Form 10-Q
period 2016-06-30
Adaptimmune Therapeutics PLC
filed 2016-08-08
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 424,711,900.

General information

In this Quarterly Report on Form 10-Q (“Quarterly Report”), “Adaptimmune,” the “Group,” the “Company,” “we,” “us” and “our” refer to Adaptimmune Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires. “Adaptimmune®”  and “SPEAR®” are registered trademarks of Adaptimmune.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•      our ability to advance our NY-ESO SPEAR® T-cells to a point where GlaxoSmithKline, or GSK, exercises the option to license the product;

•      our ability to successfully advance our MAGE-A10 and AFP SPEAR T-cells through clinical development and to advance our MAGE-A4 SPEAR T-cells into clinical development;

•      our ability to further develop our commercial manufacturing process for our SPEAR T-cells and transfer such commercial process to third party contract manufacturers;

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

•      the level of pricing and reimbursement for our SPEAR T-cells, if approved for marketing;

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

•      a change in our status as an emerging growth company under the Jumpstart Our Business Start-ups Act of 2012, or JOBS Act;

•      the change in our status from reporting as a foreign private issuer to reporting as a U.S. domestic company now using Securities Act and Exchange Act U.S. domestic company forms;

•   uncertainty about the future relationship between the United Kingdom and the European Union; and

•      additional factors that are not known to us at this time.

Additional factors that could cause actual results, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Quarterly Report not to occur. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only at the date they were made, and we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our future results may differ materially from those expressed in these estimates and forward-looking statements. In light of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Quarterly Report might not occur, and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, inclusive of, but not limited to, the factors mentioned above. Because of these uncertainties, you should not make any investment decision based on these estimates and forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$150,894	$194,263
Short-term deposits	55,031	54,620
Accounts receivable, net of allowance for doubtful accounts of $- and $- (including amounts due from related parties of $- and $2)	—	744
Other current assets and prepaid expenses (including current portion of clinical materials)	12,257	13,420
Total current assets	218,182	263,047

Restricted cash	4,229	4,508
Clinical materials	2,695	4,736
Property, plant and equipment, net	13,444	13,225
Intangibles, net	1,010	305

Total assets	$239,560	$285,821

Liabilities and Stockholders’ equity
Current liabilities
Accounts payable (including amounts due to related parties of $9 and $-)	$2,474	$7,884
Accrued expenses and other accrued liabilities (including amounts due to related parties of $77 and $288)	7,723	7,518
Deferred revenue	9,940	12,487
Total current liabilities	20,137	27,889

Deferred revenue, less current portion	22,432	22,939

Total liabilities	42,569	50,828

Contingencies and commitments — Note 8

Equity
Common stock - Ordinary shares par value £0.001, 574,711,900 authorized and 424,711,900 issued and outstanding (2015: 574,711,900 authorized and 424,711,900 issued and outstanding)	682	682
Additional paid in capital	336,904	332,363
Accumulated other comprehensive loss	(13,011)	(8,139)
Accumulated deficit	(127,584)	(89,913)
Total equity	196,991	234,993

Total liabilities and stockholders’ equity	$239,560	$285,821

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$328	$2,783	$3,246	$5,511
Operating expenses
Research and development	(16,219)	(8,404)	(30,107)	(14,380)
General and administrative	(6,809)	(5,486)	(12,664)	(7,845)
Total operating expenses (including purchases from related parties, net of reimbursements of $536, $74, $1,329 and $1,254)	(23,028)	(13,890)	(42,771)	(22,225)
Operating loss	(22,700)	(11,107)	(39,525)	(16,714)
Interest income	291	188	550	298
Other income (loss), net	607	(3,502)	1,656	101
Loss before income taxes	(21,802)	(14,421)	(37,319)	(16,315)
Income taxes	(293)	(147)	(352)	(198)
Net loss	(22,095)	(14,568)	(37,671)	(16,513)

Deemed dividend on convertible preferred shares	—	(2,229)	—	(8,663)
Net loss available to ordinary shareholders	$(22,095)	$(16,797)	$(37,671)	$(25,176)

Net loss per ordinary share basic and diluted (Note 4)	$(0.05)	$(0.05)	$(0.09)	$(0.10)

Weighted average shares outstanding, basic and diluted	424,711,900	316,559,989	424,711,900	248,222,243

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net loss	$(22,095)	$(14,568)	$(37,671)	$(16,513)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $-, $-, $- and $-	(2,327)	(5,430)	(4,872)	533

Total comprehensive loss for the period	$(24,422)	$(19,998)	$(42,543)	$(15,980)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Common stock	Common stock	Additional paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity

Balance at January 1, 2016	424,711,900	$682	$332,363	$(8,139)	$(89,913)	$234,993
Net loss	—	—	—	—	(37,671)	(37,671)
Other comprehensive loss, net of tax	—	—	—	(4,872)	—	(4,872)
Share-based compensation expense	—	—	4,541	—	—	4,541
Balance at June 30, 2016	424,711,900	$682	$336,904	$(13,011)	$(127,584)	$196,991

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(37,671)	$(16,513)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,512	365
Amortization	82	—
Share-based compensation expense	4,541	6,292
Unrealized foreign exchange (gains) losses	(2,004)	2,234
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other operating assets	601	(4,989)
Decrease in non-current operating assets	2,041	—
Decrease in payables and deferred revenue	(4,274)	(934)
Net cash used in operating activities	(35,172)	(13,545)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,910)	(3,117)
Acquisition of intangibles	(861)	—
Proceeds from sale of property, plant and equipment	—	122
Maturity of short-term deposits	41,661	—
Investment in short-term deposits	(42,837)	(28,594)
Net cash used in investing activities	(4,947)	(31,589)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs of $13,387	—	175,989
Net cash provided by financing activities	—	175,989

Effect of currency exchange rate changes on cash and cash equivalents	(3,250)	(3,473)
Net (decrease) increase in cash and cash equivalents	(43,369)	127,382
Cash and cash equivalents at start of period	194,263	101,664
Cash and cash equivalents at end of period	$150,894	$229,046

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 101 Park Drive, Milton Park, Abingdon, Oxfordshire, OX14 4RY, United Kingdom.  Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company focused on novel cancer immunotherapy products based on its proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform. It has developed a comprehensive proprietary platform that enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce TCR therapeutic candidates for administration to patients. The Company engineers TCRs to increase their affinity to cancer specific peptides in order to destroy cancer cells in patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical trials, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $127.6 million as of June 30, 2016.

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

The unaudited condensed interim financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 9.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2016.  The balance sheet as of December 31, 2015 was derived from audited consolidated financial statements included in Item 9.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2016 but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(b)                       Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, valuation allowances relating to deferred tax assets, revenue recognition, estimating clinical trial expenses and estimating reimbursements from R&D tax and expenditure credits. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(c)                        Intangible assets

Intangibles includes intellectual property (“IP”) rights for licensed technology used in research and development with an alternative future use, which are recorded at cost and amortized over the estimated useful life of the related product.  The weighted-average amortization period for IP rights for licensed technology at June 30, 2016 is 7 years.

Intangibles also include acquired computer software licenses, which are recorded at cost and amortized over the estimated useful lives of the software.

Intangibles are assessed for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

(d)                       New accounting pronouncements

Adopted with effect from January 1, 2016

Customer’s accounting for fees paid in a cloud computing arrangement

The Company has adopted Accounting Standards Update (“ASU”) 2015-05 - Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement issued by the Financial Accounting Standards Board (“FASB”) in April 2015 which clarifies a customer’s accounting for fees paid in a cloud computing arrangement.  The guidance provides a customer with guidance on whether a cloud computing arrangement includes a software license and clarifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance has been adopted prospectively to all arrangements entered into or materially modified after January 1, 2016.  The adoption of this guidance did not have any impact on the financial position, results of operations or cash flows.

To be adopted in future periods

Accounting for leases

In February 2016, the FASB issued ASU 2016-02 — Leases.  The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.  The guidance also makes targeted improvements to align lessor accounting with the lessee accounting model and guidance on revenue from contracts with customers.  The guidance is effective for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early application is permitted.  The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

Recognition and measurement of financial assets and financial liabilities

In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the guidance on the recognition and measurement of financial assets and financial liabilities.  The new guidance requires that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income.  The guidance also requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.  The guidance is effective for the fiscal year beginning January 1, 2018, including interim periods within that fiscal year.  The Company does not believe the adoption of the guidance will have a material impact on the consolidated financial statements.

Revenue from contracts with customers

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The guidance is effective for the fiscal year beginning January 1, 2018, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The guidance can be adopted retrospectively to each prior reporting period presented, subject to certain practical expedients, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently assessing the impact of adopting the guidance, including the selection of the transition method and date of adoption.

In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provided further clarification on the principal versus agent considerations included within the new revenue recognition guidance.  This guidance will be effective upon the adoption of the new revenue recognition guidance. The Company is currently assessing the impact of adopting the guidance.

In April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which provided further clarification on identifying performance obligations in a contract with a customer and provided implementation guidance on whether licenses are satisfied at a point in time or over time. This guidance will be effective upon the adoption of the new revenue recognition guidance. The Company is currently assessing the impact of adopting the guidance.

In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provided further clarification on the new revenue recognition guidance.  This clarification did not change the core principles but provided narrow-scope improvements to the guidance and certain practical expedients available upon transitioning to the guidance. The Company is currently assessing the impact of adopting the guidance.

Note 3 — Revenue

GSK Collaboration and License Agreement

Revenue represents recognized income from the GSK Collaboration and License agreement, whereby GSK funds the development of, and has an option to obtain an exclusive license to, our NY-ESO SPEAR T-cells. In addition, GSK has the right to nominate four additional target peptides, excluding those where the Company has already initiated development of a SPEAR T-cell candidate. The Company received an upfront payment of $42 million (£25 million) in June 2014 and has achieved various development milestones totaling $22 million (£14 million).  No milestones were achieved during the three and six months ended June 30, 2016. The Company is entitled to further milestone payments based on the achievement of specified development and commercialization milestones by either the Company or GSK.

The revenue recognized to date relates to the upfront fee and development milestones payments received, which are being recognized in revenue over the period in which the Company is delivering services under the GSK Collaboration and License Agreement.  The Company recognized revenue of $328,000 and $2,783,000 in the three months ended June 30, 2016 and 2015, respectively and $3,246,000 and $5,511,000 in the six months ended June 30, 2016 and 2015, respectively.

We regularly review and monitor the progress of the GSK Collaboration and License Agreement to determine the period over which to recognize revenue. In the three months ended June 30, 2016, the estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement was increased.  This change in estimate resulted in a decrease in revenue of $2,785,000 in the three months ended June 30, 2016 and will result in a decrease in revenue of $672,000 and $1,344,000 in the six months ended December 31, 2016 and the year ended December 31, 2017, respectively, and an increase in revenue of $1,793,000, $1,187,000 and $1,642,000 in the years ended December 31, 2018, 2019 and 2020, respectively, compared to the revenue that would have been recognized based on previous estimates.

Note 4 — Earnings (loss) per share

Basic earnings (loss) per share is determined by dividing net income or loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.  Diluted earnings (loss) per share is determined by dividing net income or loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares that were outstanding during the period.  Potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce diluted loss per share.

The following table reconciles the numerator and denominator in the basic and diluted earnings (loss) per share computation (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted EPS
Net loss	$(22,095)	$(14,568)	$(37,671)	$(16,513)
Deemed dividend on convertible preferred shares	—	(2,229)	—	(8,663)
Net loss available to ordinary shareholders	$(22,095)	$(16,797)	$(37,671)	$(25,176)

Denominator for basic and diluted EPS
Weighted average number of shares used to calculate basic and diluted loss per share	424,711,900	316,559,989	424,711,900	248,222,243

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Share options	46,127,274	31,473,477	46,127,274	31,473,477

Note 5 — Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Computer equipment	$1,538	$1,182
Laboratory equipment	11,276	11,016
Office equipment	237	258
Leasehold improvements	1,521	1,631
Assets under construction	2,130	1,147
	16,702	15,234
Less accumulated depreciation	(3,258)	(2,009)
	$13,444	$13,225

Depreciation expense was $804,000 and $297,000 for the three months ended June 30, 2016 and 2015, respectively and $1,512,000 and $365,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 6 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Acquired software licenses	$1,080	$399
IP rights for licensed technology	93	—
	1,173	399
Less accumulated amortization	(163)	(94)
	$1,010	$305

Amortization expense was $44,000 and $- for the three months ended June 30, 2016 and 2015, respectively and $82,000 and $- for the six months ended June 30, 2016 and 2015, respectively. The estimated aggregate amortization expense in respect of these assets for each of the five years ended June 30, 2021 is $145,000, $85,000, $33,000, $21,000 and $21,000, respectively.

Note 7 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015

Accrued purchases and clinical trial expenditure	$7,049	$6,406
Accrued employee compensation and benefits payable	545	368
Other current liabilities	129	744
	$7,723	$7,518

Note 8 — Contingencies and commitments

Leases

Future minimum lease payments under operating leases at June 30, 2016 are presented below (in thousands):

June 30, 2016
2016	$700
2017	2,567
2018	3,068
2019	3,969
2020	3,725
2021	3,255
Thereafter	18,609
$35,893

The Company leases property under operating leases expiring through 2027. Lease expenses amounted to $406,000 and $235,000 for the three months ended June 30, 2016 and 2015, respectively and $831,000 and $403,000 for the six months ended June 30, 2016 and 2015, respectively, which expenses are included within Research and development and General and administrative expenses in the Company’s Consolidated statement of operations.

Capital commitments

At June 30, 2016, the Company had commitments for capital expenditure totaling $18,637,000, of which the Company expects to pay $13,789,000 within one year and $4,848,000 in one to three years.

Purchase commitments for clinical materials, clinical trials and contract manufacturing

At June 30, 2016, the Company had commitments to pay vendors for purchase of clinical materials, executing and administering clinical trials and for contract manufacturing of $47,524,000, of which the Company expects to pay $28,810,000 within one year, $11,896,000 in one to three years and $6,818,000 in three to five years.  The timing of these payments vary depending on the rate of progress of development and clinical trial enrollment rates. Our subcontracted costs for clinical trials and contract manufacturing were $6,323,000 and $2,845,000 for the three months ended June 30, 2016 and 2015, respectively, and $9,876,000 and $4,633,000 for the six months ended June 30, 2016 and 2015, respectively.

Universal Cells Research, Collaboration and License Agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2.5 million to Universal Cells in November 2015 and a milestone payment of $3.0 million in February 2016.  Further milestone payments of up to $44 million are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.  The upfront and start-up fee was expensed to research and development when incurred.

ThermoFisher License Agreement

In 2012, the Company entered into a series of license and sub-license agreements with Life Technologies Corporation, part of ThermoFisher Scientific, Inc. (“ThermoFisher Scientific”) that provide the Company with a field-based exclusive license under certain intellectual property rights owned or controlled by ThermoFisher Scientific.  The Company paid upfront license fees of $1.0 million relating to the license and sublicense agreements and has an obligation to pay minimum annual royalties (in the tens of thousands of U.S. dollars prior to licensed product approval and thereafter at a level of 50% of running royalties in the previous year), milestone payments and a low single-digit running royalty payable on the net selling price of each licensed product. The upfront payment made in 2012 was expensed to research and development when incurred. Subsequent milestone payments have been recognized as an intangible asset due to the technology having alternative future use in research and development projects at the time of the payment.  The minimum annual royalties have been expensed as incurred.

On June 16, 2016 the Company entered into a supply agreement with ThermoFisher Scientific for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads® CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of the Company’s affinity enhanced T-cell therapies.  The supply agreement runs until December 31, 2025. Under the supply agreement the Company is required to purchase its requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher Scientific for a period of 5 years and there are also minimum purchasing obligations, which are included within ‘Purchase commitments for clinical materials, clinical trials and contract manufacturing’ set forth above. ThermoFisher Scientific has the right to terminate the supply agreement for material breach or insolvency.

Note 9 — Share-based compensation

The following table shows the total share-based compensation expense included in the consolidated statements of operations (thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Research and development	$1,376	$2,533	$2,268	$3,500
General and administrative	1,063	2,277	2,273	2,792
	$2,439	$4,810	$4,541	$6,292

There were 1,768,243 and 1,885,615 share options granted in the three months ended June 30, 2016 and 2015, respectively, and 15,343,797 and 11,069,517 share options granted in the six months ended June 30, 2016 and 2015, respectively. The weighted average fair value of stock options granted was $0.89 and $1.45 in the three months ended June 30, 2016 and 2015, respectively, and $0.70 and $0.94 in the six months ended June 30, 2016 and 2015.

The fair value of the share options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Six months ended June 30,
	2016	2015

Expected term (years)	5 years	5 years
Expected volatility	68-73%	60%
Risk free rate	0.86-1.07%	1.03-1.39%
Expected dividend yield	0%	0%

The expected term of the option is based on management judgment.  Forfeitures are recognized when they occur. To date, our forfeitures have been minimal.  Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of seven public companies with similar attributes to the Company.  The risk free rate is based on the Bank of England’s estimates of gilt yield curve as of the respective grant dates.

At June 30, 2016, there were 3,074,600 share options granted to nonemployees outstanding.  These share options are measured at the current fair values at each reporting date until the share options have vested and recognized in the consolidated statement of operation over the requisite service period.  The total share based payment expense relating to these options was a charge of $274,000 and $1,707,000 in the three months ended June 30, 2016 and 2015, respectively and a benefit of $108,000 and a charge of $2,506,000 in the six months ended June 30, 2016 and 2015, respectively.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included elsewhere in this report, the Company’s consolidated financial statements and accompanying notes for the period ended December 31, 2015 included in Item 9.01 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2016, the Company’s Transition Report on Form 20-F for the six months ended December 31, 2015, prepared under IFRS and presented in pounds sterling and the Company’s Annual Report on Form 20-F for the year ended June 30, 2015, prepared under IFRS and presented in pounds sterling.

Update on Clinical Pipeline Progress

The Company has three SPEAR T-cells either in clinical trials or with an Investigational New Drug Application, or IND, open. An IND for a further SPEAR T-cell directed to the MAGE-A4 target, the MAGE-A4 SPEAR T-cell, is anticipated to filed in late 2016 or first quarter of 2017. In addition, INDs for second generation SPEAR T-cells are anticipated to be filed from 2017 onwards.

Our Sponsored NY-ESO SPEAR T-cell trials

Our first SPEAR T-cell targets the NY-ESO-1 target peptide and is currently in clinical trials in the United States. Pilot studies are ongoing in synovial sarcoma, melanoma, multiple myeloma, non small cell lung cancer (“NSCLC”) and ovarian indications and a trial in myxoid round cell lyposarcoma (“MRCLS”) is due to start in late 2016 or early 2017.

•                  Synovial sarcoma: Four cohorts are currently ongoing for synovial sarcoma with enrollment in the first cohort being completed. Enrollment continues in the second cohort (low NY-ESO target expression) and third cohort (no fludarabine conditioning). Accrual to the fourth cohort which uses different doses of cyclophosphamide and fludarabine pre-conditioning regimen is dependent on the data obtained from the third cohort, but is now being initiated at several U.S. sites. The fourth cohort is likely to start accrual in the second half of 2016. Data from the third cohort suggest that fludarabine may be required as part of the pre-conditioning regimen. The Company is in discussions with the U.S. Food and Drug Administration, or FDA, in relation to the initiation of a pivotal trial in the synovial sarcoma indication, including discussions relating to trial design and the requirement for comparability testing for use of its commercial-ready manufacturing process. The pivotal trial is currently anticipated to start in the second half of 2017 which will allow for the performance of analytical comparability studies between the current and the commercial processes and the submission of a Special Protocol Assessment as requested by the FDA. The synovial sarcoma trials are also being extended to sites outside of the United States with submissions made to the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the United Kingdom and to Health Canada in Canada. Health Canada has approved the clinical trial application.

•                  MRCLS: A trial in MRCLS is also planned to start in late 2016 or early 2017. The FDA has issued a partial clinical hold for the trial following review of the protocol submitted for the trial. This trial is not yet active at any investigational site and has not yet recruited any subjects. The FDA notification is not based on safety concerns and does not affect the current pilot trial in synovial sarcoma or any of our other studies with our NY-ESO SPEAR T-cell therapy. In its correspondence the FDA requests additional Chemistry Manufacturing and Controls, or CMC, data with the cell process and vector to be used in this trial and information on and modification of certain clinical trial design features. Addressing these will result in an amendment to the protocol for the trial. The requested modifications will not change the eligibility criteria, treatment plan, or overall conduct of the study. We intend to provide a response to all of the FDA requests shortly and the FDA has 30 days from receipt of our response in which to respond. Provided the discussions with the FDA are favorable and the hold is lifted during this period, we would expect to initiate the MRCLS trial as planned in late 2016 or first quarter of 2017. If discussions take longer then initiation of the MRCLS trial may be delayed to the second half of 2017.

•                  Ovarian: Data from the trial in ovarian cancer were reported at the 2016 American Society of Clinical Oncology, or ASCO, meeting. The protocol for the ovarian study has been amended to include a preconditioning regimen which includes both fludarabine and cyclophosphamide. This protocol amendment is being evaluated at existing trial sites and enrollment under the amended protocol is anticipated to occur on the new protocol later in 2016.

•                  Melanoma: Data from the trial in melanoma were reported at the 2016 ASCO meeting. No objective responses were observed in the six patients treated and a combination study with immune check point inhibitors (CPI) is currently being considered.

•                  Myeloma: Enrollment in the myeloma trial (with autologous SCT) has completed. The second myeloma trial (no transplant) is currently paused and the Company is considering combination approaches for treatment of myeloma, with a combination study anticipated to start in the first half of 2017.

•                  NSCLC: A trial in NSCLC opened in 2016. Enrollment has been more challenging than anticipated with no patients as yet enrolled. Initial data is currently anticipated in 2017 but availability of data for publication will depend on the number of patients recruited to the trial. The chemotherapy preconditioning regimen is being modified in a protocol amendment to include both fludarabine and cyclophosphamide.

Our NY-ESO TCR therapeutic is also being used in an investigator-initiated clinical program funded by the European Union, Adoptive engineered T-cell Targeting to Activate Cancer Killing program, or ATTACK 2 program. The therapy, which is produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, is being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. The European Union has since terminated funding of the trial due to the delays in trial progression and the Company is in discussions with the sponsor, the Christie NHS Foundation Trust, in relation to continuation of the trial.

Our MAGE-A10 SPEAR T-cell

The MAGE-A10 trial in NSCLC initiated in late 2015. Enrollment of patients has been challenging and initial data are currently anticipated in 2017. A three tumor trial in bladder, melanoma and ovarian cancers received Recombinant DNA Advisory Committee (RAC) approval in May 2016 and the trial is currently being initiated at sites in the United States and Canada.

Our AFP SPEAR T-cell

An IND for a clinical trial of our AFP SPEAR T-cell in hepatocellular cancer was opened in 2016 and we anticipate enrollment will start in the first half of 2017. Enrollment is dependent on our supply of vector to manufacture our AFP SPEAR T-cell.

Our MAGE-A4 SPEAR T-cell

An IND submission for our next proprietary therapy the MAGE-A4 SPEAR T-cell in multiple tumor types is anticipated to be filed in early 2017.

Significant Events in the Three Months Ended June 30, 2016

IND for our AFP SPEAR T-cell in Locally Advanced or Metastatic Hepatocellular Carcinoma

On April 7, 2016, the Company announced that the FDA had accepted the Company’s IND application for its AFP SPEAR T-cells in patients with locally advanced or metastatic hepatocellular carcinoma.  This is the Company’s second unpartnered therapeutic candidate to enter clinical trials.  Enrollment in a clinical trial of the Company’s AFP SPEAR T-cells is expected to initiate in the first half of 2017.

Presentation of Corporate and Clinical Updates at Investor and Analyst Day

On April 22, 2016, the Company hosted an Investor and Analyst meeting in New York and presented clinical and corporate updates that included progress with pipeline development and manufacturing process optimization.  The presentations included updates on the Company’s synovial sarcoma and multiple myeloma studies, as well as on progress with optimization of manufacturing processes and the construction of a dedicated manufacturing plant in Philadelphia scheduled to open in 2017.

The Company also announced:

•                  it had adopted the name SPEAR T-cells (Specific Peptide Enhanced Affinity Receptor T-cells) to describe its proprietary technology.

•                  its next target for development of a SPEAR T-cell is MAGE-A4, with the objective of achieving IND acceptance in 2017.

•                  the appointment of leading immunology, immunotherapy and oncology experts from across the United States and Europe to its newly formed scientific advisory board (“SAB”). Crystal Mackall, M.D., Professor of Pediatrics and Medicine and Associate Director of the Stanford Cancer Institute, will serve as Chair of the SAB.  The SAB will serve as a strategic resource for Adaptimmune and help to steer the Company’s development efforts in the field of immuno-oncology.

Notification of Termination of Funding for ATTACK 2 Program

In May 2016, the Company received notification that the European Commission was terminating the funding provided for the ATTACK 2 collaboration program due to the lack of progress seen on the program. Such termination became effective on June 27, 2016. This program evaluates our NY-ESO TCR therapeutic in esophageal cancer and is sponsored by the Christie Trials Co-ordination Unit. Two patients have been treated to date and the Company is in active discussions with the Christie Trials Co-ordination Unit in relation to the continuation of the program with an amended protocol.

Presentation of Preclinical and Clinical Data at the 2016 ASCO Meeting

In June 2016, the Company presented new data relating to the incidence of cytokine release syndrome with its NY-ESO SPEAR T-cell, data describing the clinical response seen in its synovial sarcoma and myeloma trials and the Company’s preclinical safety package.

Positive Opinion by European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products (COMP)

On June 20, 2016, the Company announced that the EMA’s COMP had adopted a positive opinion recommending the Company’s SPEAR T-cell therapy targeting NY-ESO for designation as an orphan medicinal product for the treatment of soft tissue sarcoma. The COMP adopts an opinion on the granting of orphan drug designation, after which the opinion is submitted to the European Commission for endorsement. Orphan drug designation provides certain regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, and where no satisfactory treatment is available.

Supply Agreement with ThermoFisher Scientific, Inc.

On June 21, 2016, the Company announced that it had entered into a supply agreement with ThermoFisher Scientific for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads® CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of our affinity enhanced T-cell therapies.  The supply agreement runs until December 31, 2025. Under the supply agreement, we are required to purchase our requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher Scientific for a period of 5 years and there are also minimum purchasing obligations. ThermoFisher Scientific has the right to terminate the supply agreement for material breach or insolvency.

Recent events

Orphan Drug Designation by European Commission

On July 27, 2016, the Company announced that the European Commission had adopted a decision designating the Company’s NY-ESO SPEAR T-cell therapy as an orphan medicinal product for the treatment of soft tissue sarcoma, a solid tumor cancer. Adaptimmune previously received orphan drug designation from the FDA for its NY-ESO SPEAR T-cell therapy in this indication. Orphan drug designation provides certain regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, and where no satisfactory treatment is available.

PRIME Regulatory Access Granted for NY-ESO SPEAR T-cell

On July 28, 2016, the Company announced that the EMA granted access to its newly-established Priority Medicines (PRIME) regulatory initiative for the Company’s NY-ESO SPEAR T-cell for the treatment of HLA-A0201, HLA-A0205, or HLA-A0206 patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. The PRIME initiative provides support to optimize regulatory applications and accelerate the review of medicines that address a high unmet need.

Equity Sales Agreement

On July 27, 2016, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), under which the Company may, from time to time, issue and sell through Cowen, American Depositary Shares (“ADSs”) of the Company having an aggregate offering price of up to $75 million (the “Agreement”).  Under the Agreement, Cowen may sell ADSs by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Cowen compensation at a commission rate of up to 3.0% of the gross proceeds from sales of ADSs pursuant to the terms of the Agreement. The Company is not obligated to make any sales under the Agreement.

Financial operations overview

Revenue

To date, we have not generated any revenue from the sale of our SPEAR T-cells. Our revenues have been solely derived from our collaboration and license agreement with GSK (the “GSK Collaboration and License Agreement”). The terms of this arrangement contain multiple milestones associated with: (i) co-development of our NY-ESO SPEAR T-cells, (ii) associated manufacturing optimization work and (iii) co-development of other TCR target programs. GSK is also obligated to pay us certain milestone fees, which are generally non-refundable and are payable upon satisfactory completion of specified research and development activities.

In February 2016, the terms of the GSK Collaboration and License Agreement were expanded by an amendment agreement effective February 2, 2016 (the “Amendment Agreement”). The Amendment Agreement enables the acceleration of development of our NY-ESO SPEAR T-cells towards pivotal trials in synovial sarcoma, as well as the exploration of development of NY-ESO SPEAR T-cells in myxoid round-cell liposarcoma. The Amendment Agreement also provides the opportunity for up to eight combination studies using our NY-ESO SPEAR T-cells. The Amendment Agreement increases the potential development milestones that the Company is eligible to receive but does not result in any additional separate standalone deliverables.

Consideration received under the GSK Collaboration and License Agreement is allocated between the separate deliverables within the arrangement and the revenue allocated to each is recognized as that revenue is earned.  Milestone payments which are non-refundable, non-creditable and contingent on achieving clinical milestones are recognized as revenues either on achievement of such milestones, if the milestones are considered substantive, or over the period for which the Company has continuing performance obligations, if the milestones are not considered substantive.

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

Expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple Contract Research Organizations, or CROs, that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.

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

Research and development expenditure is presented net of reimbursements from government grants and reimbursable tax credits from the U.K. government, when it is probable that the Company has complied with any attached conditions and will receive the reimbursement.

As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium sized companies and the U.K. Research and Development Expenditure Credit Scheme, or the U.K. RDEC Scheme, whereby our principal research subsidiary company, Adaptimmune Limited, is able to surrender the trading losses that arise from its research and development activities for a refundable tax credit.  A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by Adaptimmune Limited, are eligible for inclusion within these tax credit cash rebate claims.

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

A change in the outcome of any of these variables may significantly change the costs and timing associated with the development of that SPEAR T cell. For example, if the FDA, or another regulatory authority, requires us to conduct clinical trials beyond those that we currently anticipate will be required for regulatory approval, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

We may not be able to continue to claim certain research and development tax credits in the future as we increase our personnel and expand our business because we may no longer qualify as an SME (small or medium-sized enterprise). In order to qualify as an SME for research and development tax credits, we must continue to be a company with fewer than 500 employees and also have either an annual turnover not exceeding €100 million or a balance sheet not exceeding €86 million.

General and Administrative Expenses

Our general and administrative expenses consist principally of:

•                  salaries for employees other than research and development staff, including benefits;

•                  business development expenses, including travel expenses;

•                  professional fees for auditors, lawyers and other consulting expenses not related to research and development activities;

•                  cost of facilities, communication, and office expenses;

•                  information technology expenses;

•                  amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and

•                  share-based compensation expenses.

Other Income (Expense), net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from our GSK Collaboration and License Agreement is denominated in pounds sterling and generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. Dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.

Our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, we have not used hedging contracts to manage exchange rate exposure, although we may do so in the future.

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

Unsurrendered tax losses can be carried forward to be offset against future taxable profits. After accounting for tax credits receivable, there are accumulated tax losses for carry forward in the United Kingdom amounting to $46.2 million at December 31, 2015.  These tax losses do not expire.

We may also benefit in the future from the United Kingdom’s “patent box” regime, which would allow certain profits attributable to revenues from patented products to be taxed at a rate that over time will be reduced to 10%. As we have many different patents covering our products, future upfront fees, milestone fees, product revenues, and royalties may be taxed at this favorably low tax rate.

VAT is charged on all qualifying goods and services by VAT-registered businesses. An amount of 20% of the value of the goods or services is added to all sales invoices and is payable to the UK tax authorities. Similarly, VAT paid on purchase invoices paid by Adaptimmune Limited and Adaptimmune Therapeutics plc is reclaimable from the UK tax authorities.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2.02 of our Current Report on Form 8-K filed with the SEC on July 8, 2016.  There has been no change in the accounting policies considered to be critical accounting judgments and estimates.

The estimate of the period over which we are delivering services to GSK is a critical accounting estimate identified in Item 2.02 of our Current Report on Form 8-K filed with the SEC on July 8, 2016.  In the three months ended June 30, 2016 we increased our estimate of the period over which we are delivering services, which resulted in a decrease in revenue of $2,785,000 in the three months ended June 30, 2016 compared to the revenue that would have been recognized based on previous estimates and will result in a decrease in revenue of $672,000 and $1,344,000 in the six months ended December 31, 2016 and the year ended December 31, 2017, respectively, and an increase in revenue of $1,793,000, $1,187,000 and $1,642,000 in the years ended December 31, 2018, 2019 and 2020, respectively, compared to the revenue that would have been recognized based on previous estimates.

Results of operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015, together with the changes to those items:

	Three months ended June 30,
(in thousands)	2016	2015	Increase/decrease
Revenue	$328	$2,783	$(2,455)	(88)%
Research and development expenses	(16,219)	(8,404)	(7,815)	93%
General and administrative expenses	(6,809)	(5,486)	(1,323)	24%
Total operating expenses	(23,028)	(13,890)	(9,138)	66%
Operating loss	(22,700)	(11,107)	(11,593)	104%
Interest income	291	188	103	55%
Other income (expense), net	607	(3,502)	4,109	(117)%
Loss before income taxes	(21,802)	(14,421)	(7,381)	51%
Income taxes	(293)	(147)	(146)	99%
Loss for the period	$(22,095)	$(14,568)	$(7,527)	52%

Revenue

Revenue decreased from $2.8 million for the three months ended June 30, 2015 to $0.3 million for the three months ended June 30, 2016. We regularly review and monitor the progress of the GSK Collaboration and License Agreement to determine the period over which to recognize revenue. In the three months ended June 30, 2016, the estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement was increased.  This change in estimate resulted in a decrease in revenue of $2,785,000 in the three months ended June 30, 2016 and will result in a decrease in revenue of $672,000 and $1,344,000 in the six months ended December 31, 2016 and the year ended December 31, 2017, respectively, and an increase in revenue of $1,793,000, $1,187,000 and $1,642,000 in the years ended December 31, 2018, 2019 and 2020, respectively, compared to the revenue that would have been recognized based on previous estimates.

Although it is difficult to project the timing of achieving future development deliverables, we expect revenue in the full year to December 31, 2016 to be similar to the full year ended December 31, 2015, excluding the impact of foreign exchange.

Research and Development Expenses

Research and development expenses increased by 93% to $16.2 million for the three months ended June 30, 2016 from $8.4 million for the three months ended June 30, 2015.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.

The increase in our research and development expenses of $7.8 million for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to:

•                  an increase of $6.0 million in salaries, materials, equipment, depreciation of tangible fixed assets and other employee-related costs. The driver for these is an increase in the average number of employees engaged in research and development from 82 to 204; and

•                  an increase of $3.5 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs, and manufacturing expenses driven by increased recruitment in our clinical trials;

partially offset by:

•                  a decrease of $1.2 million in share-based compensation expense due to a decrease in share-based compensation expense for nonemployee share options of $1.4 million offset by an increase in share-based compensation expense for employees of $0.2 million; and

•                  an increase of $0.5 million in reimbursements in the form of grants and R&D expenditure credits and tax credits from the U.K. government.

Our subcontracted costs for the three months ended June 30, 2016 were $6.3 million, of which $5.2 million related to our NY-ESO SPEAR T-cells and the remaining $1.1 million related to other projects, including our MAGE-A10 and AFP SPEAR T-cells.

In the year ended December 31, 2016 and into the year ended December 31, 2017, we plan to increase the number of clinical trials we are running, both in new therapies (including our MAGE-A10 and AFP SPEAR T-cells) and as part of the GSK Collaboration and License Agreement for our NY-ESO SPEAR T-cells.  We expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense will fluctuate in future periods due to changes in the assumptions to the fair value calculation for nonemployee share options, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at June 30, 2016 would have increased the share-based compensation expense for the three months to June 30, 2016 by approximately $44,000.

General and Administrative Expenses

General and administrative expenses increased by 24% to $6.8 million for the three months ended June 30, 2016 from $5.5 million in the same period in 2015.

The increase of $1.3 million was due to:

•                  an increase of $1.3 million in personnel costs, primarily due to the addition of key management and other professionals to support our growth;

•                  an increase of $0.5 million in property costs; and

•                  an increase of $0.7 million in other corporate costs, including costs in relation to our Nasdaq listing, consultants, additional audit costs and investor relations,

partially offset by:

•                  a decrease of $1.2 million in share-based compensation expense.

We expect that our general and administrative expenses will continue to increase, primarily due to the costs of operating as a public company, such as additional legal, accounting, and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums, and investor relations activity.

Other Income (Expense), net

Other income (expense), net was an income of $0.6 million for the three months ended June 30, 2016 compared to an expense of $3.5 million for the three months ended June 30, 2015.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2015, together with the changes to those items:

	Six months ended June 30,
(in thousands)	2016	2015	Increase/decrease
Revenue	$3,246	$5,511	$(2,265)	(41)%
Research and development expenses	(30,107)	(14,380)	(15,727)	109%
General and administrative expenses	(12,664)	(7,845)	(4,819)	61%
Total operating expenses	(42,771)	(22,225)	(20,546)	92%
Operating loss	(39,525)	(16,714)	(22,811)	136%
Interest income	550	298	252	85%
Other income, net	1,656	101	1,555	1540%
Loss before income taxes	(37,319)	(16,315)	(21,004)	129%
Income taxes	(352)	(198)	(154)	78%
Loss for the period	$(37,671)	$(16,513)	$(21,158)	128%

Revenue

Revenue decreased from $5.5 million for the six months ended June 30, 2015 to $3.2 million for the six months ended June 30, 2016.  We regularly review and monitor the progress of the GSK Collaboration and License Agreement to determine the period over which to recognize revenue. In the three months ended June 30, 2016, the estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement was increased.  This change in estimate resulted in a decrease in revenue of $2,785,000 in the three months ended June 30, 2016 and will result in a decrease in revenue of $672,000 and $1,344,000 in the six months ended December 31, 2016 and the year ended December 31, 2017, respectively, and an increase in revenue of $1,793,000, $1,187,000 and $1,642,000 in the years ended December 31, 2018, 2019 and 2020, respectively, compared to the revenue that would have been recognized based on previous estimates.

Although it is difficult to project the timing of achieving future development deliverables, we expect revenue in the full year to December 31, 2016 to be similar to the full year ended December 31, 2015 due to a full year’s recognition of revenue relating to milestone payments achieved in 2015 and potential future development milestones.

Research and Development Expenses

Research and development expenses increased by 109% to $30.1 million for the six months ended June 30, 2016 from $14.4 million for the six months ended June 30, 2015.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.

The increase in our research and development expenses of $15.7 million for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to:

•                  a $11.0 million increase in salaries, materials, equipment, depreciation of tangible fixed assets and other employee-related costs. The driver for these is an increase in the average number of employees engaged in research and development from 75 to 195;

•                  a $5.2 million increase in subcontracted expenditures, including clinical trial expenses, CRO costs, and manufacturing expenses driven by increased recruitment in our clinical trials; and

•                  a $3.0 million payment to Universal Cells for in-process R&D;

partially offset by

•                  a $1.2 million decrease in share-based compensation expense due to a decrease in share-based compensation expense for nonemployee share options of $2.4 million offset by an increase in share-based compensation expense for employees of $0.9 million; and

•                  a $2.3 million increase in reimbursements in the form of grants and R&D expenditure credits and tax credits from the U.K. government.

Our subcontracted costs for the six months ended June 30, 2016 were $9.9 million, of which $8.3 million related to our NY-ESO SPEAR T-cells and the remaining $1.6 million related to other projects, including our MAGE-A10 and AFP SPEAR T-cells.

In the year ended December 31, 2016 and into the year ended December 31, 2017, we plan to increase the number of clinical trials we are running, both in new therapies (including our MAGE-A10 and AFP SPEAR T-cells) and as part of the GSK Collaboration and License Agreement for our NY-ESO SPEAR T-cells.  We expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense will fluctuate in future periods due to changes in the assumptions to the fair value calculation for nonemployee share options, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at June 30, 2016 would have increased the share-based compensation expense for the six months to June 30, 2016 by approximately $44,000.

General and Administrative Expenses

General and administrative expenses increased by 61% to $12.7 million for the six months ended June 30, 2016 from $7.8 million in the same period in 2015.

The increase of $4.8 million was due to:

•                  a $2.4 million of increased personnel costs, primarily due to the addition of key management and other professionals to support our growth;

•                  a $1.0 million of increased property costs; and

•                  a $1.9 million of increased other corporate costs, including costs in relation to our Nasdaq listing, consultants, additional audit costs and investor relations activity;

partially offset by:

•                  a $0.5 million of decreased share-based compensation expense;

We expect that our general and administrative expenses will continue to increase, primarily due to the costs of operating as a public company, such as additional legal, accounting, and corporate governance expenses, including expenses related to compliance with the Sarbanes-Oxley Act, directors’ and officers’ insurance premiums, and investor relations activity.

Other Income, net

Other income, net increased by 1540% to $1.7 million for the six months ended June 30, 2016 from $0.1 million for the six months ended June 30, 2015.  Other income, net primarily relates to unrealized foreign exchange gains/losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars.

Liquidity and Capital Resources.

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through an initial public offering, placements of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax credits. From inception through to June 30, 2016, we have raised:

•                  $307.3 million, net of issue costs, through the issuance of shares, of which $176.0 million was raised through our initial public offering in May 2015;

•                  $63.7 million upfront fees and milestones under our GSK Collaboration and License Agreement;

•                  $2.4 million of income in the form of government grants from the United Kingdom; and

•                  $7.2 million in the form of research and development tax credits and receipts from the U.K. RDEC Scheme.

The Company uses a non-GAAP measure, Total Liquidity Position, which is defined as cash and cash equivalents plus short-term deposits to evaluate the funds available to the Company in the near-term. A description of Total Liquidity Position and reconciliation to the most directly comparable U.S. GAAP measure are provided below under “Non-GAAP measures”.

As of June 30, 2016, we had cash and cash equivalents of $150.9 million, in addition to short-term deposits of $55.0 million.  Our Total Liquidity Position as of June 30, 2016 was $205.9 million. We believe that our Total Liquidity Position as of June 30, 2016 will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital spending for at least the next twelve months.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015
Net cash used in operating activities	$(35,172)	$(13,545)
Net cash used in investing activities	(4,947)	(31,589)
Net cash provided by financing activities	—	175,989
Cash and cash equivalents at the end of the period	150,894	229,046

Operating Activities

Net cash used in operating activities increased by $21.6 million to $35.2 million for the six months ended June 30, 2016 from $13.5 million for the six months ended June 30, 2015.  The increase in cash used in operations was primarily the result of an increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses.

Components of Cash Flows used in Operating Activities

Net cash used in operating activities of $35.2 million for the six months ended June 30, 2016 comprised a net loss of $37.7 million, net cash out flow of $1.6 million from changes in operating assets and liabilities and noncash items of $4.1 million. The non-cash items consisted primarily of depreciation expense on plant and equipment of $1.5 million, amortization expense of $0.1 million and equity-settled share-based compensation expense of $4.5 million, partially offset by unrealized foreign exchange gains of $2.0 million.

Net cash used in operating activities of $13.5 million for the six months ended June 30, 2015 comprised a net loss of $16.5 million and net cash outflow of $5.9 million from changes in operating assets and liabilities, partially offset by non-cash items of $8.9 million. The non-cash items consisted primarily of unrealized foreign exchange losses of $2.2 million, depreciation expense on plant and equipment of $0.4 million and equity-settled share-based compensation expense of $6.3 million.  The changes in operating assets and liabilities is predominantly due to an increase in receivables and other operating assets as a result of an increase in prepaid expenses.

Investing Activities

Net cash used in investing activities was $4.9 million and $31.6 million for the six months ended June 30, 2016 and 2015, respectively.  Net cash used in investing activities for the six months ended June 30, 2016 comprised investment in short-term deposits of $42.8 million, purchases of property and equipment of $2.9 million and acquisition of intangibles of $0.9 million for the six months ended June 30, 2016, offset by cash inflows from the maturity of short-term deposits of $41.7 million.  The purchases of property, plant and equipment for the six months ended June 30, 2016 related predominantly to the investment in our laboratory facilities in the United Kingdom. Net cash used in investing activities for the six months ended June 30, 2015 predominantly comprised of investments in short-term deposits of $28.6 million and purchases of property and equipment of $3.1 million.

Financing Activities

Net cash provided by financing activities was $nil and $176.0 million for the six months ended June 30, 2016 and 2015, respectively.  Net cash provided by financing activities for the six months ended June 30, 2015 comprised proceeds from issuance of common stock upon the Company’s initial public offering on NASDAQ of $176.0 million, net of issuance costs of $13.4 million.

Non-GAAP Measures

Total Liquidity Position (a non-GAAP financial measure)

Total Liquidity Position (a non-GAAP financial measure) is defined as cash and cash equivalents plus short-term deposits. Each of these components appears in the Consolidated Statements of Financial Position. The U.S. GAAP financial measures most directly comparable to Total Liquidity Position are Cash and cash equivalents and Short-term deposits as reported in the Consolidated Financial Statements.

(in thousands)	June 30, 2016	December 31, 2015

Cash and cash equivalents	$150,894	$194,263
Short-term deposits	55,031	54,620
Total Liquidity Position	$205,925	$248,883

The Company believes that the presentation of Total Liquidity Position provides useful information to investors because management reviews Total Liquidity Position as part of its management of overall liquidity, financial flexibility, capital structure and leverage.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC other than operating leases as described in Note 8 of the consolidated financial statements included in Item 1 of this Quarterly Report.

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$35,893	$1,986	$6,330	$7,337	$20,240
Purchase obligations(2)	68,525	43,713	18,012	1,800	5,000
Total contractual cash obligations	$104,418	$45,699	$24,342	$9,137	$25,240

(1)                As of June 30, 2016, operating lease obligations consisted of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, U.K. and Philadelphia, U.S.

(2)                Purchase obligations include signed orders for capital equipment, clinical materials, clinical trial expenses and contract manufacturing, which have been committed but not yet received and costs relating to the expansion of our laboratory and office space in Oxfordshire, U.K. and Philadelphia, U.S.  The timing of the payments for clinical materials, clinical trial expenses and contract manufacturing may vary depending on the rate of progress of development and clinical trial enrollment rates.

On November 25, 2015, the Company entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. The Company paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and the Company will make further payments of up to $44 million if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. These payments are not reflected in the table above because the timing of the payments is uncertain.

In 2012, we entered into a series of license and sub-license agreements with Life Technologies Corporation, part of ThermoFisher Scientific that provide the Company with a field-based exclusive license under certain intellectual property rights owned or controlled by ThermoFisher Scientific.  The Company paid upfront license fees of $1.0 million relating to the license and sublicense agreements and has an obligation to pay minimum annual royalties (in the tens of thousands of U.S. dollars prior to licensed product approval and thereafter at a level of 50% of running royalties in the previous year), milestone payments and a low single-digit running royalty payable on the net selling price of each licensed product. The upfront payment made in 2012 was expensed to research and development when incurred. Subsequent milestone payments will be recognized as an intangible asset due to the technology now having alternative future use in research and development projects.  The minimum annual royalties have been expensed as incurred.

On June 16, 2016, we entered into a supply agreement with ThermoFisher Scientific for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads®  CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of our affinity enhanced T-cell therapies.  The supply agreement runs until December 31, 2025. Under the supply agreement we are required to purchase our requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of 5 years and there are also minimum purchasing obligations (which have been included in the purchase obligations above). ThermoFisher has the right to terminate the supply agreement for material breach or insolvency.

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

Interest Rate Risk

As of June 30, 2016, we had cash and cash equivalents of $150.9 million and short-term deposits of $55.0 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash and cash equivalents are invested in interest-bearing savings and money market accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Currency Risk

We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and the United States.  Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. Dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and the United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. The exchange rate as at June 30, 2016, the last business day of the reporting period, was £1.00 to $1.3397.  The exchange rate on July 31, 2016 was £1.00 to $1.3225. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future.

Credit Risk

The Company held cash and cash equivalents of $150.9 million and short-term deposits of $55.0 million as of June 30, 2016.  The cash and cash equivalents and short-term deposits are held with multiple banks and the Company monitors the credit rating of those banks.

There are no material trade receivables as of June 30, 2016. Trade receivables may arise in future periods in relation to the GSK Collaboration and License Agreement. The Company has been transacting with GSK for 25 months, during which time no impairment losses have been recognized. There are no amounts which are past due as of June 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

This Quarterly Report does not include any report or update of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC’s rules for newly public companies.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2016, we were not a party to any material legal proceedings.

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

For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $39.5 million, $12.2 million and $9.6 million, respectively. As of June 30, 2016, we had accumulated losses of $127.6 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, successfully achieving GSK milestones and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

As of June 30, 2016, we had $150.9 million of cash and cash equivalents and $55.0 million of short-term deposits. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10 SPEAR T-cell, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and short-term deposits together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our SPEAR T-cells or other research and development initiatives. Our license and supply agreements may also be terminated if we are unable to meet the payment obligations under these agreements. We could be required to seek collaborators for our SPEAR T-cells at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our SPEAR T-cells in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our American Depositary Shares, or ADSs, to decline.

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

There is no guarantee that the FDA or any other regulatory authority will approve any IND (or equivalent application) for any of our SPEAR T-cells or for new indications for our NY-ESO SPEAR T-cell or that amendments to existing protocols will not be required. In particular, The FDA has issued a partial clinical hold for the Company’s proposed MRCLS trial with NY-ESO following review of the Investigational New Drug Application or IND submitted for the trial. The FDA notification is not based on safety concerns. In its correspondence the FDA requests additional Chemistry Manufacturing and Controls or CMC and clinical information prior to the trial commencement. The response to the FDA will result in an amendment to the ADP-0011-007 protocol for the trial; however, the requested modifications will not change the eligibility criteria, treatment plan, or overall conduct of the study. There can be no guarantee that the FDA will lift the partial clinical hold within the timescales anticipated by the Company or at all and the start of clinical trials in MRCLS will be delayed as a result.

We are currently in the process of developing our MAGE-A4 SPEAR T-cell. Our ability to submit an IND for our MAGE-A4 SPEAR T-cell will depend on the completion of preclinical development and the design of a protocol for use of that MAGE-A4 SPEAR T-cell which is acceptable to the FDA or any foreign equivalent regulatory authority. Progression of our MAGE-A4 SPEAR T-cell into clinical programs will depend on our ability to find clinical sites able and willing to carry out such clinical programs and recruitment of patients into resulting clinical programs.

Our SPEAR T-cells being developed may have potentially fatal cross-reactivity to other peptides or protein sequences within the body.

One of our prior SPEAR T-cells, designed to target an HLA-1 restricted MAGE-A3 cancer-specific peptide, recognized another unrelated peptide from a protein called TITIN, expressed within normal cardiac and other muscle tissues in patients. As a result of this cross-reactivity to the TITIN protein in the heart, two patients died during our MAGE-A3 clinical program, the program was put on pause, then formally placed on hold by the FDA, after which we abandoned the program. We subsequently developed a preclinical safety testing program that identifies potential cross-reactivity risks but there may be gaps or other problems detected in the testing program at a later date. Even with the use of this testing program, there can be no guarantee that the FDA will permit us to begin clinical trials of any additional SPEAR T-cells or that other off-target cross-reactivity will not be identified or present in any patient group. Failure to develop an effective preclinical safety testing program will prevent or delay clinical trials of any SPEAR T-cell. Detection of any cross-reactivity will halt or delay any ongoing clinical trials for any SPEAR T-cell and prevent or delay regulatory approval. Given that the underlying technology platform, manufacturing process and development process is the same for all of our TCR therapies, issues pertaining to cross-reactivity for one SPEAR T-cell may impact our ability to obtain regulatory approval for other SPEAR T-cells undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

Cross-reactivity or allo-reactivity (binding to peptides presented on other Human Leukocyte Antigen, or HLA, types) could also occur where the affinity-enhanced engineered TCR resulting from administration of our SPEAR T-cell binds to peptides presented by HLAs other than the HLA type for which the relevant TCR was developed. We have developed a preclinical screening process to identify allo-reactivity risk and have identified such allo-reactivity for one rare allele in the case of our MAGE-A10 SPEAR T-cell. Any allo-reactivity or other cross-reactivity that impacts patient safety could materially impact our ability to advance our SPEAR T-cells into clinical trials or to proceed to market approval and commercialization. In addition, there is no guarantee that exclusion of patients with the allo-reactive allele will successfully eliminate the risk of allo-reactivity, and serious side effects for patients may still exist. Given that the underlying technology platform, manufacturing process and development process are the same for all of our SPEAR T-cells, issues pertaining to allo-reactivity for one SPEAR T-cell may impact our ability to obtain regulatory approval for other SPEAR T-cells undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

Our T-cell therapy, which is a type of cell therapy that uses gene therapy technology, represents a novel approach to cancer treatment that could result in heightened regulatory scrutiny, delays in clinical development, or delays in or our inability to achieve regulatory approval or commercialization of our SPEAR T-cells.

Use of our SPEAR T-cells to treat a patient requires the use of gene therapy technology, which involves combining a patient’s T cells with our lentiviral delivery vector containing the gene for our affinity-enhanced engineered TCR. This is a novel treatment approach that carries inherent development risks. We are therefore constantly evaluating and adapting our SPEAR T-cells following the results obtained during development work and the clinical programs. Further development, characterization and evaluation may be required, depending on the results obtained, in particular where such results suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to our SPEAR T-cells to improve safety or effectiveness, may delay the clinical program, regulatory approval or commercialization, if approved at all, of any SPEAR T-cell. Consequently, this may have a material impact on our ability to receive milestone payments and/or generate revenues from our SPEAR T-cells.

In addition, given the novelty of our SPEAR T-cells, the end users and medical personnel require a substantial amount of education and training in their administration of our SPEAR T-cells. Regulatory authorities have very limited experience with commercial engineered cell therapies and SPEAR T-cells for the treatment of cancer. As a result, regulators may be more risk adverse or require substantial dialogue and education as part of the normal regulatory approval process for each stage of development of any SPEAR T-cell. To date, only a limited number of gene therapy products have been approved in the United States and European Union. Consequently, it is difficult to predict and evaluate what additional regulatory hurdles may apply to the development of our SPEAR T-cells and whether additional investment, time or resources will be required to overcome any such hurdles.

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

In addition, results seen in third party clinical trials using other cell therapy products, for example CAR-T products, may impact on the further advancement of our clinical trials. For example, the deaths reported in a trial using a CAR-T directed against CD19 (JCAR-015) in adult patients with Adult Lymphoblastic Leukemia (ALL) (Juno Therapeutics, NCT02535364) may impact on our ability to further advance our clinical trials or result in the FDA requiring amendments or changes to the protocols used for our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the type and severity of neurotoxological events observed with CD19-directed CAR-T cell treatments, including the fatal events observed in the NCT02535364 trial, occur with Adaptimmune’s NY-ESO-1 TCRs and we do not therefore believe that any changes to our SPEAR T-cell clinical trial protocols are required. However there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required.

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

In our NY-ESO SPEAR T-cell trials, adverse events that have been reported as of January 27, 2016 in more than 15% of patients and considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cell include: rash, diarrhea, fever, fatigue, nausea, anemia, low white blood cell, neutrophil, lymphocyte and platelet counts, vomiting, abnormal liver chemistry tests, cough, and cytokine release syndrome. Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, diarrhea, low white blood cell, neutrophil, lymphocyte and platelet counts, graft versus host disease (GVHD), and dehydration.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (auto-SCT).  Although GVHD is a known complication of auto-SCT, symptoms such as rash, colitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. There have also been reports of serious unexpected adverse reactions considered at least possibly related by investigators: grade 4 supraventricular tachycardia (SVT) in one patient and grade 4 respiratory failure with grade 4 febrile neutropenia in a second patient in our Company sponsored trials. This second patient recovered from respiratory failure and febrile neutropenia but later experienced fatal bone marrow failure. Since 27 January 2016 one case of pre-existing pericardial effusion have also been reported.

In our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T-cells that constituted the majority of the peripheral white blood cells at day 14. This level of cytokine release syndrome had not been seen in previous results from trials using our NY-ESO SPEAR T-cell. The patient’s tumor markers were also falling during this time. To manage the cytokine release syndrome, the patient was treated with high dose steroids that likely abrogated the engineered T-cell function. The protocol has been modified to allow for use of the anti-IL6R antibody, tocilizumab, for treatment of cytokine release syndrome in future patients.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

In addition to our Company sponsored clinical programs, our NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 (Adoptive engineered T-cell Targeting to Activate Cancer Killing) program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. The European Union has since terminated funding of the trial due to the delays in trial progression and the Company is in discussions with the sponsor, the Christie NHS Trust, in relation to continuation of the trial.  The enrollment of patients in our own sponsored clinical trials using our NY-ESO SPEAR T-cells have so far not been affected, although regulatory authorities in the United Kingdom and United States were informed of the event. When recruitment re-starts in the ATTACK 2 program, if at all, if any safety risk to patients is identified which is potentially associated with our NY-ESO SPEAR T-cell, our Company sponsored clinical trials could be affected, including the possibility of being placed on hold.

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

The success of our SPEAR T-cells depends on both the identification of target peptides presented on cancer cells, which can be bound by TCRs, and isolation and affinity enhancement of TCRs, which can be used to treat patients if regulatory approval is obtained. There is an inherent risk that the number of target peptides that can be identified and/or our ability to develop and isolate suitable TCRs for affinity enhancement could be significantly lower than projected or that no additional SPEAR T-cells suitable for further development can be identified. Any failure to identify and validate further target peptides will reduce the number of potential

SPEAR T-cells that we can successfully develop, which in turn will reduce the commercial opportunities available to us and increase our reliance on our NY-ESO SPEAR T-cell, MAGE-A10 SPEAR T-cell, AFP SPEAR T-cell and MAGE-A4 SPEAR T-cell.

In addition, there is no guarantee that our attempts to develop further SPEAR T-cells will result in candidates for which the safety and efficacy profiles enable progression to and through preclinical testing. Failure to identify further candidates for progression into preclinical testing and clinical programs will significantly impact our commercial returns, increase our reliance on the success of our existing NY-ESO, AFP and MAGE-A10 SPEAR T-cell programs and may significantly harm our business, prospects, financial condition and results of operations. If resources become limited or if we fail to identify suitable target peptides, TCRs or affinity-enhanced TCRs, our ability to submit INDs for further SPEAR T-cells may be delayed or never realized, which would have a materially adverse effect on our business.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. For example it has taken longer to recruit patients into our NSCLC trials with both our NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell due to the low percentage expression of peptide antigen seen in the patient populations at the relevant clinical trial sites. With our NY-ESO SPEAR T-cell, presentation of the antigen occurs predominantly in certain sub-types of NSCLC and additional clinical sites may need to be initiated in order to identify patients with those certain NSCLC sub-types. With MAGE-A10 presentation of the peptide antigen is seen in a lower number of patients than anticipated. This will delay recruitment of patients into NSCLC trials for both therapies and result in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites.

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our SPEAR T-cells, which will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we currently, and expect to continue to, conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our SPEAR T-cells represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. In addition, in relation to any indication, the standard of care for patients in that indication may change or further develop meaning that clinical sites are no longer prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a SPEAR T-cell through clinical trials.

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

Administration of our SPEAR T-cells requires the use of an immuno-chemistry or other screening assay in which patients are screened for the presence of the cancer peptide targeted by our SPEAR T-cells. This assay requires the identification of suitable antibodies which can be used to identify the presence of the relevant target cancer peptide.

If safe and effective use of a biologic product depends on an in vitro diagnostic, such as a test to detect patients with HLA type A2, then the FDA generally requires approval or clearance of the diagnostic, known as a companion diagnostic, concurrently with approval of the therapeutic product. To date, the FDA has generally required in vitro companion diagnostics that are intended for use in selection of patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, which can take up to several years, for that diagnostic simultaneously with approval of the biologic product.

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

The process of manufacturing and administering our SPEAR T-cells is complex and highly regulated. The manufacture of our SPEAR T-cells involves complex processes, including manufacture of a lentiviral delivery vector containing the gene for our affinity-enhanced engineered TCR. Administration of our SPEAR T-cells includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce. Our manufacturing process is and will be susceptible to product loss or failure due to logistical issues, including manufacturing issues associated with the differences in patients’ white blood cells, interruptions in the manufacturing process, contamination, equipment or reagent failure, supplier error and variability in SPEAR T-cell and patient characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions.

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

As our SPEAR T-cells progress through preclinical programs and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, and could cause our SPEAR T-cells to perform differently and affect the results of planned clinical trials or other future clinical trials. In addition, such changes may require amendments to be made to regulatory applications or comparability tests to be conducted which may further delay the timeframes under which modified manufacturing processes can be used for any SPEAR T-cell. For example, we are planning to make changes to the manufacturing process for cell products and vector material used in our NY-ESO SPEAR T-cell for which we will need to conduct small clinical trials to gather safety data for each of the different indications for which larger clinical trials are planned. If our NY-ESO SPEAR T-cell manufactured under the new process has a worse safety or efficacy profile than the prior investigational product, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our clinical trials.

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

We are in the process of developing and transferring new processes to facilitate such manufacture into third-party contract suppliers. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate the transferred process at the appropriate level and quality will result in delays in our ability to progress clinical programs, further develop our SPEAR T-cells and obtain marketing approval for our SPEAR T-cells. Such process scale-up and transfer will also require a demonstration of comparability between the product used in clinical trials and the potential commercial product manufactured by the new process at the new facility. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, or the regulatory authority requires additional comparability testing to be carried out, we may not receive regulatory approval for that product without additional clinical trials. We cannot guarantee that we will be able to make the required modifications or perform the required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes. Transfer of our new process for manufacture of the lentiviral vector used to manufacture our NY-ESO SPEAR T-cells to our third party CMO has taken substantially longer than originally predicted and there is no guarantee that such technology will be successfully transferred to such third party CMO in the near term or at all. If such transfer is not possible or fails to generate the required levels of product we may need to source alternative CMOs. Any delay, whether in end T-cell product or vector product will also impact when clinical trials may start. Such failure may also impact our collaboration with GSK and result in GSK not exercising options or not developing any of our additional SPEAR T-cells. Even if we are successful, our manufacturing capabilities could be affected by increased costs, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, which in turn could have a material adverse effect on our business. We have insurance to cover certain business interruption events, particularly research and development expenditure (capped at £10 million) and committed costs (capped at £250,000). However, because our level of insurance is capped, it may be insufficient to fully compensate us if any of these events were to occur in the future.

Our manufacturing process needs to comply with FDA regulations and foreign regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our third party contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of our SPEAR T-cells as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our SPEAR T-cells, including leading to significant delays in the availability of our SPEAR T-cells for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our SPEAR T-cells. Significant non-compliance could also result in the imposition of sanctions, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our SPEAR T-cells, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

The outcome of clinical trials is uncertain and our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our SPEAR T-cells which would prevent or delay regulatory approval and commercialization.

There is a risk in any clinical trial (whether sponsored by us or investigator-initiated) that side effects from our SPEAR T-cells will require a hold on, or termination of, our clinical programs or further adjustments to our clinical programs in order to progress our SPEAR T-cell. Our SPEAR T-cells are novel and unproven and regulators will therefore require evidence that the SPEAR T-cells are safe before permitting clinical trials to commence and evidence that the SPEAR T-cells are safe and effective before granting any regulatory approval. In particular, because our SPEAR T-cells are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in each target indication. The SPEAR T-cell must demonstrate an acceptable risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of our SPEAR T-cells will not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. The FDA has issued a partial clinical hold for the Company’s MRCLS trial with NY-ESO following review of the IND submitted for the trial. There can be no guarantee that the FDA will lift the partial clinical hold within the timescales anticipated by the Company, or at all, and the start of clinical trials in MRCLS would be delayed as a result. The FDA may issue a hold on our clinical trials as a result of safety information and data obtained in third party clinical trials, for example the deaths reported in a trial using a CAR-T directed against CD19 (JCAR-015) in adult patients with Adult Lymphoblastic Leukemia (ALL) (Juno Therapeutics, NCT02535364) may impact on our ability to further advance our clinical trials with clinical sites or result in the FDA requiring amendments or changes to the protocols used for our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the neurotoxicity observed with CD19-directed CAR-T cell treatments, including the fatal events observed in the NCT02535364 trial occur with Adaptimmune’s NY-ESO-1 TCRs and we do not therefore believe that any changes to our SPEAR T-cell clinical trial protocols are required. However, there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required. Any such hold will require addressing by the Company and will inevitably delay progression of the clinical trials concerned, if such clinical trials progress at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of our SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than would be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokinerelease syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T cells that constituted nearly 100% of the peripheral blood at day 14. This level of cytokinerelease syndrome had not been seen in previous results from trials using our NY-ESO SPEAR T-cell. The patient’s tumor markers were also falling during this time. To manage the cytokinerelease syndrome, the patient was treated with high dose steroids that likely abrogated the engineered T-cell function. The protocol was then modified to allow for use of the anti-IL6R antibody, tocilizumab, for treatment of cytokinerelease syndrome in future patients, which has been shown to control cytokinerelease syndrome likely without abrogating the anti-tumor response. As another example, in the European investigator-initiated clinical program in gastro-esophageal cancer there has been one patient death.

We expect there may be greater variability in results for our SPEAR T-cells which are administered on a patient-by-patient basis than for “off-the-shelf” products, like many other biologics. There is typically an extremely high rate of attrition from the failure of any products proceeding through clinical trials. SPEAR T-cells in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical programs and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most biologic candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We cannot therefore guarantee that we will be successful in obtaining the required efficacy and safety profile from the performance of any of our clinical programs.

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

Although we have recruited a team that has significant experience with clinical trials, as a company we have limited experience in conducting clinical trials and no experience in conducting clinical trials through to regulatory approval. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators, consultants or CROs may force us to encounter delays that are outside of our control.

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

In our NY-ESO SPEAR T-cell trials, adverse events that have been reported as of January 27, 2016 in more than 15% of patients and considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cell include: rash, diarrhea, fever, fatigue, nausea, anemia, low white blood cell, neutrophil, lymphocyte and platelet counts, vomiting, abnormal liver chemistry tests, cough, and cytokine release syndrome. Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, diarrhea, low white blood cell, neutrophil, lymphocyte and platelet counts, graft versus host disease (GVHD), and dehydration.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (auto-SCT).  Although GVHD is a known complication of auto-SCT, symptoms such as rash, colitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. There have also been reports of serious unexpected adverse reactions considered at least possibly related by investigators: grade 4 supraventricular tachycardia (SVT) in one patient and grade 4 respiratory failure with grade 4 febrile neutropenia in a second patient in our Company sponsored trials. This second patient recovered from respiratory failure and febrile neutropenia but later experienced fatal bone marrow failure. Since January 27, 2016 one case of acute myelogenous leukemia thought more likely to be related to prior cancer therapies, and one case of pre-existing pericardial effusion have also been reported.

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

In addition to our Company sponsored clinical programs, our NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 (Adoptive engineered T-cell Targeting to

Activate Cancer Killing) program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. The European Union has since terminated funding of the trial due to the delays in trial progression and the Company is in discussions with the sponsor, the Christie NHS Trust, in relation to continuation of the trial.  The enrollment of patients in our own sponsored clinical trials using our NY-ESO SPEAR T-cells have so far not been affected, although regulatory authorities in the United Kingdom and United States were informed of the event. When recruitment re-starts in this program, if at all, if any safety risk to patients is identified which is potentially associated with our NY-ESO SPEAR T-cell, our Company sponsored clinical trials could be affected, including the possibility of being placed on hold.

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

In particular, eligible patients must be screened for the target peptide and HLA type, which may reduce the number of patients who can be recruited for any clinical program. For example lower than expected patient numbers have been seen in the Company’s NSCLC clinical trials with its NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell. The ability to administer our SPEAR T-cells to patients in accordance with set protocols for the clinical trials and the results obtained depends on patient participation for the duration of the clinical trial, which many of these patients are unable to do because of their late-stage cancer and limited life expectancy.

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

We may find it difficult to enroll patients in our clinical trials. For example, in our Phase 1/2 melanoma trial with our NY-ESO SPEAR T-cell, there was a delay in enrollment as a result of competition from other emerging therapies. Identifying and qualifying patients, including testing of patients for appropriate target peptides and HLA type, to participate in clinical trials of our SPEAR T-cells are critical to our success. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. For example, fewer patients expressing the required peptide antigens in the Company’s NSCLC clinical trials with its NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell have been seen than anticipated. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our SPEAR T-cells. If patients are unwilling to participate in our trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, negative results seen in competitive third party clinical trials utilizing similar cell therapy products, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve sufficient diversity in a given trial in order to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•                  eligibility criteria for the trial in question, in particular, presenting the correct HLA type and expression levels of the target antigen;

•                  ability to detect required expression levels of target antigens in any patient population;

•                  ability to detect required target antigens in any patient population and to set detection levels at an appropriate level to facilitate patient recruitment;

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

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the SPEAR T-cell’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. In relation to our NY-ESO SPEAR T-cell in synovial sarcoma, the FDA has requested certain additional information be made available as part of the Company’s application to conduct a pivotal study in synovial sarcoma, including a requirement to conduct small trials to assess comparability between the manufacturing process used for the initial synovial sarcoma trials and the commercial-ready manufacturing process intended to be used in pivotal trials. The FDA has also requested that the Company file a Special Protocol Assessment, or SPA, in relation to the design of the pivotal study.  Such requirements and requests for additional information will delay the start of the pivotal trial by at least 6 months and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any pivotal trial.

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

Orphan drug designation for the company’s NY-ESO SPEAR T-cell for the treatment of soft tissue sarcoma, a solid tumor cancer has also been granted by the European Union. Orphan drug designation provides certain regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, and where no satisfactory treatment is available.

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

We use, hazardous and biological reagents and materials in our research and development at our U.K. site. We also use radioactive reagents and materials in our research and development in the U.K. We have obtained the appropriate certification or ensured that such certification has been obtained as required for the use of these reagents but our use is subject to compliance with applicable laws and there is a risk that should any third party or employee suffer injury or damage from radioactive, hazardous or biological reagents that we may incur liability or obligations to compensate such third parties or employees. We have employer’s liability insurance capped at £10.0 million per occurrence and public liability insurance capped at £3.0 million per occurrence; however, these amounts may be insufficient to compensate us if these events actually occur in the future.

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

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We and our commercial partners may operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions, if non-compliant, could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

If we obtain marketing approval for our products in the United States, if at all, we will be subject to various federal and state health care “fraud and abuse” and other health care laws. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Accordingly, arrangements with third-party payors, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval.

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

•                  the federal False Claims Act, or FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent. Federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, private individuals have the ability to bring actions on behalf of the government under the FCA and under the false claims laws of several states;

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

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that, once we begin marketing our product(s) some of our practices may be challenged under these laws. While we intend to structure our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. Violation of any of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs and imprisonment. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products. Additionally, if we are found in violation of one or more of these laws our business, results of operations and financial condition may be adversely affected.

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

In addition, these estimates are based on assumptions about the number of eligible patients which have the peptide and HLA type targeted by our SPEAR T-cells. Different patient populations will present different peptides according to their specific HLA type. HLA types vary across the patient population and, due to this variability, any therapy will initially only be suitable for treatment of patients expressing the particular HLA type presenting the relevant peptide. Our current SPEAR T-cells have been developed for patients who are HLA A2 which will reduce the size of the patient population that can be treated unless we develop and receive regulatory approval for SPEAR T-cells approved for additional HLA peptides.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our SPEAR T-cells, we may not be able to generate product revenue.

As an organization, we have never marketed or supplied commercial pharmaceutical or biologic products or therapies. We do not currently have a sales force and will need to grow and develop the sales function and associated support network if we are to supply SPEAR T-cells on a commercial basis. As our SPEAR T-cells proceed through clinical programs, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. This process may result in additional delays in bringing our TCR product candidate to market or in certain cases require us to enter into alliances with third parties in order to do so. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or even if we are able to do so, that they will result in effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from SPEAR T-cell sales may be lower than if we had commercialized our SPEAR T-cells ourselves. We also face significant competition in our search for third parties to assist us with the sales and marketing efforts of our SPEAR T-cells. Such competition may also result in delay or inability to supply SPEAR T-cells to particular countries or territories in the world which in turn will restrict the revenue that can be obtained from any SPEAR T-cell. Any inability on our part to develop in-house sales and commercial distribution capabilities or to establish and maintain relationships with third-party collaborators that can successfully commercialize any SPEAR T-cell in the United States or elsewhere will have a materially adverse effect on our business and results of operations.

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

Obtaining coverage and reimbursement approval of a SPEAR T-cell from a government or other third-party payor is a time-consuming and costly process which could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given SPEAR T-cell, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our SPEAR T-cells unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our SPEAR T-cells.

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

We rely heavily on ThermoFisher Scientific Inc., or ThermoFisher, and the technology that we license from them.

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

In June 2016, we entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025. Under the supply agreement we are required to purchase our requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of 5 years and there are also minimum purchasing obligations. Despite having negotiated this supply agreement there is no certainty that ThermoFisher will be able to continue to supply the Dynabeads® CD3/CD28 technology at the times or at the levels we require which could impact the timing of supply of SPEAR T-cells.

ThermoFisher has the right to terminate the above described agreements for material breach or insolvency. On termination of the license agreements, the supply agreement will also automatically terminate. If ThermoFisher terminates the exclusive license, sub-license and supply agreements or otherwise refuses or is unable to supply the Dynabeads® product, we will have to seek an alternative source of the beads or develop an alternative process methodology to enable supply of our SPEAR T-cells. An alternative source may be difficult to find or more expensive, which may delay timeframes either for clinical programs or ultimately commercial supply of our SPEAR T-cells. A requirement to identify an alternative source may also require a change in our regulatory application or additional regulatory testing to ensure that any alternative source is comparable and does not present any additional risk which could also result in our program experiencing delays and increased costs.

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

•                  Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost.

•                  Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our SPEAR T-cells.

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

We have a shared development history with Immunocore, and as a result  jointly-own certainly intellectual property rights which are required for our ongoing business

Our TCR technology was originally developed by Avidex, which was subsequently acquired by Medigene in 2006. We were formed as a new, separate company and licensed our TCR technology for T-cell therapy from Medigene in July 2008. Immunocore was subsequently formed as a new separate company and acquired the TCR technology for soluble TCRs from Medigene later in 2008 to develop soluble TCR proteins. Immunocore currently owns approximately 6.35% of the ordinary shares in Adaptimmune. Two of our directors, Ian Laing and Jonathan Knowles, our chairman, also serve on the board of Immunocore, of which Dr. Knowles is also chairman, and two of our greater than 5% ordinary shareholders, Nicholas Cross and George Robinson, are significant shareholders in, and are directors of, Immunocore. Our scientific founder and advisor, Bent Jakobsen, is also an employee of Immunocore.

Both Adaptimmune and Immunocore focus on technologies that are based on TCR therapies. Each company focuses on distinct applications of, and utilizes different, TCRs. Immunocore uses soluble TCRs whereas Adaptimmune uses cellular SPEAR T-cells. Both soluble TCRs and Adaptimmune’s SPEAR T-cells rely on the engineering of TCRs to create affinity-enhanced TCRs. In Adaptimmune’s case, once the engineered affinity-enhanced TCR has been generated, the gene encoding that engineered TCR is transduced into patient T cells. With soluble TCRs, there is no transduction. For soluble TCRs, the engineered affinity-enhanced TCRs are combined with an antibody fragment, anti-CD3, and it is this combined TCR/anti- CD3 candidate that is then used to treat patients directly. The combined candidates are called ImmTACs. As a result, the end therapeutic candidates being developed by each company are different in terms of end structure, affinity, require different manufacturing and administration routes and are likely to have different properties in patients. For example, ImmTACs do not persist beyond a few hours in a patient following administration, whereas Adaptimmune’s TCR therapeutics have been shown to persist in patients for years; ImmTACs are likely to require higher amounts of target peptide to be present and hence Adaptimmune’s TCR therapeutics may address cancer cells with lower levels of antigen; ImmTACs rely on activating the patient’s existing T cells through an anti-CD3-CD3 interaction, whereas Adaptimmune’s SPEAR T-cells activate T cells through direct binding to the target peptide and this results in a different mechanism of action.

Notwithstanding the differences between Immunocore’s and Adaptimmune’s end products, both companies may develop products or therapies that target the same peptide and are directly competitive and/or address the same indications and patient populations. For example, both companies could develop therapeutic candidates to the same peptide target and hence have a product addressing the same patient populations in the same way as any other competing technology. In addition, both Immunocore and Adaptimmune have entered into collaboration agreements with GSK, which could decide over time to devote greater time and resources to Immunocore at the expense of Adaptimmune.

We have a collaboration agreement with Immunocore regarding target identification and T-cell cloning which provides joint access to all currently identified peptide targets and use of Immunocore employees in conducting such identification. We have also implemented our own T-cell cloning and target identification capabilities. In addition, under the terms of the target collaboration agreement, Immunocore may terminate such agreement for any reason with six months’ notice. Under the terms of the target collaboration agreement, we share a database of identified targets with Immunocore which has resulted from our joint target identification efforts. The contents of this target database are highly confidential and if disclosed to a third party, either as a result of a breach of the confidentiality terms between us and Immunocore or through a change of control in Immunocore, our business could be adversely impacted. If Immunocore is acquired, restructured or otherwise subject to a change of control or otherwise becomes insolvent or lacks liquidity, we could become associated with a third party and the working relationship between the two companies could be compromised. In any of these circumstances, Immunocore may cease cooperating with us or refuse or be unable to provide planned resources.

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

We occupy a significant proportion of our corporate headquarters at Milton Park, Oxfordshire, United Kingdom, where we conduct most of our operations, including our in-house research and laboratory facilities, under subleases from Immunocore. These subleases contain rolling mutual break option provisions that could be effective from June 1, 2017 onwards, on service of six months’ prior notice. In September 2015, we entered into an agreement directly with the owner of Milton Park for the construction and lease of a new approximately 67,000 square foot laboratory and office building. We also have a transitional services agreement with Immunocore which provides for certain limited ongoing services between the two companies. If our relationship with Immunocore deteriorated, whether as a result of a change at that company or due to external events affecting Immunocore, then notwithstanding our additional building that is under construction, our relationship with Immunocore as our current landlord could be adversely affected.

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

In addition to our Company sponsored clinical programs, our NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 (Adoptive engineered T-cell Targeting to Activate Cancer Killing) program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy and was administered under a different protocol, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume. An amendment to the protocol is currently being considered prior to restarting enrollment in the trial. However, the European Union has terminated funding of the trial due to the delays in trial progression and the Company is in discussions with the sponsor, the Christie NHS Foundation Trust, in relation to continuation of the trial. There is no guarantee we will reach agreement with the Christie NHS Foundation Trust to continue with the esophageal trial at all or on a timely basis.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ADSs.

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

In addition, patents have a limited lifespan. In most countries, including the United States, the standard expiration of a patent is 20 years from the effective filing date. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA-approved product. The actual length of the extension will depend on the amount of patent term lost while the product was in clinical trials. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and non-clinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

Licenses may be required from third parties in relation to any SPEAR T-cells developed or commercialized by us.

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

Where we license patent rights or technology from a third-party, control of such third party patent rights may vest in the licensor, particularly where the license is non-exclusive or field restricted. This may mean that we are not able to control or affect the scope of the claims of any relevant third-party patent or have control over any enforcement of such a patent. Where a licensor brings an enforcement action, this could negatively impact our business or result in additional restrictions being imposed on the license we have and the scope of such license, or result in invalidation or limitation of the scope of the licensed patent. In addition, should we wish to enforce the relevant patent rights against a third person, we may be reliant on consent from the relevant licensor or the cooperation of the licensor. The licensor may refuse to bring such action and leave us unable to restrict competitor entry into the market.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, James Noble, our Chief Executive Officer, Dr. Helen Tayton-Martin, our Chief Operating Officer, Dr. Gwendolyn Binder-Scholl, our Chief Technology Officer, Rafael Amado, our Chief Medical Officer and Adrian Rawcliffe, our Chief Financial Officer. We do not hold key-man insurance for our senior managers. In addition, James Noble and Dr. Helen Tayton-Martin, are in a personal relationship. They are our co-founders, two of our most senior executive officers and are a vital part of our business. If the personal relationship ended or they could otherwise not amicably work with each other, one of them may decide to leave us which would materially harm our business.

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

As of June 30, 2016, we had 263 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

In particular, we face competition from chimeric antigen receptor T-cell, or CAR-T, technologies from companies such as Novartis AG/University of Pennsylvania, Kite Pharma, Inc./Amgen Inc./National Cancer Institute, bluebird bio, Inc./Celgene Corporation/Baylor College of Medicine, Intrexon Corporation/Ziopharm Oncology, Inc./MD Anderson Cancer Center, Juno Therapeutics, Inc./Celgene Corporation/Fred Hutchinson Cancer Research Center/Memorial Sloan Kettering Cancer Center, Cellectis SA/Pfizer Inc./ Servier Laboratories and Bellicum Pharmaceuticals Inc. In the TCR space, we face competition from Juno Therapeutics, Inc., Kite Pharma, Inc., Medigene AG, Bellicum Pharmaceuticals Inc and Takara Bio, Inc. Kite Pharma has a murine derived TCR product in pre-clinical development targeting NY-ESO-1. Should Kite Pharma or any of our other competitors be successful in advancing a TCR product targeting NY-ESO-1 through development, our ability to develop and advance our NY-ESO SPEAR T-cell could be adversely affected. We may also face competition from other non-TCR and non-cell based treatments such as antibody and check point inhibitor therapies offered by companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding Ltd. Even if we obtain regulatory approval for our SPEAR T-cells, we may not be the first to market, which could affect both demand for and price of our SPEAR T-cells.

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

On June 23, 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.  In addition, currency exchange rates in the pounds sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments.  Should this foreign exchange volatility continue it could cause volatility in our quarterly financial results which may affect the market price of our ADSs.

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

We may be classified as a passive foreign investment company in any taxable year and U.S. holders of our  ADSs could be subject to adverse U.S. federal income tax consequences.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe currently expected to be treated as a PFIC for U.S. federal income tax purposes for  the U.S. taxable year ended  December 31, 2016.

If we are a PFIC, U.S. holders of our  ADSs would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. holder of our  ADSs may be able to mitigate some of the adverse U.S. federal income tax consequences described above with respect to owning the  ADSs if we are classified as a PFIC, provided that such U.S. investor is eligible to make, and validly makes, a “mark-to-market” election. In certain circumstances a U.S. Holder can make a “qualified electing fund” election to mitigate some of the adverse tax consequences described with respect to an ownership interest in a PFIC by including in income its share of the PFIC’s income on a current basis. However, we do not currently intend to prepare or provide the information that would enable a U.S. Holder to make a qualified electing fund election.

Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares. For more information related to classification as a PFIC, see Item 10E — “Taxation—U.S. Federal Income Taxation—Passive Foreign Investment Company Considerations” in our Annual Report on Form 20-F filed on October 13, 2015.

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

•                  the failure to obtain reimbursements for our SPEAR T-cells, if approved for marketing, or price reductions;

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

•                  the change in our status from reporting as a foreign private issuer to reporting as a U.S. domestic company now using Securities Act and Exchange Act U.S. domestic company forms; and

•                  changes in accounting principles.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Each ADS represents six ordinary shares and 11,250,000 ADSs, representing 67,500,000 ordinary shares, have been freely transferable without restriction or additional registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”), since our IPO. The remaining 357,211,900 ordinary shares were subject to a lock-up period, which expired on November 1, 2015. Subsequent to the expiration of the lock-up, and following conversion into ADSs, these shares  have been available for sale subject to volume limitations and other restrictions as applicable under Rule 144 under the Securities Act. To the extent these shares are sold into the market, particularly in substantial quantities, the market price of our ADSs could decline.

We also entered into a registration rights agreement on February 23, 2015, pursuant to which we have agreed, under certain circumstances, to file a registration statement to register the resale of the shares held by certain of our existing shareholders, as well as to cooperate in certain public offerings of such shares. In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of June 30, 2016, an aggregate of 14,330,537 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise future capital.

Our decision to report under the regime applicable to U.S. domestic issuers earlier than required will lead to higher legal, accounting and other related expenses than we incurred when we reported as a foreign private issuer.

We have determined that we do not qualify as a foreign private issuer  as of the last business day of our second fiscal quarter and as a result we would be required to use the forms and follow the reporting requirements for a U.S. domestic issuer beginning on the first day of our next fiscal year which is January 1, 2017.  However, we decided to voluntarily switch to the U.S. domestic issuer forms effective from January 1, 2016 and also changed our fiscal year to a calendar year, all with the goals of aligning our fiscal reporting more closely with comparable companies in the industry which use calendar years, report under U.S. GAAP and generally file on the U.S. domestic forms.  We have incurred and expect to continue to incur significant legal, accounting and other expenses as we adjust to reporting in US dollars and under U.S. GAAP and follow the form and substantive accounting and disclosure requirements applicable to U.S. domestic issuers.  As a result, we believe that our decision to report under the regime applicable to U.S. domestic issuers earlier than required will further increase our legal, accounting and other related expenses.

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

U.S. investors may have difficulty enforcing civil liabilities against us, our directors, members of senior management and the experts named in this quarterly report.

Some of our directors, members of senior management and the experts named in this Quarterly Report are non-residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States. Mayer Brown International LLP, our English counsel, has advised us that there is doubt as to whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on June 16, 2016).

10.1†*

Commercial Development and Supply Agreement, dated June 16, 2016, between Life Technologies Corporation and Adaptimmune Limited (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 21, 2016).

10.2*	Letter of Appointment, dated May 23, 2016, between Adaptimmune Therapeutics plc and Barbara Duncan (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on June 23, 2016).

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ADAPTIMMUNE THERAPEUTICS PLC

August 8, 2016	/s/ James Noble
James Noble
Chief Executive Officer

August 8, 2016	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer