Form 10-Q
period 2016-09-30
Adaptimmune Therapeutics PLC
filed 2016-11-10
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 424,711,900.

General information

In this Quarterly Report on Form 10-Q (“Quarterly Report”), “Adaptimmune,” the “Group,” the “Company,” “we,” “us” and “our” refer to Adaptimmune Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires. “Adaptimmune” and “SPEAR” are registered trademarks of Adaptimmune.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•                  our ability to advance our NY-ESO SPEAR T-cells to a point where GlaxoSmithKline, or GSK, exercises the option to license the product;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$140,440	$194,263
Short-term deposits	47,064	54,620
Accounts receivable, net of allowance for doubtful accounts of $- and $- (including amounts due from related parties of $- and $2)	—	744
Other current assets and prepaid expenses (including current portion of clinical materials)	12,040	13,420
Total current assets	199,544	263,047

Restricted cash	4,146	4,508
Clinical materials	2,741	4,736
Property, plant and equipment, net	15,086	13,225
Intangibles, net	1,127	305

Total assets	$222,644	$285,821

Liabilities and Stockholders’ equity
Current liabilities
Accounts payable (including amounts due to related parties of $125 and $-)	$3,193	$7,884
Accrued expenses and other accrued liabilities (including amounts due to related parties of $27 and $288)	9,954	7,518
Deferred revenue	9,514	12,487
Total current liabilities	22,661	27,889

Deferred revenue, less current portion	19,335	22,939
Other liabilities	644	—

Total liabilities	42,640	50,828

Contingencies and commitments — Note 8

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 574,711,900 authorized and 424,711,900 issued and outstanding (2015: 574,711,900 authorized and 424,711,900 issued and outstanding)	682	682
Additional paid in capital	339,188	332,363
Accumulated other comprehensive loss	(13,788)	(8,139)
Accumulated deficit	(146,078)	(89,913)
Total stockholders’ equity	180,004	234,993

Total liabilities and stockholders’ equity	$222,644	$285,821

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenue	$2,416	$4,948	$5,662	$10,459
Operating expenses
Research and development	(15,610)	(8,853)	(46,942)	(23,838)
General and administrative	(5,424)	(4,403)	(16,863)	(11,643)
Total operating expenses (including purchases from related parties, net of reimbursements of $523, $1,352, $1,852 and $2,606)	(21,034)	(13,256)	(63,805)	(35,481)
Operating loss	(18,618)	(8,308)	(58,143)	(25,022)
Interest income	289	235	839	533
Other (expense) income, net	(61)	1,851	1,595	1,952
Loss before income taxes	(18,390)	(6,222)	(55,709)	(22,537)
Income taxes	(104)	(20)	(456)	(218)
Net loss	(18,494)	(6,242)	(56,165)	(22,755)

Deemed dividend on convertible preferred shares	—	—	—	(8,663)
Net loss attributable to ordinary shareholders	$(18,494)	$(6,242)	$(56,165)	(31,418)

Net loss per ordinary share basic and diluted (Note 4)	$(0.04)	$(0.01)	$(0.13)	$(0.10)

Weighted average shares outstanding, basic and diluted	424,711,900	424,711,900	424,711,900	307,943,490

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net loss	$(18,494)	$(6,242)	$(56,165)	$(22,755)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $-, $-, $- and $-	(779)	(2,973)	(5,649)	(2,440)

Total comprehensive loss for the period	$(19,273)	$(9,215)	$(61,814)	$(25,195)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(56,165)	$(22,755)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,290	828
Amortization	122	25
Share-based compensation expense	6,825	7,694
Unrealized foreign exchange (gains) losses	(1,943)	329
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(912)	(5,327)
Decrease in non-current operating assets	2,041	—
(Decrease) increase in payables and deferred revenue	(2,796)	5,385
Net cash used in operating activities	(50,538)	(13,821)

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,840)	(10,095)
Acquisition of intangibles	(1,024)	(31)
Proceeds from sale of property, plant and equipment	—	122
Maturity of short-term deposits	49,497	—
Investment in short-term deposits	(42,837)	(28,594)
Investment in restricted cash	—	(3,065)
Net cash provided by (used in) investing activities	796	(41,663)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs of $13,387	—	175,989
Net cash provided by financing activities	—	175,989

Effect of currency exchange rate changes on cash and cash equivalents	(4,081)	(4,951)
Net (decrease) increase in cash and cash equivalents	(53,823)	115,554
Cash and cash equivalents at start of period	194,263	101,664
Cash and cash equivalents at end of period	$140,440	$217,218

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical trials, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $146.1 million as of September 30, 2016.

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

(c)                        Reclassification

In the three months ended September 30, 2016, an immaterial error in the classification of legal expenses for patent applications, which had been incorrectly classified as research and development expenditure in prior periods, was identified.  The Company has reclassified the legal expenses relating to patents of $149,000 in the six months ended June 30, 2016 and $65,000 and $215,000 in the three and nine months ended September 30, 2015, respectively, from research and development expenses to general and administrative expenses to conform the presentation of prior periods to the current period presentation.

The Company has also identified that certain property and insurance costs relating to research and development facilities have been misclassified as general and administrative expenses in prior periods resulting in an immaterial error in the financial statements in prior periods.  The Company has reclassified expenses relating to property and insurance used in research and development of $1,373,000 in the six months ended June 30, 2016 and $641,000 and $1,397,000 in the three and nine months ended September 30, 2015, respectively, from general administrative expenses to research and development expenses to conform the presentation of prior periods to the current period presentation.

The operating expenses for comparative periods as previously reported and as presented after the reclassification are as follows (in thousands):

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	As previously reported	After reclassification	As previously reported	After reclassification
Research and development	$8,277	$8,853	$22,656	23,838
General and administrative	4,979	4,403	12,825	11,643
Total operating expenses	$13,256	$13,256	$35,481	$35,481

(d)                       Revenue

Revenue is recognized when earned and realized or realizable, which is generally when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. Where applicable, all revenues are stated net of value added and similar taxes.

The Company’s revenue currently arises from a Collaboration and License Agreement with GSK entered into in June 2014 and amended in February 2016 (the “GSK Collaboration and License Agreement”), which requires the Company to provide multiple deliverables to GSK. The Company recognizes revenue for arrangements with multiple deliverables by identifying the separable deliverables within the arrangement, whereby a deliverable is considered separable if it has value to the customer on a standalone basis.  Contingent deliverables, such as the right to nominate further development targets, which represent a substantive option (i.e. the customer is not required or compelled to purchase the optional products or services) and not priced at a significant and incremental discount are not considered to be a deliverable at inception of the arrangement.

The non-contingent arrangement consideration is allocated between the separate deliverables using the relative selling price.  The relative selling price is determined using vendor-specific objective evidence (“VSOE”), if available, third party evidence if VSOE is not available, or a best estimate of the standalone selling price if neither VSOE nor third party evidence is available.  The best estimate of the selling price is estimated after considering all reasonably available information, including market data and conditions, entity-specific factors such as the cost structure of the deliverable, internal profit and pricing objectives and the stage of development, if appropriate. Revenue allocated to each deliverable is recognized as it is delivered.  Where delivery occurs over time, revenue is systematically recognized over the period which the Company will be providing services.

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

Milestone payments which are non-refundable, non-creditable and contingent on achieving clinical milestones are recognized as revenues either on achievement of such milestones if the milestones are considered substantive or over the period the Company has continuing performance obligations, if the milestones are not considered substantive. When determining if a milestone is substantive, the Company considers the following factors:

•                  The degree of certainty in achieving the milestone,

•                  The frequency of milestone payments,

•                  The Company’s efforts, which result in achievement of the milestone,

•                  The amount of the milestone payment relative to the other deliverables and payment terms, and

•                  Whether the milestone payment is related to future performance or deliverables.

(e)                        Intangible assets

Intangibles includes intellectual property (“IP”) rights for licensed technology used in research and development with an alternative future use, which are recorded at cost and amortized over the estimated useful life of the related product.  The weighted-average amortization period for IP rights for licensed technology at September 30, 2016 is seven years.

Intangibles also include acquired computer software licenses, which are recorded at cost and amortized over the estimated useful lives of the software.

Intangibles are assessed for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

(f) Related parties

Adaptimmune and Immunocore Limited (“Immunocore”) have a shared history, some overlap in board membership (which will cease effective on December 31, 2016) and substantial overlap in shareholder base. The Company has entered into several agreements with Immunocore regarding the shared use of certain services including licensing and research collaboration. The Company believes its agreements are structured on an arm’s length basis.

During the periods presented Immunocore and the Company have invoiced each other in respect of a transitional services agreement (under which certain staff resources and other administration services are supplied by each company to the other company for a transitional period). Additionally, during the periods presented Immunocore has invoiced the Company in respect of services provided under a target collaboration agreement (under which certain target identification services were provided by Immunocore), costs related to joint patents and in respect of property rent.

Immunocore and the Company have mutually agreed to end their target collaboration agreement effective March 1, 2017. The companies entered into the target collaboration agreement in January 2015, to facilitate joint target identification activities and specific T-cell cloning work, and jointly create a target database of peptides. Both companies will continue to have access to the target database and associated target information even after termination of the target collaboration agreement. The Company now has its own dedicated target identification capability and as a result has no requirement for ongoing target collaboration with Immunocore. The companies’ decision to end the target collaboration agreement has no impact on other agreements between them. In particular, the companies will continue to co-own the patents, patent applications and know-how relating to the underlying core TCR technology under a previously executed and irrevocable assignment and license agreement.

(g) New accounting pronouncements

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

To be adopted in future periods

Classification of certain cash receipts and cash payments

In August 2016, the FASB issued ASU 2016-15 - Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides clarification on the classification of certain cash receipts and cash payments where current U.S. GAAP either is unclear or does not include specific guidance. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The amendments must be adopted using a retrospective transition method to each period presented. The Company does not believe the adoption of the guidance will have a material impact on the consolidated financial statements.

Accounting for leases

In February 2016, the FASB issued ASU 2016-02 - Leases.  The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.  The guidance also makes targeted improvements to align lessor accounting with the lessee accounting model and guidance on revenue from contracts with customers.  The guidance is effective for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early application is permitted.  The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

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

Revenue from contracts with customers

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The guidance is effective for the fiscal year beginning January 1, 2018, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The guidance can be adopted retrospectively to each prior reporting period presented, subject to certain practical expedients, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently assessing the impact of adopting the guidance. The Company intends to adopt the guidance in the fiscal year beginning January 1, 2018.

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

Note 3 — Revenue

GSK Collaboration and License Agreement

Revenue represents recognized income from the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement contains the following significant deliverables, which are separate accounting units: (i) the development of, and option to obtain an exclusive license to, the Company’s NY-ESO SPEAR T-cells, and (ii) the development of, and option to obtain an exclusive license to a second target nominated by GSK.   In addition, GSK also has the right to nominate three additional target peptides, excluding those where the Company has already initiated development of a SPEAR T-cell candidate, which is not considered to be a deliverable at the inception of the arrangement because it represents a substantive option not priced at a significant and incremental discount.  The Company received an upfront payment of $42.1 million (£25 million) in June 2014 and has achieved various non-substantive development milestones resulting in milestone payments of $14.4 million in the six months ended December 31, 2015 and $7.2 million in the year ended June 30, 2015. No milestones were achieved in the nine months ended September 30, 2016.  The Company is entitled to further non-substantive milestone payments based on the achievement of specified development milestones by the Company.  When, and if, GSK exercises its option to obtain an exclusive license to a target, an option exercise fee will be payable and the Company will be entitled to further development and commercialization milestone payments based on achievement of specified milestones by GSK. The non-contingent arrangement consideration was allocated between the separate deliverables using the Company’s best estimate of the relative selling price. In determining the best estimate, the Company considered internal pricing objectives it used in negotiating the GSK Collaboration and License Agreement together with internal data regarding the cost of providing services for each deliverable.

In addition to the development milestones, the Company is entitled to royalties from GSK on all GSK sales of TCR therapeutic products licensed under the agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales. No royalties have been received as of September 30, 2016. Sales milestones also apply once any TCR therapeutic covered by the GSK Collaboration and License Agreement is on the market.

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

In February 2016, the terms of the GSK Collaboration and License Agreement were expanded to accelerate the development of the Company’s NY-ESO SPEAR T-cells towards registrational trials in synovial sarcoma, as well as the exploration of development of NY-ESO SPEAR T-cells in myxoid round-cell liposarcoma. The amendment also provides the opportunity for up to eight combination studies using NY-ESO SPEAR T-cells and increases the potential development milestones that the Company is eligible to receive.  These development milestones will be allocated to the separate standalone deliverables within the arrangement once the milestone is achieved.

The revenue recognized to date relates to the upfront fee and non-substantive development milestones payments received, which are being recognized using the proportional performance model in revenue systematically over the period in which the Company is delivering services under the GSK Collaboration and License Agreement, which is determined to be the period until GSK’s option to obtain licenses expires.  We regularly review and monitor the performance of the GSK Collaboration and License Agreement to determine the period over which we will be delivering services to GSK.  The Company recognized revenue of $2,416,000 and $4,948,000 in the three months ended September 30, 2016 and 2015, respectively, and $5,662,000 and $10,459,000 in the nine months ended September 30, 2016 and 2015, respectively.

In the three months ended June 30, 2016, the estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement was increased.  This change in estimate resulted in a decrease in revenue of $2,785,000 and $336,000 in the three months ended June 30, 2016 and September 30, 2016, respectively.  The change in estimate will also result in a decrease in revenue of $336,000 and $1,344,000 in the three months ended December 31, 2016 and the year ended December 31, 2017, respectively, and an increase in revenue of $1,793,000, $1,187,000 and $1,642,000 in the years ended December 31, 2018, 2019 and 2020, respectively, compared to the revenue that would have been recognized based on previous estimates.

Note 4 — Earnings (loss) per share

Basic earnings (loss) per share is determined by dividing net income or loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.  Diluted earnings (loss) per share is determined by dividing net income or loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period, adjusted for the dilutive effect of all potential ordinary shares that were outstanding during the period.  Potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce diluted loss per share.

The following table reconciles the numerator and denominator in the basic and diluted earnings (loss) per share computation (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted EPS
Net loss	$(18,494)	$(6,242)	$(56,165)	$(22,755)
Deemed dividend on convertible preferred shares	—	—	—	(8,663)
Net loss attributable to ordinary shareholders	$(18,494)	$(6,242)	$(56,165)	$(31,418)

Denominator for basic and diluted EPS
Weighted average number of shares used to calculate basic and diluted loss per share	424,711,900	424,711,900	424,711,900	307,943,490

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Weighted average number of share options	47,392,118	31,432,048	44,951,407	27,541,366

Note 5 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Computer equipment	$1,592	$1,182
Laboratory equipment	11,648	11,016
Office equipment	230	258
Leasehold improvements	1,476	1,631
Assets under construction	4,069	1,147
	19,015	15,234
Less accumulated depreciation	(3,929)	(2,009)
	$15,086	$13,225

Depreciation expense was $779,000 and $463,000 for the three months ended September 30, 2016 and 2015, respectively, and $2,290,000 and $828,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 6 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Acquired software licenses	$1,234	$399
IP rights for licensed technology	90	—
	1,324	399
Less accumulated amortization	(197)	(94)
	$1,127	$305

Amortization expense was $40,000 and $25,000 for the three months ended September 30, 2016 and 2015, respectively, and $122,000 and $25,000 for the nine months ended September 30, 2016 and 2015, respectively. The estimated aggregate amortization expense in respect of these assets for each of the five years ended September 30, 2021 is $410,000, $364,000, $309,000, $13,000 and $13,000, respectively.

Note 7 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015

Accrued purchases and clinical trial expenditure	$8,846	$6,406
Accrued employee compensation and benefits payable	572	368
Other current liabilities	536	744
	$9,954	$7,518

Note 8 — Contingencies and commitments

Leases

Future minimum lease payments under operating leases at September 30, 2016 are presented below (in thousands):

September 30, 2016
2016	$471
2017	2,560
2018	2,819
2019	3,455
2020	3,331
2021	3,208
Thereafter	18,091
$33,935

The Company leases property under operating leases expiring through 2027. Lease expenses amounted to $327,000 and $433,000 for the three months ended September 30, 2016 and 2015, respectively and $1,159,000 and $836,000 for the nine months ended September 30, 2016 and 2015, respectively, which are included within research and development and general and administrative expenses in the Company’s consolidated statement of operations.

In July 2015, the Company entered into a long-term lease agreement, with break clauses, for offices and research facilities in Philadelphia, U.S.  In October 2016, the lease commenced upon completion of construction. The related lease commitments are included in the table above.

In September 2015, the Company entered into an agreement for a 25-year lease, with break clauses, for a research and development facility in Oxfordshire, U.K.  In October 2016, the Company entered into the lease for that facility following the completion of construction. The related lease commitments are included in the table above.

Capital commitments

At September 30, 2016, the Company had commitments for capital expenditure totaling $15,455,000, which the Company expects to incur within one year.

Purchase commitments for clinical materials, clinical trials and contract manufacturing

At September 30, 2016, the Company had non-cancellable commitments for purchase of clinical materials, executing and administering clinical trials, and for contract manufacturing of $54,611,000, of which the Company expects to pay $25,850,000 within one year, $20,292,000 in one to three years, $7,659,000 in three to five years, and $810,000 after five years.  The timing of these payments vary depending on the rate of progress of development and clinical trial enrollment rates. Our subcontracted costs for clinical trials and contract manufacturing were $6,032,000 and $3,406,000 for the three months ended September 30, 2016 and 2015, respectively, and $15,908,000 and $8,040,000 for the nine months ended September 30, 2016 and 2015, respectively.

MD Anderson Strategic Alliance

On September 26, 2016, the Company announced that it had entered into a multi-year strategic alliance with The University of Texas MD Anderson Cancer Center (“MD Anderson”) designed to expedite the development of T-cell therapies for multiple types of cancer.  The Company and MD Anderson will collaborate in a number of studies including clinical and preclinical development of Adaptimmune’s SPEAR T-cell therapies targeting MAGE-A10 and future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, esophageal and gastric cancers. The Company will make payments to MD Anderson as certain milestones are achieved and these costs will be expensed to research and development as MD Anderson renders the services under the strategic alliance.  These milestones are included within ‘Purchase commitments for clinical materials, clinical trials and contract manufacturing’ above.

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

On June 16, 2016, the Company entered into a supply agreement with ThermoFisher Scientific for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads® CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of the Company’s affinity enhanced T-cell therapies.  The supply agreement runs until December 31, 2025. Under the supply agreement the Company is required to purchase its requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher Scientific for a period of 5 years and there are also minimum purchasing obligations, which are included within ‘Purchase commitments for clinical materials, clinical trials and contract manufacturing’ set forth above. ThermoFisher Scientific has the right to terminate the supply agreement for material breach or insolvency.

Note 9 — Share-based compensation

The following table shows the total share-based compensation expense included in the consolidated statements of operations (thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Research and development	$1,170	$389	$3,438	$3,887
General and administrative	1,116	1,012	3,387	3,807
	$2,286	$1,401	$6,825	$7,694

There were 2,414,576 share options granted in the three months ended September 30, 2016.  No share options were granted in the three months ended September 30, 2015 and 17,758,373 and 11,069,577 share options granted in the nine months ended September 30, 2016 and 2015, respectively. The weighted average fair value of stock options granted was $0.74 in the three months ended September 30, 2016 and $0.74 and $0.94 in the nine months ended September 30, 2016 and 2015, respectively.

The fair value of the share options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Nine months ended September 30,
	2016	2015

Expected term (years)	5 years	5 years
Expected volatility	68-73%	60%
Risk free rate	0.17-1.07%	1.03-1.39%
Expected dividend yield	0%	0%

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

At September 30, 2016, there were 3,074,600 share options granted to nonemployees outstanding.  These share options are measured at the current fair values at each reporting date until the share options have vested and recognized in the consolidated statement of operation over the requisite service period.  The total share based payment expense relating to these options was a benefit of $24,000 and $450,000 in the three months ended September 30, 2016 and 2015, respectively, and a benefit of $139,000 and an expense of $2,056,000 in the nine months ended September 30, 2016 and 2015, respectively.

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

Update on Clinical Pipeline Progress

We have three SPEAR T-cell therapies either in clinical trials or with an Investigational New Drug Application, or IND, open. An IND for a further SPEAR T-cell directed to the MAGE-A4 target, the MAGE-A4 SPEAR T-cell, is anticipated to be filed in late 2016 or first quarter of 2017.  In addition, preclinical and preparatory work for second generation SPEAR T-cells has continued.

Our Sponsored NY-ESO SPEAR T-cell trials

Our first SPEAR T-cell targets the NY-ESO-1 target peptide and is currently in clinical trials in the United States. Pilot studies are ongoing in synovial sarcoma, multiple myeloma, non small cell lung cancer (“NSCLC”) and ovarian indications and a pilot trial in myxoid round cell liposarcoma (“MRCLS”) is due to start in late 2016 or early 2017.

Our NY-ESO SPEAR T-cell therapy has received orphan drug designation from the FDA and European Commission for the treatment of soft tissue sarcoma. The European Medicines Agency, or EMA, has also granted PRIME regulatory access for the Company’s NY-ESO SPEAR T-cell therapy for the synovial sarcoma indication. NY-ESO SPEAR T-cells continue to demonstrate a generally acceptable benefit:risk profile in all treated patient populations to date. The most common (>15%) adverse events considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cell include: rash, diarrhea, fever, fatigue, nausea, anemia, low white blood cell, neutrophil, lymphocyte and platelet counts, vomiting, abnormal liver chemistry tests, cough, and cytokine release syndrome. For further details on adverse events please see Part II — Item 1A Risk Factors — “Our SPEAR T-cells may have undesirable side effects or have other properties that could halt their clinical development, prevent regulatory approval, limit their commercial potential or otherwise result in significant negative consequences”.

•                  Synovial sarcoma: Four cohorts are currently ongoing for synovial sarcoma.

•                  Cohort 1 (patients with high NY-ESO-1 antigen expression and lymphodepletion with cyclophosphamide and fludarabine) — enrollment in this first cohort is now complete.

•                  Cohort 2 (patients with low NY-ESO-1 antigen expression and lymphodepletion with cyclophosphamide and fludarabine) — enrollment continues in this cohort.

•                  Cohort 3 (patients with high NY-ESO-1 antigen expression and lymphodepletion with cyclophosphamide alone) — no objective responses have been observed to date in the first five patients treated in cohort 3 and as a result, this cohort has now closed. The data from this cohort 3 suggest that fludarabine may be required as part of the pre-conditioning regimen.

•                  Cohort 4 (patients with high NY-ESO-1 antigen expression and lymphodepletion with a modified (lower) dose of cyclophosphamide and fludarabine) — given the lack of response seen in cohort 3 to date, cohort 4 is now open and active at sites.

The current synovial sarcoma trials are also being extended to sites outside of the United States with submissions made to the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the United Kingdom and to Health Canada in Canada. Health Canada has approved the clinical trial application and the MHRA has granted conditional approval of the clinical trial application in the United Kingdom.

In the synovial sarcoma trial, NY-ESO SPEAR T-cells continue to demonstrate a generally acceptable benefit:risk profile to date. The most common (>30%) adverse events in this trial considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cell include pyrexia, lymphopenia, decreased white blood cell (WBC) count, nausea, anemia, neutropenia, fatigue, decreased platelet count (PLT), sinus tachycardia, and rash.

We are in discussions with the FDA in relation to the initiation of a pivotal trial in the synovial sarcoma indication, including discussions relating to trial design and the requirement for comparability testing for use of our commercial-ready manufacturing process. The pivotal trial is currently anticipated to start in the second half of 2017 which will allow for the performance of analytical comparability studies between the current and the commercial processes and the submission of a Special Protocol Assessment as recommended by the FDA.

•                  MRCLS: A pilot trial in MRCLS is also planned to start in late 2016 or early 2017. The FDA previously issued a partial clinical hold for a pivotal trial in MRCLS prior to the trial becoming active at any sites. Given FDA comments relating to the requirement for comparability testing for start of a pivotal MRCLS trial, we have amended the protocol for the trial. The amendment converts the trial into a pilot trial (rather than the previously proposed pivotal trial design with a futility phase) and this amendment has been approved by the FDA, resulting in a removal of the partial clinical hold. We plan to start screening in the pilot trial in late 2016.

•                  Ovarian: Data from the trial in ovarian cancer were reported at the 2016 American Society of Clinical Oncology, or ASCO, meeting. To date, no objective clinical responses have been reported in patients. The initial patients received a preconditioning regimen which consisted of cyclophosphamide alone. The protocol for the ovarian study has now been amended to include a preconditioning regimen which includes both fludarabine and cyclophosphamide.

•                  Melanoma: Data from the trial in melanoma were reported at the 2016 ASCO meeting. No objective responses were observed in the four patients treated and as a result no further patients will be enrolled on the trial. A combination study with immune check point inhibitors (CPI) was previously being considered but is no longer being considered given the changes in the underlying standard of care for melanoma patients and the likely difficulty in recruiting patients to such a combination study.

•                  Myeloma: Enrollment in the myeloma trial (with autologous stem-cell transplantation, or auto-SCT) has completed. On October 27, 2016, we announced entry into a clinical trial collaboration agreement for the assessment of our NY-ESO SPEAR T-cell in combination with Merck & Co., Inc.’s (“Merck”) anti-programmed death-1 (“PD-1”) inhibitor, KEYTRUDA® (pembrolizumab), in patients with multiple myeloma. The study will evaluate the safety, pharmacodynamics, and preliminary efficacy of the combination, and is planned for initiation in the first half of 2017. Given the start of this combination clinical trial, our second myeloma trial (no transplant) will not enroll any further patients.

•                  NSCLC: A trial in NSCLC opened in 2016. Enrollment has been more challenging than anticipated. Initial data is currently anticipated in 2017 but availability of data for publication will depend on the number of patients recruited to the trial. The chemotherapy preconditioning regimen is being modified in a protocol amendment to include both fludarabine and cyclophosphamide.

Our NY-ESO T-cell therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, the Adoptive Engineered T-cell Targeting to Activate Cancer Killing program, or ATTACK 2 program. The therapy, which is produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, is being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has recommended that recruitment can resume following a protocol amendment. The European Union has since terminated funding of the trial due to the delays in trial progression and we are in discussions with the sponsor, the Christie NHS Foundation Trust, in relation to continuation of the trial.

Our MAGE-A10 SPEAR T-cell

Our second SPEAR T-cell therapy, targeting the MAGE-A10 peptide is currently in clinical trials in the United States.

The MAGE-A10 trial in NSCLC initiated in late 2015. Enrollment of patients has been challenging and initial data are currently anticipated in 2017.

A three tumor trial in urothelial, melanoma and head and neck cancers received Recombinant DNA Advisory Committee (RAC) approval in May 2016. The first trial site, MD Anderson, is now initiated and the trial is currently being initiated at other sites in the United States and Canada.

Our AFP SPEAR T-cell

An IND for a clinical trial of our AFP SPEAR T-cell in hepatocellular cancer was opened in 2016 and we anticipate site initiation in the first half of 2017. Enrollment is dependent on the availability of vector used to manufacture our AFP SPEAR T-cell.

Our MAGE-A4 SPEAR T-cell

An IND submission for our next proprietary therapy the MAGE-A4 SPEAR T-cell in multiple tumor types is anticipated to be filed in early 2017.

Significant Events in the Three Months Ended September 30, 2016

Orphan Medicinal Product Designation by European Commission

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

Strategic Manufacturing Agreement

On September 19, 2016, the Company announced that it had entered into a new five-year strategic manufacturing agreement with PCT, a Caladrius company, (“PCT”) a subsidiary of Caladrius Biosciences for the supply of the SPEAR T-cells.  Under the agreement, the Company will benefit from exclusive access to an EU and FDA compliant manufacturing unit at PCT, as well as dedicated, specialist staff.

MD Anderson Strategic Alliance

On September 26, 2016, the Company announced that it had entered into a multi-year strategic alliance with The University of Texas MD Anderson Cancer Center (“MD Anderson”) designed to expedite the development of T-cell therapies for multiple types of cancer.  The Company and MD Anderson will collaborate in a number of studies including clinical and preclinical development of Adaptimmune’s SPEAR T-cell therapies targeting MAGE-A10 and future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including urothelial, non small cell lung, ovarian, head and neck, melanoma, esophageal and gastric cancers.

Recent events

Mutual Termination of Target Collaboration Agreement

Immunocore and the Company have mutually agreed to end their target collaboration agreement effective March 1, 2017. The companies entered into the target collaboration agreement in January 2015, to facilitate joint target identification activities and specific T-cell cloning work, and jointly create a target database of peptides. Both companies will continue to have access to the target database and associated target information even after termination of the target collaboration agreement. The Company now has its own dedicated target identification capability and as a result has no requirement for ongoing target collaboration with Immunocore. The companies’ decision to end the target collaboration agreement has no impact on other agreements between them. In particular, the companies will continue to co-own the patents, patent applications and know-how relating to the underlying core TCR technology under a previously executed and irrevocable assignment and license agreement.

Merck Clinical Trial Collaboration Agreement

On October 27, 2016, the Company announced entry into a clinical trial collaboration agreement for the assessment of our NY-ESO SPEAR T-cell therapy in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma. The Company’s NY-ESO SPEAR T-cell has previously been evaluated in multiple myeloma in a single agent Phase I/II trial. In that trial, PDL-1 (programmed cell death ligand 1) was found to be upregulated in patients that relapsed. KEYTRUDA is a humanized monoclonal antibody that works by increasing the ability of the body’s immune system to help detect and fight tumor cells by blocking the interaction between the PD-1 receptor on T-cells and  PD-L1 and PD-L2 (programmed cell death ligands 1 and 2) that are expressed on cancer cells. Blocking this interaction is reported to enable T-cell activation and potentiates antitumor activity. Under the agreement, the trial will be sponsored by Adaptimmune. The agreement also includes a provision for potential expansion to include Phase III registration studies in the same indication.

Board changes

On October 27, 2016, the Company announced that Mr. Giles Kerr had been appointed as an independent Non-Executive Director effective from November 1, 2016, following a search process, and that Mr. Ian Laing intends to step down from the Board on December 31, 2016, in a planned retirement. Mr. Kerr also serves as a member of the Audit Committee.

On November 8, 2016, the Company announced that Dr. Tal Zaks had been appointed as an independent Non-Executive Director effective from November 14, 2016, following a search process. Dr. Zaks will also serve as a member of the Remuneration Committee.

Financial operations overview

Revenue

Revenue represents recognized income from the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement contains the following significant deliverables, which are separate accounting units: (i) the development of, and option to obtain an exclusive license to, the Company’s NY-ESO SPEAR T-cells, and (ii) the development of, and option to obtain an exclusive license to a second target nominated by GSK.   In addition, GSK also has the right to nominate three additional target peptides, excluding those where the Company has already initiated development of a SPEAR T-cell candidate, which is not considered to be a deliverable at the inception of the arrangement because it represents a substantive option not priced at a significant and incremental discount.  The Company received an upfront payment of $42.1 million (£25 million) in June 2014 and has achieved various non-substantive development milestones resulting in milestone payments being achieved of $14.4 million and $7.2 million in the six months ended December 31, 2015 and the year ended June 30, 2015, respectively. No milestones were achieved in the nine months ended September 30, 2016.  The Company is entitled to further non-substantive milestone payments based on the achievement of specified development milestones by the Company.  When, and if, GSK exercises its option to obtain an exclusive license to a target, an option exercise fee will be payable and the Company will be entitled to further development and commercialization milestone payments based on achievement of specified milestones by GSK. The non-contingent arrangement consideration was allocated between the separate deliverables using our best estimate of the relative selling price. In determining the best estimate, the Company considered internal pricing objectives it used in negotiating the GSK Collaboration and License Agreement together with internal data regarding the cost of providing services for each deliverable.

In addition to the development milestones, the Company is entitled to royalties from GSK on all GSK sales of TCR therapeutic products licensed under the agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales. No royalties have been received as of September 30, 2016. Sales milestones also apply once any TCR therapeutic covered by the GSK Collaboration and License Agreement is on the market.

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

In February 2016, the terms of the GSK Collaboration and License Agreement were expanded to accelerate the development of the Company’s NY-ESO SPEAR T-cells towards pivotal trials in synovial sarcoma, as well as the exploration of development of NY-ESO SPEAR T-cells in myxoid round-cell liposarcoma. The amendment also provides the opportunity for up to eight combination studies using NY-ESO SPEAR T-cells and increases the potential development milestones that the Company is eligible to receive.  These development milestones will be allocated to the separate standalone deliverables within the arrangement once the milestone is achieved.

The revenue recognized to date relates to the upfront fee and non-substantive development milestones payments received, which are being recognized using the proportional performance model in revenue systematically over the period in which the Company is delivering services under the GSK Collaboration and License Agreement, which is determined to be the period until GSK’s option to obtain licenses expires.  We regularly review and monitor the performance of the GSK Collaboration and License Agreement to determine the period over which we will be delivering services to GSK.

Research and Development Expenses

Research and development expenses consist principally of the following:

•                  salaries for research and development staff and related expenses, including benefits;

•                  costs for production of preclinical compounds and drug substances by contract manufacturers;

•                  fees and other costs paid to contract research organizations in connection with additional preclinical testing and the performance of clinical trials;

•                  costs relating to facilities, materials and equipment used in R&D;

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

•                  the timing and receipt of any regulatory approvals; and

•                  supply and manufacture of lentiviral vector and SPEAR T-cells for clinical trials.

For further detail please see Part II — Item 1A Risk Factors — Risks Related to the Development of our SPEAR T-cells.

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

•                  professional fees for auditors, lawyers and other consulting expenses;

•                  cost of facilities, communication, and office expenses;

•                  information technology expenses;

•                  amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and

•                  share-based compensation expenses.

Other Income (Expense), net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from our GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. Dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.

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

Taxation

We are subject to corporate taxation in the United Kingdom. Our subsidiary, Adaptimmune LLC is subject to corporate taxation in the United States. Our tax recognized represents the sum of the tax currently payable or recoverable. No deferred tax assets are recognized on our losses carried forward because there is currently no indication that we shall make sufficient profits to utilize these tax losses.

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

The estimate of the period over which we are delivering services to GSK is a critical accounting estimate identified in Item 2.02 of our Current Report on Form 8-K filed with the SEC on July 8, 2016.  In the three months ended June 30, 2016 we increased our estimate of the period over which we are delivering services, which resulted in a decrease in revenue of $2,785,000 and $336,000 in the three months ended June 30, 2016 and September 30, 2016, respectively, compared to the revenue that would have been recognized based on previous estimates.  The change is estimate will also result in a decrease in revenue of $336,000 and $1,344,000 in the three months ended December 31, 2016 and the year ended December 31, 2017, respectively, and an increase in revenue of $1,793,000, $1,187,000 and $1,642,000 in the years ended December 31, 2018, 2019 and 2020, respectively, compared to the revenue that would have been recognized based on previous estimates.

Results of operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015, together with the changes to those items:

	Three months ended September 30,
(in thousands)	2016	2015	Increase/decrease
Revenue	$2,416	$4,948	$(2,532)	(51)%
Research and development expenses	(15,610)	(8,853)	(6,757)	76%
General and administrative expenses	(5,424)	(4,403)	(1,012)	23%
Total operating expenses	(21,034)	(13,256)	(7,778)	59%
Operating loss	(18,618)	(8,308)	(10,310)	124%
Interest income	289	235	54	23%
Other (expense) income, net	(61)	1,851	(1,912)	(103)%
Loss before income taxes	(18,390)	(6,222)	(12,168)	196%
Income taxes	(104)	(20)	(84)	420%
Loss for the period	$(18,494)	$(6,242)	$(12,252)	196%

Revenue

Revenue decreased from $4.9 million for the three months ended September 30, 2015 to $2.4 million for the three months ended September 30, 2016. Revenue will typically increase in periods when development milestones are achieved. In the three months ended September 30, 2016, the Company did not achieve any development milestones and therefore did not receive any milestone payments.  In the three months ended September 30, 2015, the Company received $7.8 million in milestone payments upon achievement of development milestones, which are recognized over the period which the Company will deliver services under the GSK Collaboration and License Agreement.  The estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement was increased in June 2016.  This change in estimate resulted in a decrease in revenue of $336,000 in the three months ended September 30, 2016 compared to the revenue that would have been recognized based on previous estimates.

Although it is difficult to project the timing of achieving future development deliverables, we expect revenue for the year ended December 31, 2016 will be lower than the year ended December 31, 2015, due to the impact of the change in estimate described above.  We expect the revenue for the year ended December 31, 2017 will be higher than the year ended December 31, 2016 due to the potential achievement of development milestones in the period.

Research and Development Expenses

Research and development expenses increased by 76% to $15.6 million for the three months ended September 30, 2016 from $8.9 million for the three months ended September 30, 2015.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.

The increase in our research and development expenses of $6.8 million for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to the following:

•                  an increase of $3.4 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is an increase in the average number of employees engaged in research and development from 110 to 216;

•                  an increase of $2.6 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs, and manufacturing expenses driven by increased recruitment in our clinical trials; and

•                  an increase of $0.8 million in share-based compensation expense due to an increase in share-based compensation expense for nonemployee share options of $0.4 million and an increase in share-based compensation expense for employees of $0.4 million.

Our subcontracted costs for the three months ended September 30, 2016 were $6.0 million, of which $4.7 million related to our NY-ESO SPEAR T-cells and the remaining $1.3 million related to other projects, including our MAGE-A10 and AFP SPEAR T-cells.

In the year ended December 31, 2016 and into the year ended December 31, 2017, we plan to increase the number of clinical trials we are running, both in new therapies (including our MAGE-A4 and AFP SPEAR T-cells), existing wholly-owned therapies (MAGE-A10) and as part of the GSK Collaboration and License Agreement for our NY-ESO SPEAR T-cells.  We expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense will fluctuate in future periods due to changes in the assumptions to the fair value calculation for nonemployee share options, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at September 30, 2016 would have increased the share-based compensation expense for the three months to September 30, 2016 by approximately $54,000.

General and Administrative Expenses

General and administrative expenses increased by 23% to $5.4 million for the three months ended September 30, 2016 from $4.4 million in the same period in 2015.

The increase of $1.0 million was due to an increase in personnel costs, primarily due to the addition of key management and other professionals to support our growth.  Property costs, share-based compensation expenses and other corporate costs in the three months ended September 30, 2016 remained consistent with three months ended September 30, 2015.

We expect that our general and administrative expenses will continue to increase as the Company continues to expand.

Other Income (Expense), Net

Other income (expense), net was an expense of $0.1 million for the three months ended September 30, 2016 compared to income of $1.9 million for the three months ended September 30, 2015.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by the Company’s U.K. subsidiary.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015, together with the changes to those items:

	Nine months ended September 30,
(in thousands)	2016	2015	Increase/decrease
Revenue	$5,662	$10,459	$(4,797)	(46)%
Research and development expenses	(46,942)	(23,838)	(23,104)	97%
General and administrative expenses	(16,863)	(11,643)	(5,220)	45%
Total operating expenses	(63,805)	(35,481)	(28,324)	80%
Operating loss	(58,143)	(25,022)	(33,121)	132%
Interest income	839	533	306	57%
Other income, net	1,595	1,952	(357)	(18)%
Loss before income taxes	(55,709)	(22,537)	(33,172)	147%
Income taxes	(456)	(218)	(238)	109%
Loss for the period	$(56,165)	$(22,755)	$(33,410)	147%

Revenue

Revenue decreased from $10.5 million for the nine months ended September 30, 2015 to $5.7 million for the nine months ended September 30, 2016.  Revenue will typically increase in periods when development milestones are achieved. In the nine months ended September 30, 2016, the Company did not achieve any development milestones and therefore did not receive any milestone payments.  In the nine months ended September 30, 2015, the Company received $7.8 million in milestone payments upon achievement of development milestones, which are recognized over the period which the Company will deliver services under the GSK Collaboration and License Agreement.  The estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement was increased in June 2016.  This change in estimate resulted in a decrease in revenue of $3,120,000 in the nine months ended September 30, 2016 and will result in a decrease in revenue of $336,000 and $1,344,000 in the three months ended December 31, 2016 and the year ended December 31, 2017, respectively, and an increase in revenue of $1,793,000, $1,187,000 and $1,642,000 in the years ended December 31, 2018, 2019 and 2020, respectively, compared to the revenue that would have been recognized based on previous estimates.

Although it is difficult to project the timing of achieving future development deliverables, we expect revenue for the year ended December 31, 2016 will be lower than the year ended December 31, 2015, due to the impact of the change in estimate described above.  We expect the revenue for the year ended December 31, 2017 will be higher than the year ended December 31, 2016 due to the potential achievement of development milestones in the period.

Research and Development Expenses

Research and development expenses increased by 97% to $46.9 million for the nine months ended September 30, 2016 from $23.8 million for the nine months ended September 30, 2015.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.

The increase in our research and development expenses of $23.1 million for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to the following:

•                  a $15.1 million increase in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is an increase in the average number of employees engaged in research and development from 86 to 203;

•                  a $7.9 million increase in subcontracted expenditures, including clinical trial expenses, CRO costs, and manufacturing expenses driven by increased recruitment in our clinical trials; and

•                  a $3.0 million payment to Universal Cells, Inc. for in-process R&D;

partially offset by

•                  a $0.5 million decrease in share-based compensation expense due to a decrease in share-based compensation expense for nonemployee share options of $2.2 million offset by an increase in share-based compensation expense for employees of $1.7 million; and

•                  a $2.4 million increase in reimbursements in the form of grants and R&D expenditure credits and tax credits from the U.K. government.

Our subcontracted costs for the nine months ended September 30, 2016 were $15.9 million, of which $13.0 million related to our NY-ESO SPEAR T-cells and the remaining $2.9 million related to other projects, including our MAGE-A10 and AFP SPEAR T-cells.

In the year ended December 31, 2016 and into the year ended December 31, 2017, we plan to increase the number of clinical trials we are running, both in new therapies (including our MAGE-A4 and AFP SPEAR T-cells), in existing therapies (our MAGE-A10 SPEAR T-cell) and as part of the GSK Collaboration and License Agreement for our NY-ESO SPEAR T-cells.  We expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense will fluctuate in future periods due to changes in the assumptions to the fair value calculation for nonemployee share options, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at September 30, 2016 would have increased the share-based compensation expense for the nine months to September 30, 2016 by approximately $54,000.

General and Administrative Expenses

General and administrative expenses increased by 45% to $16.9 million for the nine months ended September 30, 2016 from $11.6 million in the same period in 2015.

The increase of $5.2 million was due to the following:

•                  a $3.5 million increase in personnel costs, primarily due to the addition of key management and other professionals to support our growth;

•                  a $0.3 million increase in property costs; and

•                  a $1.8 million increase in other corporate costs, including costs incurred as a U.S. public company such as consulting, audit, tax legal and investor relations fees and expenses;

partially offset by:

•                  a $0.4 million decrease in share-based compensation expense.

We expect that our general and administrative expenses will continue to increase as the Company continues to expand.

Other Income, net

Other income, net decreased by 18% to $1.6 million for the nine months ended September 30, 2016 from $2.0 million for the nine months ended September 30, 2015.  Other income, net primarily relates to unrealized foreign exchange gains/losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by the Company’s U.K. subsidiary.

Liquidity and Capital Resources.

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through an initial public offering, placements of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to September 30, 2016, we have raised:

•                  $307.3 million, net of issue costs, through the issuance of shares, of which $176.0 million was raised through our initial public offering in May 2015;

•                  $63.7 million upfront fees and milestones under our GSK Collaboration and License Agreement;

•                  $2.7 million of income in the form of government grants from the United Kingdom; and

•                  $7.2 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

The Company uses a non-GAAP measure, Total Liquidity Position, which is defined as cash and cash equivalents plus short-term deposits, to evaluate the funds available to the Company in the near-term. A description of Total Liquidity Position and reconciliation to the most directly comparable U.S. GAAP measure are provided below under “Non-GAAP measures”.

As of September 30, 2016, we had cash and cash equivalents of $140.4 million, in addition to short-term deposits of $47.1 million.  Our Total Liquidity Position as of September 30, 2016 was $187.5 million. We believe that our Total Liquidity Position as of September 30, 2016 will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital spending, for at least the next twelve months.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(50,538)	$(13,821)
Net cash provided by (used in) investing activities	796	(41,663)
Net cash provided by financing activities	—	175,989
Cash and cash equivalents at the end of the period	140,440	217,218

Operating Activities

Net cash used in operating activities increased by $36.7 million to $50.5 million for the nine months ended September 30, 2016 from $13.8 million for the nine months ended September 30, 2015.  The increase in cash used in operations was primarily the result of an increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses.

Components of Cash Flows used in Operating Activities

Net cash used in operating activities of $50.5 million for the nine months ended September 30, 2016 comprised a net loss of $56.2 million and net cash out flow of $1.6 million from changes in operating assets and liabilities, partially offset by non-cash items of $7.3 million. The non-cash items consisted primarily of depreciation of property, plant and equipment of $2.3 million and share-based compensation expense of $6.8 million, partially offset by unrealized foreign exchange gains of $1.9 million.

Net cash used in operating activities of $13.8 million for the nine months ended September 30, 2015 comprised a net loss of $22.8 million, offset by non-cash items of $8.9 million and net cash outflow of $0.1 million from changes in operating assets and liabilities. The non-cash items consisted primarily of share-based compensation expense of $7.7 million, unrealized foreign exchange gains of $0.3 million and depreciation of property, plant and equipment of $0.8 million.

Investing Activities

Net cash provided by investing activities was $0.8 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $41.7 million for the nine months ended September 30, 2015.  Net cash provided by investing activities for the nine months ended September 30, 2016 comprised cash inflows from the maturity of short-term deposits of $49.5 million, offset by investment in short-term deposits of $42.8 million, purchases of property, plant and equipment of $4.8 million and acquisition of intangibles of $1.0 million for the nine months ended September 30, 2016.  The purchases of property, plant and equipment for the nine months ended September 30, 2016 related predominantly to the investment in our laboratory facilities in the United Kingdom and Philadelphia. Net cash used in investing activities for the nine months ended September 30, 2015 predominantly comprised of investments in short-term deposits of $28.6 million, purchases of property, plant and equipment of $10.1 million and investment in restricted cash of $3.1 million.

Financing Activities

Net cash provided by financing activities was $nil and $176.0 million for the nine months ended September 30, 2016 and 2015, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2015 comprised proceeds from issuance of common stock upon the Company’s initial public offering on NASDAQ of $176.0 million, net of issuance costs of $13.4 million.

Non-GAAP Measures

Total Liquidity Position (a non-GAAP financial measure)

Total Liquidity Position (a non-GAAP financial measure) is defined as cash and cash equivalents plus short-term deposits. Each of these components appears in the consolidated balance sheet. The U.S. GAAP financial measures most directly comparable to Total Liquidity Position are cash and cash equivalents and short-term deposits as reported in the consolidated financial statements.

	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$140,440	$194,263
Short-term deposits	47,064	54,620
Total Liquidity Position	$187,504	$248,883

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

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$33,935	$2,511	$5,925	$6,601	$18,898
Purchase obligations(2)	70,066	41,305	20,292	7,659	810
Total contractual cash obligations	$104,001	$43,816	$26,217	$14,260	$19,708

(1)                As of September 30, 2016, operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, U.K. and Philadelphia, U.S.

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

In July 2015, the Company entered into a long-term lease agreement, with break clauses, for offices and research facilities in Philadelphia, U.S.  In October 2016, the lease commenced upon completion of construction. The related lease commitments are included in the table above.

In September 2015, the Company entered into an agreement for a 25-year lease, with break clauses, for a research and development facility in Oxfordshire, U.K.  In October 2016, the Company entered into the lease for that facility following the completion of construction.  The related lease commitments are included in the table above.

On September 26, 2016, the Company entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer.  The Company and MD Anderson will collaborate in a number of studies including clinical and preclinical development of Adaptimmune’s SPEAR T-cell therapies targeting MAGE-A10 and future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, esophageal and gastric cancers. The Company will make payments to MD Anderson as certain milestones are achieved and these costs will be expensed to Research and development expense as MD Anderson renders the services under the strategic alliance. These milestones are included within ‘Purchase commitments for clinical materials, clinical trials and contract manufacturing’ above.

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

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

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

Interest Rate Risk

As of September 30, 2016, we had cash and cash equivalents of $140.4 million and short-term deposits of $47.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates. Our surplus cash and cash equivalents are invested in interest-bearing savings and money market accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. The exchange rate as at September 30, 2016, the last business day of the reporting period, was £1.00 to $1.2971.  The exchange rate on October 31, 2016 was £1.00 to $1.2193. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future.

Credit Risk

The Company held cash and cash equivalents of $140.4 million and short-term deposits of $47.1 million as of September 30, 2016.  The cash and cash equivalents and short-term deposits are held with multiple banks and the Company monitors the credit rating of those banks.

There are no material trade receivables as of September 30, 2016. Trade receivables may arise in future periods in relation to the GSK Collaboration and License Agreement. The Company has been transacting with GSK for 28 months, during which time no impairment losses have been recognized. There are no amounts which are past due as of September 30, 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2016, we were not a party to any material legal proceedings.

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

For the years ended December 31, 2015, 2014 and 2013, we incurred net losses of $39.5 million, $12.2 million and $9.6 million, respectively. As of September 30, 2016, we had accumulated losses of $146.1 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, successfully achieving GSK milestones and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

As of September 30, 2016, we had $140.4 million of cash and cash equivalents and $47.1 million of short-term deposits. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10 SPEAR T-cell, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and short-term deposits together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Progression of new SPEAR T-cells into clinical trials is inherently risky and dependent on the results obtained in preclinical programs, the results of other clinical programs and results of third-party programs that utilize common components, such as production of the lentiviral vector lot used for production and administration of our SPEAR T-cell. If results are not available when expected or problems are identified during therapy development, we may experience significant delays in development of pipeline products and in existing clinical programs, which may impact our ability to receive regulatory approval. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our SPEAR T-cell. Failure to submit further Investigational New Drug Applications, or INDs, or the foreign equivalent and commence additional clinical programs will significantly limit our opportunity to generate revenue.

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our SPEAR T-cells, or for new indications for our NY-ESO SPEAR T-cell, or that amendments to existing protocols will not be required. In particular, the FDA issued a partial clinical hold for the Company’s proposed MRCLS trial with NY-ESO following review of the IND submitted for the trial. The FDA notification was not based on safety concerns. In its correspondence the FDA requested additional Chemistry Manufacturing and Controls, or CMC, and clinical information prior to the commencement of the proposed trial. An amendment to the ADP-0011-007 protocol for the trial was filed with the FDA which converts the trial into a pilot trial (rather than the previously proposed pivotal trial design with a futility phase) and this amended protocol has been approved by the FDA resulting in a lift of the partial clinical hold. The start of the MRCLS trial was delayed as a result of the FDA issued partial clinical hold and there is no guarantee that any later MRCLS pivotal trial or further trial will be approved by the FDA.

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

Our clinical trials and the investigator-initiated clinical trials using our NY-ESO TCR therapeutic are still in the early stages, and it is difficult to predict the results that will be obtained in ongoing clinical trials or the next phase or phases of any clinical program. Our SPEAR T-cells have not previously been tested in combination clinical trials, for example use in combination with Merck & Co., Inc.’s (“Merck”) PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma. It is difficult to predict the way in which our SPEAR T-cells will interact with third-party products used in combination clinical trials. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for our SPEAR T-cell therapies alone.

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

In our NY-ESO SPEAR T-cell trials, adverse events that have been reported as of January 27, 2016 in more than 15% of patients and considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cell include: rash, diarrhea, fever, fatigue, nausea, anemia, low white blood cell, neutrophil, lymphocyte and platelet counts, vomiting, abnormal liver chemistry tests, cough, and cytokine release syndrome. Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, diarrhea, low white blood cell, neutrophil, lymphocyte and platelet counts, graft versus host disease (GVHD), and dehydration.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (auto-SCT).  Although GVHD is a known complication of auto-SCT, symptoms such as rash, colitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. There have also been reports of serious unexpected adverse reactions considered at least possibly related by investigators: grade 4 supraventricular tachycardia (SVT) in one patient and grade 4 respiratory failure with grade 4 febrile neutropenia in a second patient in our Company sponsored trials. This second patient recovered from respiratory failure and febrile neutropenia but later experienced fatal bone marrow failure. Since January 27, 2016 one case of pre-existing pericardial effusion has also been reported.

In our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T-cells that constituted the majority of the peripheral white blood cells at day 14. This level of cytokine release syndrome had not been seen in previous results from trials using our NY-ESO SPEAR T-cell. The patient’s tumor markers were also falling during this time. To manage the cytokine release syndrome, the patient was treated with high dose steroids that likely abrogated the engineered T-cell function. All Adaptimmune protocols now allow for use of the anti-IL6R antibody, tocilizumab, for treatment of cytokine release syndrome in future patients.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

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

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. For example it has taken longer to recruit patients into our NSCLC trials with both our NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell due to the low percentage expression of peptide antigen seen in the patient populations at the relevant clinical trial sites. With our NY-ESO SPEAR T-cell, presentation of the antigen occurs predominantly in certain sub-types of NSCLC and additional clinical sites may need to be initiated in order to identify patients with those certain NSCLC sub-types. With MAGE-A10 presentation of the peptide antigen is seen in a lower number of patients than anticipated. This will delay recruitment of patients into NSCLC trials for both therapies and result in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. For example, initial results from current Phase 1/2 clinical trials with our NY-ESO SPEAR T-cell have suggested that fludarabine is required as part of any patient pre-conditioning regimen. This has required amendment to protocol designs, which did not previously include fludarabine, to include fludarabine.

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

For example, to manufacture our lentiviral delivery vector manufacturing slots have to be agreed in advance with third party contract manufacturers. It has not always been possible to obtain manufacturing slots within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.  In addition third party contract manufacturers have cancelled or delayed the start of manufacturing slots, even where such manufacturing slots have been pre-agreed. We cannot guarantee that manufacturing slots will be available within the timescales we require for ongoing supply of SPEAR T-cells. In relation to ongoing NY-ESO SPEAR T-cell trials, this may result in delays in supply of the lentiviral delivery vector and has required us to source alternative third party contract manufacturers for supply of the lentiviral delivery vector. In relation to new clinical trials, cancellation and delay in the start of manufacturing slots may result and has resulted, in the case of our AFP SPEAR T-cell, in delay in the start of or enrollment of patients into our clinical trials.

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. In addition, we may ultimately be unable to reduce the expenses associated with our SPEAR T-cells to levels that will allow us to achieve a profitable return on investment.

We are in the process of developing and transferring new processes to facilitate such manufacture into third-party contract suppliers. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate the transferred process at the appropriate level and quality will result in delays in our ability to progress clinical programs, further develop our SPEAR T-cells and obtain marketing approval for our SPEAR T-cells. Such process scale-up and transfer will also require a demonstration of comparability between the product used in clinical trials and the potential commercial product manufactured by the new process at the new facility. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, or the regulatory authority requires additional comparability testing to be carried out, we may not receive regulatory approval for that product without additional clinical trials. We cannot guarantee that we will be able to make the required modifications or perform the required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes. Transfer of our new process for manufacture of the lentiviral vector used to manufacture our NY-ESO SPEAR T-cells to our third party contract manufacturing organization, or CMO, has taken substantially longer than originally predicted and there is no guarantee that such technology will be successfully transferred to such third party CMO in the near term or at all. If such transfer is not possible or fails to generate the required levels of product we may need to source alternative CMOs. Any delay, whether in end T-cell product or vector product will also impact when clinical trials may start. Such failure may also impact our collaboration with GSK and result in GSK not exercising options or not developing any of our additional SPEAR T-cells. Even if we are successful, our manufacturing capabilities could be affected by increased costs, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, which in turn could have a material adverse effect on our business. We have insurance to cover certain business interruption events, particularly research and development expenditure (capped at £10 million) and committed costs (capped at £250,000). However, because our level of insurance is capped, it may be insufficient to fully compensate us if any of these events were to occur in the future.

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

There is a risk in any clinical trial (whether sponsored by us or investigator-initiated) that side effects from our SPEAR T-cells will require a hold on, or termination of, our clinical programs or further adjustments to our clinical programs in order to progress our SPEAR T-cell. Our SPEAR T-cells are novel and unproven and regulators will therefore require evidence that the SPEAR T-cells are safe before permitting clinical trials to commence and evidence that the SPEAR T-cells are safe and effective before granting any regulatory approval. In particular, because our SPEAR T-cells are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in each target indication. The SPEAR T-cell must demonstrate an acceptable risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of our SPEAR T-cells will not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. The FDA previously issued a partial clinical hold for the Company’s MRCLS trial with NY-ESO following review of the IND submitted for the trial. This partial clinical hold has now been lifted. However, there can be no guarantee that the FDA will not issue further clinical holds in relation to the MRCLS trial or other trials. The FDA may issue a hold on our clinical trials as a result of safety information and data obtained in third party clinical trials, for example the deaths reported in a trial using a CAR-T directed against CD19 (JCAR-015) in adult patients with Adult Lymphoblastic Leukemia (ALL) (Juno Therapeutics, NCT02535364) may impact on our ability to further advance our clinical trials with clinical sites or result in the FDA requiring amendments or changes to the protocols used for our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the neurotoxicity observed with CD19-directed CAR-T cell treatments, including the fatal events observed in the NCT02535364 trial occur with Adaptimmune’s NY-ESO-1 TCRs and we do not therefore believe that any changes to our SPEAR T-cell clinical trial protocols are required. However, there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required. Any such hold will require addressing by the Company and will inevitably delay progression of the clinical trials concerned, if such clinical trials progress at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. For example, our SPEAR T-cells have only been used in Phase 1/2 clinical trials to date and the extent to which our SPEAR T-cells will continue to persist in patients and, if they do persist, continue to have an effect in patients is currently unknown. Moreover, the results of preclinical programs and early clinical trials of our SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than would be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T cells that constituted nearly 100% of the peripheral blood at day 14. This level of cytokine release syndrome had not been seen in previous results from trials using our NY-ESO SPEAR T-cell. The patient’s tumor markers were also falling during this time. To manage the cytokine release syndrome, the patient was treated with high dose steroids that likely abrogated the engineered T-cell function. The protocol was then modified to allow for use of the anti-IL6R antibody, tocilizumab, for treatment of cytokine release syndrome in future patients, which has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response. As another example, in the European investigator-initiated clinical program in gastro-esophageal cancer there has been one patient death.

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

In our NY-ESO SPEAR T-cell trials, adverse events that have been reported as of January 27, 2016 in more than 15% of patients and considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cell include: rash, diarrhea, fever, fatigue, nausea, anemia, low white blood cell, neutrophil, lymphocyte and platelet counts, vomiting, abnormal liver chemistry tests, cough, and cytokine release syndrome. Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, diarrhea, low white blood cell, neutrophil, lymphocyte and platelet counts, graft versus host disease (GVHD), and dehydration.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (auto-SCT).  Although GVHD is a known complication of auto-SCT, symptoms such as rash, colitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. There have also been reports of serious unexpected adverse reactions considered at least possibly related by investigators: grade 4 supraventricular tachycardia (SVT) in one patient and grade 4 respiratory failure with grade 4 febrile neutropenia in a second patient in our Company sponsored trials. This second patient recovered from respiratory failure and febrile neutropenia but later experienced fatal bone marrow failure. Since January 27, 2016 one case of acute myelogenous leukemia thought more likely to be related to prior cancer therapies, and one case of pre-existing pericardial effusion has also been reported.

In our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T cells that constituted the majority of the peripheral white blood cells at day 14. This level of cytokine release syndrome had not been seen in previous results from trials using our NY-ESO SPEAR T-cell. The patient’s tumor markers were also falling during this time. To manage the cytokine release syndrome, the patient was treated with high dose steroids that likely abrogated the engineered T-cell function. All Adaptimmune protocols now allow for use of the anti-IL6R antibody, tocilizumab, for treatment of cytokine release syndrome in future patients.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

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

Use of our SPEAR T-cells in combination with other third party products or therapies, for example use in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma may increase or exacerbate side effects that have been seen with our SPEAR T-cells alone or may result in new side effects that have not previously been identified with our SPEAR T-cells alone. Our SPEAR T-cells have not previously been used in any combination clinical trials. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for our SPEAR T-cell therapies alone.

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

•                  changes in the underlying standard of care applicable or treatments available for the relevant indication for which a patient is being treated; and

•                  ability to monitor patients adequately during and after treatment.

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

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the SPEAR T-cell’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. In relation to our NY-ESO SPEAR T-cell in synovial sarcoma, the FDA has requested certain additional information be made available as part of the Company’s application to conduct a pivotal study in synovial sarcoma, including a requirement to assess comparability between the manufacturing process used for the initial synovial sarcoma trials and the commercial-ready manufacturing process intended to be used in pivotal trials. The FDA has also recommended that the Company file a Special Protocol Assessment, or SPA, in relation to the design of the pivotal study.  Such requirements and requests for additional information will delay the start of the pivotal trial by at least six months and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any pivotal trial.

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

The regulatory approval process and the amount of time it takes us to obtain regulatory approvals for our SPEAR T-cells will depend on the data that are obtained in our ongoing clinical trials and in one or more future registration or pivotal clinical trials. We may attempt to seek approval on a per indication basis for our SPEAR T-cells on the basis of a single pivotal trial. While the FDA requires in most cases two adequate and well-controlled pivotal clinical trials to demonstrate the efficacy of a product candidate, a single pivotal trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Depending on the data we obtain, the FDA or other regulatory authorities may require additional clinical trials to be carried out or further patients to be treated prior to the granting of any regulatory approval for marketing of our SPEAR T-cells. It is difficult for us to predict with such a novel technology exactly what will be required by the regulatory authorities in order to take our SPEAR T-cells to market or the timeframes under which the relevant regulatory approvals can be obtained.

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

We may also seek accelerated approval under the FDA’s fast track and accelerated approval programs, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs granted accelerated approval, post-marketing confirmatory trials have been required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. Moreover, the FDA may withdraw approval of our SPEAR T-cell or indication approved under the accelerated approval pathway if, for example:

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

Orphan drug designation for the company’s NY-ESO SPEAR T-cell for the treatment of soft tissue sarcoma, a solid tumor cancer has also been granted by the European Union. Orphan drug designation provides certain regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, and where no satisfactory treatment is available. The designation provides incentives for companies seeking protocol assistance and scientific advice from the EMA during the product development phase and a 10-year period of marketing exclusivity in the European Union following product approval.

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

In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a SPEAR T-cell. In addition, market acceptance and sales of our SPEAR T-cells will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for our SPEAR T-cells and may be affected by existing and future health care reform measures.

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

GSK and Novartis have publicly announced that Novartis has opt-in rights over GSK’s current and future oncology research and development pipeline. As part of that announced transaction, GSK has sold the rights to GSK’s marketed oncology portfolio, related R&D activities and the AKT Inhibitors currently in development. GSK has also agreed to grant Novartis preferred partner rights for co-development and commercialization of GSK’s current and future oncology pipeline products for a period of 12.5 years from completion of the applicable transactions between GSK and Novartis. The relevant agreement grants Novartis a right of first negotiation over the co-development or commercialization of any GSK “Relevant Development Product” in a major market. A “Relevant Development Product” as defined in the public announcement is a product in development for the treatment, palliation, diagnosis or prevention of all cancers, including immunology, epigenetics and treatment of solid or hematologic tumors (excluding in all cases, vaccines). The right of first negotiation also lasts for 12.5 years from completion of the applicable transactions between GSK and Novartis and according to the public announcement applies where GSK decides to seek a third party partner for co-development or commercialization of, or to whom to divest rights to, a Relevant Development Product in a global or major market or where GSK proposes to seek a marketing authorization for a Relevant Development Product in a major market.

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

In June 2016, we entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025. Under the supply agreement we are required to purchase our requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of 5 years and there are also minimum purchasing obligations. Despite having negotiated this supply agreement there is no certainty that ThermoFisher will be able to continue to supply the Dynabeads® CD3/CD28 technology at the times or at the levels we require or that facilities used by ThermoFisher for the manufacture and supply of the Dynabeads® CD3/CD28 technology will continue to be available to us which could impact the timing of supply of SPEAR T-cells or ability to manufacture SPEAR T-cells.

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

If the supply agreements with ThermoFisher is terminated or Thermofisher is unable to supply the Dynabeads® CD3/CD28 technology for any reason, an alternative source may be difficult to find or more expensive, which may delay timeframes either for clinical programs or ultimately commercial supply of our SPEAR T-cells. A requirement to identify an alternative source may also require a change in our regulatory application or additional regulatory testing to ensure that any alternative source is comparable and does not present any additional risk which could also result in our program experiencing delays and increased costs.

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

We currently rely on outside contract manufacturing organizations (“CMOs”) to manufacture, supply and process our SPEAR T-cells. If one or more of these CMOs become unable or unwilling to continue to manufacture our engineered SPEAR T-cells (including any raw or intermediate material required for the manufacture of our end engineered SPEAR T-cell therapy) in the future, we may be forced to find an alternative third-party manufacturer, which we may not be able to do on commercially reasonable terms, if at all. Failure to identify a suitable alternative manufacturer could impact our business, financial condition or results of operations.

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

•                      We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.

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

•                  Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our SPEAR T-cells. In addition contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.

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

Certain raw materials or precursor materials used in the manufacture and supply of our SPEAR T-cells may come from sole source or limited source suppliers. For example, there are currently a limited number of third party manufacturers within the United States that can supply us with our lentiviral delivery vector, Thermofisher is currently the only supplier of the Dynabeads® CD3/CD28 technology and PCT is currently the only manufacturer of our end SPEAR T-cell therapy.  Should such suppliers be unable to supply or manufacture such raw materials or precursor materials either at all or within required timescales we may be unable to supply our SPEAR T-cells or such supply may be significantly delayed.  Inability to obtain such raw materials or precursor materials may also necessitate changes in the manufacturing process used for supply of our SPEAR T-cells. Such changes to the manufacturing process may need to be developed internally or by a third party and may also require additional regulatory approvals to be obtained before they can be used for the manufacture and supply of our SPEAR T-cells for clinical trials.

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

We have a shared development history with Immunocore, and as a result jointly-own certainly intellectual property rights which are required for our ongoing business.

Our TCR technology was originally developed by Avidex, which was subsequently acquired by Medigene in 2006. We were formed as a new, separate company and licensed our TCR technology for T-cell therapy from Medigene in July 2008. Immunocore was subsequently formed as a new separate company and acquired the TCR technology for soluble TCRs from Medigene later in 2008 to develop soluble TCR proteins. Immunocore currently owns approximately 6.35% of the ordinary shares in Adaptimmune. Two of our directors, Ian Laing and Jonathan Knowles, our chairman, also serve on the board of Immunocore, of which Dr. Knowles is also chairman. However, as previously announced, Mr. Laing and Dr. Knowles will stand down from the Company’s Board on December 31, 2016, and Mr. David Mott’s appointment as Board Chairman under a planned transition will become effective on January 1, 2017. Consequently, effective from January 1, 2017, there will no longer be any board overlap between the companies. Three of our greater than 5% ordinary shareholders, Nicholas Cross, Ian Laing and George Robinson, are significant shareholders in, and are directors of, Immunocore. Our scientific founder and advisor, Bent Jakobsen, is also an employee of Immunocore.

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

We have recently agreed with Immunocore the mutual termination of our collaboration agreement regarding target identification and T-cell cloning which provides joint access to all currently identified peptide targets and the use of Immunocore employees in conducting such identification. The agreement will terminate on March 1, 2017. We have also implemented our own T-cell cloning and target identification capabilities and therefore there is no further need for a collaboration with Immunocore regarding target identification or T-cell cloning. Under the terms of the terminated target collaboration agreement, we will continue to share the database of identified targets with Immunocore which resulted from the joint target identification efforts under the agreement. The contents of this target database are highly confidential and if disclosed to a third party, either as a result of a breach of the confidentiality terms between us and Immunocore or through a change of control in Immunocore, our business could be adversely impacted.

In addition, many of the patents relating to our underlying core technology in TCR engineering, are co-owned by us and Immunocore pursuant to a separate assignment and license agreement. Under this agreement, each of Immunocore and Adaptimmune utilize the jointly owned patents and know-how, with Adaptimmune focused on the treatment of patients with engineered SPEAR T-cells and Immunocore focused on the treatment of patients with soluble TCRs. Under the agreement, each of Immunocore and Adaptimmune grants the other an exclusive, royalty-free, irrevocable license, with the right to sub-license, to certain jointly owned patents and know-how. However, there is the potential that Immunocore could develop a soluble TCR product targeting the same cancer target that one of our SPEAR T-cells is targeting, and therefore compete directly with us.

We occupy a significant proportion of our corporate headquarters at Milton Park, Oxfordshire, United Kingdom, where we conduct most of our operations, including our in-house research and laboratory facilities, under subleases from Immunocore. These subleases contain rolling mutual break option provisions that could be effective from June 1, 2017 onwards, on service of six months’ prior notice. In September 2015, we entered into an agreement directly with the owner of Milton Park for the construction and lease of a new approximately 67,000 square foot laboratory and office building and in October 2016, we entered into the lease of  that building upon completion of construction. We also have a transitional services agreement with Immunocore which provides for certain limited ongoing services between the two companies. If our relationship with Immunocore deteriorated, whether as a result of a change at that company or due to external events affecting Immunocore, then notwithstanding our additional building, our relationship with Immunocore as our current landlord could be adversely affected.

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

Some of the materials used in the manufacture and processing of our SPEAR T-cells may only be supplied by one or a few vendors, which means that, should those vendors be unable to supply, for whatever reason, our ability to manufacture SPEAR T-cells and progress SPEAR T-cells through clinical trials could be severely impacted and result in additional delays. Such failure to supply could also impact other supply relationships with other third parties and potentially result in additional payments being made or required in relation to such delays. In addition, where any raw material or precursor material (including, for example, lentiviral delivery vector, medium or other essential raw material) is currently supplied by one or a few vendors, replacing such raw material or precursor or finding alternative vendors may not be possible or may significantly impact on the timescales for manufacture and supply of our SPEAR T-cells. Even where alternative materials or precursors or alternative vendors are identified, such alternative materials, precursors or vendors will need to be properly assessed, validated and qualified and additional regulatory approvals may also need to be obtained all of which could result in significant delays to the supply of our SPEAR T-cells or an inability to supply SPEAR T-cells within anticipated timescales, if at all.

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

We have identified three third party European patent applications which relate to high affinity TCR proteins and methods. Two of these patent applications have been amended and the claims are not relevant to our SPEAR T-cell technology. The final application includes broad claims which we do not currently perceive as relevant to our business. We have previously filed third party observations in relation to these claims and have recently filed further third party observations arguing on the basis of lack of support, lack of clarity, disallowed added matter, non-entitlement to priority, and lack of inventive step. Should these patent applications proceed to grant in Europe with claims of broad scope, we may need to consider filing Opposition proceedings against the grant of the European patents at the European Patent Office and/or filing for revocation of the national patents derived from the European patents before relevant national patent offices and/or courts.

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

As of September 30, 2016, we had 284 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We also rely on third parties to provide certain of our manufacturing and quality capabilities. See “Risks Related to Our Reliance Upon Third Parties.”

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

In particular, we face competition from chimeric antigen receptor T-cell, or CAR-T, technologies from companies such as Novartis AG/University of Pennsylvania, Kite Pharma, Inc./Amgen Inc./National Cancer Institute, bluebird bio, Inc./Celgene Corporation/Baylor College of Medicine, Intrexon Corporation/Ziopharm Oncology, Inc./MD Anderson Cancer Center, Juno Therapeutics, Inc./Celgene Corporation/Fred Hutchinson Cancer Research Center/Memorial Sloan Kettering Cancer Center, Cellectis SA/Pfizer Inc./Servier Laboratories and Bellicum Pharmaceuticals Inc. In the TCR space, we face competition from Juno Therapeutics, Inc., Kite Pharma, Inc., Medigene AG, Bellicum Pharmaceuticals Inc, Cell Therapy TCR Ltd. and Takara Bio, Inc. Kite Pharma has a murine derived TCR product in pre-clinical development targeting NY-ESO-1 and Takara Bio have TCR product candidates in early clinical studies targeting NY-ESO-1 and MAGE-A4. Should Kite Pharma, Takara Bio or any of our other competitors be successful in advancing a TCR product targeting NY-ESO-1 through development, our ability to develop and advance our NY-ESO SPEAR T-cell could be adversely affected. We may also face competition from other non-TCR and non-cell based treatments such as antibody and check point inhibitor therapies offered by companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding Ltd. Even if we obtain regulatory approval for our SPEAR T-cells, we may not be the first to market, which could affect both demand for and price of our SPEAR T-cells.

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

On June 23, 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.  In addition, currency exchange rates in the pounds sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments.  Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results which may affect the market price of our ADSs.

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

We also entered into a registration rights agreement on February 23, 2015, pursuant to which we have agreed, under certain circumstances, to file a registration statement to register the resale of the shares held by certain of our existing shareholders, as well as to cooperate in certain public offerings of such shares. In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of September 30, 2016, an aggregate of 15,564,948 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise future capital.

Our decision to report under the regime applicable to U.S. domestic issuers earlier than required will lead to higher legal, accounting and other related expenses than we incurred when we reported as a foreign private issuer.

We have determined that we do not qualify as a foreign private issuer as of the last business day of our second fiscal quarter and as a result we would be required to use the forms and follow the reporting requirements for a U.S. domestic issuer beginning on the first day of our next fiscal year which is January 1, 2017.  However, we decided to voluntarily switch to the U.S. domestic issuer forms effective from January 1, 2016 and also changed our fiscal year to a calendar year, all with the goals of aligning our fiscal reporting more closely with comparable companies in the industry which use calendar years, report under U.S. GAAP and generally file on the U.S. domestic forms.  We have incurred and expect to continue to incur significant legal, accounting and other expenses as we adjust to reporting in U.S. dollars and under U.S. GAAP and follow the form and substantive accounting and disclosure requirements applicable to U.S. domestic issuers.  As a result, we believe that our decision to report under the regime applicable to U.S. domestic issuers earlier than required will further increase our legal, accounting and other related expenses.

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

10.1*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and David M. Mott (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 12, 2016).

10.2*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and Lawrence M. Alleva (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on August 12, 2016).

10.3*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and Ali Behbahani (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on August 12, 2016).

10.4*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and Ian M. Laing (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on August 12, 2016).

10.5*

Letter of Appointment, dated August 9, 2016 and effective August 11 2016, between the Company and Elliott Sigal (incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the SEC on August 12, 2016).

10.6*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and Peter Thompson (incorporated by reference to Exhibit 10.6 to our Form 8-K filed with the SEC on August 12, 2016).

10.7**	Letter of Appointment, dated October 26, 2016 and effective November 1, 2016, between the Company and Giles Kerr.

10.8**	Letter of Appointment, dated November 7, 2016 and effective November 14, 2016, between the Company and Tal Zaks.

10.9**	First Amendment to Employment Agreement, dated September 6, 2016 and effective April 6, 2015, between Adaptimmune LLC and Adrian Rawcliffe.

10.10**†	Services Agreement, dated September 13, 2016, by and between Adaptimmune Limited and PCT, LLC.

10.11**†	Strategic Alliance Agreement, dated September 23, 2016, by and between Adaptimmune LLC and The University Of Texas M.D. Anderson Cancer Center.

10.12**

Lease, dated October 24, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, Adaptimmune Limited and Adaptimmune Therapeutics plc relating to 60 Jubilee Avenue Milton Park.

10.13**†	Clinical Trial Collaboration and Supply Agreement, dated October 27, 2016, by and between Merck Sharp & Dohme B.V. and Adaptimmune Limited.

10.14**

Letter, dated September 12, 2016, and effective November 8, 2016, between the Company and Immunocore Limited recording mutual agreement to terminate target collaboration agreement with termination effective on March 1, 2017.

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

*                                         Previously filed.

**                                  Filed herewith.

†                                         Confidential treatment requested by the Company as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

November 10, 2016	/s/ James Noble
James Noble
Chief Executive Officer

November 10, 2016	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer