Form 10-Q/A
period 2016-09-30
Adaptimmune Therapeutics PLC
filed 2017-04-06
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of April 5, 2017 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 560,976,430.

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of Adaptimmune Therapeutics PLC (the “Company”) for the period ended September 30, 2016, as filed with the Securities and Exchange Commission (“the Commission”) on November 10, 2016 (the “Form 10-Q”).

This Amendment is an exhibit-only filing solely for the purpose of filing revised Exhibit 10.11 and revised Exhibit 10.13 in connection with the the confidential treatment process.  No revisions are being made to the Company’s financials statements and this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

2

Table of Contents

PART II — OTHER INFORMATION

Exhibits

3

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

10.7*	Letter of Appointment, dated October 26, 2016 and effective November 1, 2016, between the Company and Giles Kerr.

10.8*	Letter of Appointment, dated November 7, 2016 and effective November 14, 2016, between the Company and Tal Zaks.

10.9*	First Amendment to Employment Agreement, dated September 6, 2016 and effective April 6, 2015, between Adaptimmune LLC and Adrian Rawcliffe.

10.10*†	Services Agreement, dated September 13, 2016, by and between Adaptimmune Limited and PCT, LLC.

10.11**†	Strategic Alliance Agreement, dated September 23, 2016, by and between Adaptimmune LLC and The University Of Texas M.D. Anderson Cancer Center.

10.12*

Lease, dated October 24, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, Adaptimmune Limited and Adaptimmune Therapeutics plc relating to 60 Jubilee Avenue Milton Park.

10.13**†	Clinical Trial Collaboration and Supply Agreement, dated October 27, 2016, by and between Merck Sharp & Dohme B.V. and Adaptimmune Limited.

10.14*

Letter, dated September 12, 2016, and effective November 8, 2016, between the Company and Immunocore Limited recording mutual agreement to terminate target collaboration agreement with termination effective on March 1, 2017.

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ADAPTIMMUNE THERAPEUTICS PLC

April 6, 2017	/s/ James Noble
James Noble
Chief Executive Officer

April 6, 2017	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer