Form 10-Q
period 2017-03-31
Adaptimmune Therapeutics PLC
filed 2017-05-10
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exhcnage Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 8, 2017 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 560,976,430.

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

Additional factors that could cause actual results, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A in this Quarterly Report and in our other filings with the Securities and Exchange Commission (the “SEC”). Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Quarterly Report not to occur. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only at the date they were made, and we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our future results may differ materially from those expressed in these estimates and forward-looking statements. In light of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Quarterly Report might not occur, and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, inclusive of, but not limited to, the factors mentioned above. Because of these uncertainties, you should not make any investment decision based on these estimates and forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$170,559	$158,779
Short-term deposits	33,114	22,694
Accounts receivable, net of allowance for doubtful accounts of $- and $-	107	1,480
Other current assets and prepaid expenses (including current portion of clinical materials)	19,152	15,798
Total current assets	222,932	198,751

Restricted cash	4,049	4,017
Clinical materials	2,597	2,580
Property, plant and equipment, net	35,092	27,899
Intangibles, net	1,310	1,268

Total assets	$265,980	$234,515

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts due to related parties of $247 and $326)	$5,177	$11,350
Accrued expenses and other accrued liabilities (including amounts due to related parties of $1 and $39)	15,110	17,528
Deferred revenue	11,625	11,392
Total current liabilities	31,912	40,270

Deferred revenue, non-current	22,394	24,962
Other liabilities, non-current	3,348	3,141

Total liabilities	57,654	68,373

Contingencies and commitments — Note 8

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 574,711,900 authorized and 518,976,430 issued and outstanding (2016: 574,711,900 authorized and 424,775,092 issued and outstanding)	801	683
Additional paid in capital	405,165	341,200
Accumulated other comprehensive loss	(14,366)	(14,249)
Accumulated deficit	(183,274)	(161,492)
Total stockholders’ equity	208,326	166,142

Total liabilities and stockholders’ equity	$265,980	$234,515

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016

Revenue	$2,857	2,918
Operating expenses
Research and development	(18,615)	(14,476)
General and administrative	(6,463)	(5,267)
Total operating expenses (including purchases from related parties, net of reimbursements of $536 and $780)	(25,078)	(19,743)
Operating loss	(22,221)	(16,825)
Interest income	240	259
Other income, net	430	1,049
Loss before income taxes	(21,551)	(15,517)
Income taxes	(231)	(59)
Net loss attributable to ordinary shareholders	$(21,782)	$(15,576)

Net loss per ordinary share basic and diluted (Note 4)	$(0.05)	$(0.04)

Weighted average shares outstanding, basic and diluted	428,961,818	424,711,900

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended March 31,
	2017	2016

Net loss	$(21,782)	$(15,576)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $- and $-)	(117)	(2,545)

Total comprehensive loss for the period	$(21,899)	$(18,121)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(21,782)	$(15,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	986	707
Amortization	60	38
Share-based compensation expense	2,686	2,074
Unrealized foreign exchange gains	(52)	(1,608)
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(1,813)	(489)
(Increase) decrease in non-current operating assets	(17)	1,835
Decrease in payables and deferred revenue	(8,507)	(5,660)
Net cash used in operating activities	(28,439)	(18,679)

Cash flows from investing activities
Acquisition of property, plant and equipment	(12,249)	(1,708)
Acquisition of intangibles	(242)	(861)
Maturity of short-term deposits	7,854	7,993
Investment in short-term deposits	(18,000)	(15,988)
Net cash used in investing activities	(22,637)	(10,564)

Cash flows from financing activities
Proceeds from issuance of common stock in public offering, after issue costs of $4,544	61,397	—
Net cash provided by financing activities	61,397	—

Effect of currency exchange rate changes on cash and cash equivalents	1,491	(1,349)
Net increase (decrease) in cash and cash equivalents	11,812	(30,592)
Cash, cash equivalents and restricted cash at start of period	162,796	198,771
Cash, cash equivalents and restricted cash at end of period	$174,608	168,179

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 101 Park Drive, Milton Park, Abingdon, Oxfordshire, OX14 4RY, United Kingdom.  Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company focused on novel cancer immunotherapy products based on its proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform. The Company has developed a comprehensive proprietary platform that enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce TCR therapeutic candidates for administration to patients. The Company engineers TCRs to increase their affinity to cancer specific peptides in order to destroy cancer cells in patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical trials, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $183.3 million as of March 31, 2017.

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

The unaudited condensed interim financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2017 (the “Annual Report”).  The balance sheet as of December 31, 2016 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(c)                        Going concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued, including:

a.         The Company’s current financial condition, including its liquidity sources;

b.         The Company’s conditional and unconditional obligations due or anticipated within one year;

c.          The funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows; and

d.         Other conditions and events, when considered in conjunction with the above that may adversely affect the Company’s ability to meet its obligations.

(d)                       Reclassification

The Company has reclassified certain amounts between research and development and general and administrative expenses in prior periods to conform the presentation to the current period due to misclassification errors.  Specifically in the three months ended March 31, 2017, legal expenses relating to patents of $62,000 have been reclassified from research and development expenses to general administrative expenses and certain property and insurance costs relating to research and development facilities of $650,000 have been reclassified from general and administrative expenses to research and development expenses.

The Company has assessed the materiality of the classification errors in the prior period in accordance with the SEC’s guidance on assessing materiality, Staff Accounting Bulletin No. 99, Materiality, and determined that the errors are quantitatively and qualitatively not material.

The operating expenses for comparative periods as previously reported and as presented after the reclassifications are as follows (in thousands):

	Three months ended March 31, 2016
	As previously reported	After reclassification
Research and development	$13,888	$14,476
General and administrative	5,855	5,267
Total operating expenses	$19,743	$19,743

(e)                        Cash, cash equivalents and restricted cash

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

	March 31, 2017	March 31, 2016

Cash and cash equivalents	$170,559	$163,766
Restricted cash	4,049	4,413
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$174,608	$168,179

(f)                         Related parties

Adaptimmune and Immunocore Limited (“Immunocore”) have a shared history and an overlap in shareholder base. The Company has historically entered into several agreements with Immunocore regarding the shared use of certain services including licensing and research collaboration. The Company believes its agreements are structured on an arm’s length basis.

During the periods presented Immunocore has invoiced the Company in respect of services provided under a target collaboration agreement (under which certain target identification services were provided by Immunocore), which terminated on March 1, 2017, costs related to joint patents and in respect of property rent.

(g)           New accounting pronouncements

Adopted in the period

Intra-Entity Transfers of Assets Other Than Inventory

The Company has adopted Accounting Standards Update (“ASU”) ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory issued by the Financial Accounting Standards Board (“FASB”) in October 2016, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance has been adopted on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption prospectively to all arrangements entered into or materially modified after January 1, 2017.  The adoption of this guidance did not have any impact on the financial position, results of operations or cash flows.

To be adopted in future periods

Revenue from contracts with customers

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”) which requires a new approach to revenue recognition and in March, April, May and December 2016, the FASB issued additional clarification related to this guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

The Company is in the process of assessing the impact of the guidance as it relates to its collaboration and license agreement with GSK (the “GSK Collaboration and License Arrangement”).  The Company’s preliminary assessment is substantially complete but there are several complex issues that are being considered.  Once these issues are resolved, the Company will determine the transition method which will be applied and evaluate the disclosure requirements. The adoption of ASU 2014-09 may have a material effect on the Company’s financial statements but the quantitative effect cannot be reasonably estimated at this time. The Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its assessment.

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

Note 3 — Revenue

The revenue recognized to date relates to the upfront fee and non-substantive development milestone payments received under the GSK Collaboration and License Agreement, which are being recognized in revenue using the proportional performance model systematically over the period in which the Company is delivering services under the GSK Collaboration and License Agreement, which is determined to be the period until GSK’s option to obtain licenses expires.

Note 4 — Loss per share

The effect of 67,828,170 and 44,159,031 options over ordinary shares, which are potentially dilutive equity instruments, have been excluded from the diluted loss per share calculation for the three months ended March 31, 2017 and 2016, respectively, because they would have an antidilutive effect on the loss per share for the period.

Note 5 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Computer equipment	$2,087	$1,904
Laboratory equipment	12,429	11,423
Office equipment	294	265
Leasehold improvements	8,271	4,498
Assets under construction	17,580	14,332
	40,661	32,422
Less accumulated depreciation	(5,569)	(4,523)
	$35,092	$27,899

Depreciation expense for the three months ended March 31, 2017 and March 31, 2016 was $986,000 and $707,000, respectively.

Note 6 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Acquired software licenses	$1,414	$1,310
Licensed IP rights — completed technology used in research and development	185	183
	1,599	1,493
Less accumulated amortization	(289)	(225)
	$1,310	$1,268

Amortization expense for the three months ended March 31, 2017 and March 31, 2016 was $60,000 and $38,000 respectively.

Note 7 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016

Accrued clinical and development expenses	$5,373	$4,938
Accrued employee compensation and benefits payable	2,767	4,539
Accrued capital expenditure	4,190	3,954
Value added tax (VAT)	—	2,014
Other accrued purchases	1,498	1,003
Other current liabilities	1,282	1,080
	$15,110	$17,528

The Company typically has a receivable for VAT.  At December 31, 2016 there was a VAT payable due to VAT arising on the milestone payments invoiced to GSK in 2016.  There were no milestone payments invoiced to GSK in the three months ended March 31, 2017 and therefore no VAT payable at March 31, 2017.

Note 8 — Contingencies and commitments

Leases

Future minimum lease payments under operating leases at March 31, 2017 are presented below (in thousands):

March 31, 2017
2017	$1,794
2018	2,776
2019	3,389
2020	3,271
2021	3,155
Thereafter	17,843
$32,228

The Company leases property under operating leases expiring through 2027. Lease expenses amounted to $1,027,000 and $425,000 for the three months ended March 31, 2017 and 2016, respectively, which is included within research and development and general and administrative expenses in the Company’s unaudited consolidated statement of operations.

Capital commitments

At March 31, 2017, the Company had commitments for capital expenditure totaling $5,579,000, which the Company expects to incur within one year.

Commitments for clinical materials, clinical trials and contract manufacturing

At March 31, 2017, the Company had non-cancellable commitments for purchase of clinical materials, executing and administering clinical trials, and for contract manufacturing of $68,278,000, of which the Company expects to pay $42,964,000 within one year, $18,846,000 in one to three years, $5,240,000 in three to five years, and $1,228,000 after five years.  The timing of these payments vary depending on the rate of progress of development and clinical trial enrollment rates. Our subcontracted costs for clinical trials and contract manufacturing were $7,705,000 and $3,553,000 for the three months ended March 31, 2017 and 2016, respectively.

Bellicum Pharmaceuticals Inc, Co-Development and Co-Commercialization Agreement

On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement with Bellicum Pharmaceuticals, Inc. (“Bellicum”) in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T-cell therapies.

Under the agreement, the Company will evaluate Bellicum’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with our SPEAR T-cells for the potential to create enhanced T-cell therapeutics. Depending on results of the initial preclinical proof-of-concept phase, the agreement may progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies.  During the proof of concept phase, each party bears its own costs and there are no payments made between the Company and Bellicum.  Any research and development costs incurred by the Company with third parties have been accounted for in accordance with the Company’s accounting policy for research and development expenses.

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

Merck Combination Agreement

On October 27, 2016, the Company entered into a clinical trial collaboration agreement with Merck & Co., Inc (“Merck”) (known as MSD outside the United States and Canada), for the assessment of our NY-ESO SPEAR T-cell therapy in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab), in patients with multiple myeloma. Under the terms of the agreement, each of Merck and the Company will manufacture and supply its relevant compound for use in the combination study. Each of the Company and Merck are responsible for their own costs incurred in the performance of obligations under the agreement. Any research and development costs incurred by the Company with third parties have been accounted for in accordance with the Company’s accounting policy for research and development expenses. The agreement will last until the earlier of delivery of the final study report or study completion. Either party may terminate the agreement for material breach, patient safety, regulatory action preventing supply of compound or withdrawal of regulatory approval for one of the combination study compounds. Merck may also terminate the agreement where it believes its compound is being used in an unsafe manner.

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

Under the terms of the alliance agreement, the Company has committed funding of at least $19,644,000 to fund studies under the alliance agreement. Payment of this funding is contingent on mutual agreement to study orders, in order for any study to be included under the alliance, and the performance of set milestones by MD Anderson.  The Company made an upfront payment of $3,412,000 to MD Anderson in the three months ended March 31, 2017 and will make further payments to MD Anderson as certain milestones are achieved.   These costs will be expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Universal Cells Research, Collaboration and License Agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2.5 million to Universal Cells in November 2015, a milestone payment of $3.0 million in February 2016 and a further milestone payment of $0.5 million in March 2017.  Further milestone payments of up to $43.5 million are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.  The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

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

Note 9 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (thousands):

	Three months ended March 31,
	2017	2016

Research and development	$1,359	$893
General and administrative	1,327	1,181
	$2,686	$2,074

There were 18,950,976 and 13,575,554 options over ordinary shares granted in the three months ended March 31, 2017 and 2016, respectively.  The weighted average fair value of stock options granted in the three months ended March 31, 2017 and March 31, 2016 was $0.34 and $0.89, respectively.

At March 31, 2017, there were 3,224,600 share options granted to nonemployees outstanding.  The total share based compensation relating to these options was an expense of $205,000 and a benefit of $314,000 in the three months ended March 31, 2017 and 2016, respectively.

Note 10 — Shareholders’ equity

Follow-on public offering

On March 27, 2017, the Company completed an underwritten public offering of the Company’s American Depositary Shares (“ADSs”). The Company sold 15,700,223 ADSs (representing 94,201,338 ordinary shares) at a price to the public of $4.20 per ADS.  The net proceeds were $61,397,000 after deducting offering expenses of $4,544,000.

Note 11 — Subsequent events

On April 10, 2017, the Company completed a registered direct offering of the Company’s ADSs following its entry into a definitive agreement with Matrix Capital Management Company, LP. The Company sold 7,000,000 ADSs (representing to 42,000,000 ordinary shares) at a price of $6.00 per ADS.  The net proceeds were $41,765,000 after deducting offering expenses of $235,000.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included elsewhere in this report and the Company’s consolidated financial statements and accompanying notes included within the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2017 (our “Annual Report”).

We are a clinical-stage biopharmaceutical company focused on novel cancer immunotherapy products based on its proprietary SPEAR T-cell platform. We have developed a comprehensive proprietary platform that enables us to identify cancer targets, find and genetically engineer TCRs, and produce TCR therapeutic candidates for administration to patients. We engineer TCRs to increase their affinity to cancer specific peptides in order to destroy cancer cells in patients.

Update on Clinical Pipeline Progress

We have Phase 1/2 clinical trials ongoing with our NY-ESO and MAGE-A10 SPEAR T-cells and during 2016 opened two additional INDs for our AFP and MAGE-A4 SPEAR T-cells. Our NY-ESO SPEAR T-cell has shown promising initial results in clinical trials with a 50% response rate and 18-month median survival rate reported in synovial sarcoma (a solid tumor) and a 91%  response rate at day 100 post autologous stem cell transplant (“ASCT”) previously reported in multiple myeloma. The NY-ESO SPEAR T-cell has shown a promising tolerability profile to date in all clinical trials.  Our NY-ESO SPEAR T-cell therapy has breakthrough therapy designation in the United States and has also received orphan drug designation from the U.S. Food and Drug Administration (“FDA”), and European Commission for the treatment of soft tissue sarcoma. The European Medicines Agency (“EMA”) has also granted PRIME regulatory access for our NY-ESO SPEAR T-cell therapy for the synovial sarcoma indication. We expect further clinical data during the remainder of 2017 and 2018 from studies ongoing with all of SPEAR T-cells..

Our NY-ESO SPEAR T-cell Therapy

Our first SPEAR T-cell targets the NY-ESO-1 and LAGE-1a target peptides and is currently in clinical trials in the United States. Phase 1/2 studies are ongoing in synovial sarcoma, myxoid round cell liposarcoma (“MRCLS”), non-small cell lung cancer (“NSCLC”) and ovarian cancer indications. GlaxoSmithKline, (“GSK”), has an exclusive option over our NY-ESO SPEAR T-cell program.

Our NY-ESO SPEAR T-cell therapy has received orphan drug designation from the FDA and European Commission for the treatment of soft tissue sarcoma. The EMA has also granted PRIME regulatory access for the our NY-ESO SPEAR T-cell therapy for the synovial sarcoma indication, and this product has breakthrough designation in the United States. NY-ESO SPEAR T-cells overall continue to demonstrate a generally acceptable benefit:risk profile to date.

As of January 5, 2017, 61 subjects have received NY-ESO SPEAR T-cells in our sponsored studies. The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, cytokine release syndrome (“CRS”), lymphopenia, leukopenia, cough, ALT increased, AST increased, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. For further details on adverse events please see Part II — Item 1A Risk Factors — “Our SPEAR T-cells may have undesirable side effects or have other properties that could halt their clinical development, prevent regulatory approval, limit their commercial potential or otherwise result in significant negative consequences” of our Quarterly Report.

•                  Our Synovial Sarcoma program:

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

•                  Cohort 4 (patients with high NY-ESO-1 antigen expression and lymphodepletion with a modified (lower) dose of cyclophosphamide and fludarabine) — given the lack of response seen in cohort 3, cohort 4 is open and enrolling patients. The cohort has recently been expanded to include an additional five patients.

The current synovial sarcoma trials are also being extended to sites outside of the United States with clinical trial applications approved in both the United Kingdom and Canada.

As of September 30, 2016, our NY-ESO SPEAR T-cells demonstrated a 50% (6/12) response rate in cohort 1 or 60% (6/10) response rate in patients receiving the target cell dose, with a generally manageable safety profile as indicated above. The median survival rate for patients in cohort 1 is approximately 18 months (80 weeks) as of September 30, 2016.

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

•                  Our MRCLS program:

A pilot trial in MRCLS is now active at sites in the United States. Initial data from this trial is expected in late 2017 or early 2018 depending on patient recruitment.

•                  Our Ovarian program:

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

•                  Our Myeloma program:

Enrollment in the myeloma trial (with ASCT) was completed in July 2014. On October 27, 2016, we announced entry into a clinical trial collaboration agreement for the assessment of our NY-ESO SPEAR T-cell in combination with Merck’s anti-programmed death-1 (“PD-1”) inhibitor, KEYTRUDA® (pembrolizumab), in patients with multiple myeloma. The study will evaluate the safety, pharmacodynamics, and preliminary efficacy of the combination, and is planned for initiation during the second half of 2017.

•                 Our NSCLC program:

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

•                 The ATTACK 2 program:

In addition to the above studies which we sponsor, our NY-ESO T-cell therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, the Adoptive Engineered T-cell Targeting to Activate Cancer Killing (“ATTACK 2”) program.

Our MAGE-A10 SPEAR T-cell Therapy

Clinical trials are ongoing in the United States in NSCLC, urothelial, melanoma and head and neck cancers.

•             NSCLC: Enrollment of patients into this program has been challenging.

•             3-tumor trial - The first trial site, MD Anderson, is now active and the trial is currently being initiated at other sites in the United States and Canada.

Initial data from our MAGE-A10 SPEAR T-cell is expected in late 2017 or 2018 depending on patient enrollment.

Our AFP SPEAR T-cell Therapy

An IND for a clinical trial of our AFP SPEAR T-cell in hepatocellular cancer was opened in 2016 and the first site was initiated in May 2017. The Phase 1 clinical trial will include a dose escalation and expansion of a tolerable dose to explore initial evidence of anti-tumor activity.

Our MAGE-A4 SPEAR T-cell Therapy

The FDA has accepted our IND application for autologous genetically modified T-cells expressing an affinity optimized TCR specific for MAGE-A4 in patients with multiple malignant solid tumors. The IND is now active and we are actively working with sites in the United States to get the study started in the first half of 2017. Initial data is anticipated in 2018.

Recent events

On April 10, 2017, we completed a registered direct offering of our American Depositary Shares (“ADSs”) following entry into a definitive agreement with Matrix Capital Management Company, LP. We sold 7,000,000 ADSs (representing 42,000,000 ordinary shares) at a price of $6.00 per ADS.  The net proceeds were $41,765,000, after deducting offering expenses of $235,000.

Significant events in the three months ended March 31, 2017

On March 27, 2017, we completed an underwritten public offering of our ADSs. We sold 15,700,223 ADSs (representing 94,201,338 ordinary shares) at a price to the public of $4.20 per ADS. The net proceeds were $61,397,000, after deducting offering expenses of $4,544,000.

On January 9, 2017, we announced that GSK had nominated a second target, PRAME (preferentially expressed antigen in melanoma), under the GSK Collaboration and License Agreement. We will be responsible for PRAME preclinical TCR development and delivery of the IND package to GSK.

On January 9, 2017, we announced that the FDA has accepted our IND for our MAGE-A4 SPEAR T-cell in patients with multiple malignant solid tumors.

Financial operations overview

Revenue

Revenue represents recognized income from the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement contains the following significant deliverables, which are separate accounting units: (i) the development of, and option to obtain an exclusive license to, our NY-ESO SPEAR T-cells, and (ii) the development of, and option to obtain an exclusive license to a second target, PRAME.   In addition, GSK also has the right to nominate three additional target peptides, excluding those where we have already initiated development of a SPEAR T-cell candidate, which is not considered to be a deliverable at the inception of the arrangement because it represents a substantive option not priced at a significant and incremental discount.  We received an upfront payment of $42.1 million in June 2014 and have achieved various non-substantive development milestones totaling $39.0 million through to December 31, 2016. No milestones were achieved in the three months ended March 31, 2017.  We are entitled to further non-substantive milestone payments based on the achievement of specified development milestones by us.  When, and if, GSK exercises its option to obtain an exclusive license to a target, an option exercise fee will be payable and we will be entitled to further development and commercialization milestone payments based on achievement of specified milestones by GSK. The non-contingent arrangement consideration was allocated between the separate deliverables using our best estimate of the relative selling price. In determining the best estimate, we considered internal pricing objectives it used in negotiating the GSK Collaboration and License Agreement together with internal data regarding the cost of providing services for each deliverable.

In addition to the development milestones, we are entitled to royalties from GSK on all GSK sales of TCR therapeutic products licensed under the agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales. No royalties have been received as of March 31, 2017. Sales milestones also apply once any TCR therapeutic covered by the GSK Collaboration and License Agreement is on the market.

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

In February 2016, the terms of the GSK Collaboration and License Agreement were expanded to accelerate the development of our NY-ESO SPEAR T-cells towards pivotal trials in synovial sarcoma, as well as the exploration of development of NY-ESO SPEAR T-cells in myxoid round-cell liposarcoma. The amendment also provides the opportunity for up to eight combination studies using NY-ESO SPEAR T-cells and increases the potential development milestones that we are eligible to receive.  These development milestones will be allocated to the separate standalone deliverables within the arrangement once the milestone is achieved.

The revenue recognized to date relates to the upfront fee and non-substantive development milestones payments received, which are being recognized in revenue using the proportional performance model systematically over the period in which we are delivering services under the GSK Collaboration and License Agreement, which is determined to be the period until GSK’s option to obtain licenses expires.  We regularly review and monitor the performance of the GSK Collaboration and License Agreement to determine the period over which we will be delivering services to GSK.

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

•                  cost associated with the development of a process to manufacture and supply our lentiviral vector and SPEAR T-cells for use in clinical trials;

•                  cost to develop manufacturing capability at our U.S. facility for manufacture of SPEAR T-cells for use in clinical trials;

•                  costs relating to facilities, materials and equipment used in research and development;

•                  costs of acquired or in-licensed research and development which does not have alternative future use;

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

For further detail please see Part II — Item 1A Risk Factors — Risks Related to the Development of our SPEAR T-cells of our Quarterly Report.

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

We incur losses in the United Kingdom.  No deferred tax assets are recognized on our U.K. losses because there is currently no indication that we shall make sufficient taxable profits to utilize these tax losses.  Unsurrendered tax losses can be carried forward to be offset against future taxable profits. There are accumulated tax loss carry forwards in the United Kingdom amounting to $86.0 million at December 31, 2016.  These tax losses do not expire. However, draft legislation has been published for inclusion in Finance Bill 2017 that would, if enacted, restrict the use of carried forward tax losses from April 1, 2017, such that they would not be available for offset against more than 50% of taxable profits in any accounting period (subject to a £5 million annual allowance).

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

Critical accounting policies and significant judgments and estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.  There has been no change in the accounting policies considered to be critical accounting judgments and estimates.

Results of operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016, together with the changes to those items (in thousands).

	Three months ended March 31,
	2017	2016	Increase/decrease
Revenue	$2,857	$2,918	$(61)	(2)%
Research and development expenses	(18,615)	(14,476)	(4,139)	29%
General and administrative expenses	(6,463)	(5,267)	(1,196)	23%
Total operating expenses	(25,078)	(19,743)	(5,335)	27%
Operating loss	(22,221)	(16,825)	(5,396)	32%
Interest income	240	259	(19)	(7)%
Other income, net	430	1,049	(619)	(59)%
Loss before income taxes	(21,551)	(15,517)	(6,034)	39%
Income taxes	(231)	(59)	(172)	292%
Loss for the period	$(21,782)	$(15,576)	$(6,206)	40%

Revenue

Revenue remained consistent at $2.9 million for the three months ended March 31, 2017 and 2016. Revenue will typically increase in periods when development milestones are achieved. In the three months ended March 31, 2017 and 2016, we did not achieve any development milestones.  Revenue remained consistent because the increase in revenue due to additional amortization of milestones achieved in December 2016 was offset by a decrease in amortization of revenue in the three months ended March 31, 2017 due to the impact of a change in estimate of the period over which revenue is being recognized in June and December 2016, which affects subsequent periods.

Although it is difficult to project the timing of achieving future development deliverables, we expect the revenue for the year ended December 31, 2017 will be higher than the year ended December 31, 2016 due to the potential achievement of development milestones in the period.

Research and Development Expenses

Research and development expenses increased by 29% to $18.6 million for the three months ended March 31, 2017 from $14.5 million for the three months ended March 31, 2016.  Our research and development expenses comprise the following (in thousands):

	Three months ended March 31,
	2017	2016
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$11,251	$9,621
Subcontracted expenditure	7,705	3,553
Share-based compensation expense	1,359	893
Payments for in-process research and development	501	3,000
Reimbursements for research and development tax and expenditure credits	(2,201)	(2,168)
Reimbursements for government grants	—	(423)
	$18,615	$14,476

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $4.1 million for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the following:

•                  an increase of $1.6 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is an increase in the average number of employees engaged in research and development from 187 to 222;

•                  an increase of $4.1 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs, and manufacturing expenses driven by increased recruitment in our clinical trials and an increase in process development relating to manufacturing;

•                  an increase of $0.5 million in share-based compensation expense for nonemployee share options; and

•                  a decrease in reimbursements from government grants of $0.4 million as we did not receive any grant income from the United Kingdom Technology Strategy Board grant after April 1, 2016;

offset by:

•                  a $2.5 million decrease in payments made to Universal Cells for in-process research and development.

Our subcontracted costs for the three months ended March 31, 2017 were $7.7 million, compared to $3.6 million in the same period of 2016, of which $3.6 million related to our NY-ESO SPEAR T-cells, $2.4 million related to process development and the remaining $1.7 million related to other projects, including our MAGE-A10 and AFP SPEAR T-cells.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.  In the year ended December 31, 2017, we plan to increase the number of clinical trials we are running, both in new therapies (including our MAGE-A4 and AFP SPEAR T-cells), existing wholly-owned therapies (MAGE-A10) and as part of the GSK Collaboration and License Agreement for our NY-ESO SPEAR T-cells.  We expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials and develop our manufacturing capablilities at our U.S. facility. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense related to nonemployee option grants will fluctuate in future periods due to changes in the assumptions to the fair value calculation, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at March 31, 2017 would have increased the share-based compensation expense for nonemployee option grants in the three months ended  March 31, 2017 by approximately $32,000.

General and Administrative Expenses

General and administrative expenses increased by 23% to $6.5 million for the three months ended March 31, 2017 from $5.3 million in the same period in 2016.

The net increase of $1.2 million was primarily due to a $1.5 million increase in personnel costs, due to the addition of key management and other professionals to support our growth, offset by a reimbursement of certain equity-related costs of $0.4 million.

We expect that our general and administrative expenses will continue to increase as the Company continues to expand.

Other Income (Expense), Net

Other income, net was $0.4 million for the three months ended March 31, 2017 compared to $1.0 million for the three months ended March 31, 2016.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by our U.K. subsidiary.

Income taxes

Income taxes increased by 292% to $0.2 million for the three months ended March 31, 2017 from $59,000 for the three months  ended March 31, 2016.  Income taxes arise in the United States. and the increase in income taxes is due to an increase in the taxable profits in the United States. as we expand our operations.  We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to March 31, 2017, we have raised:

•                  $368.7 million, net of issue costs, through the issuance of shares, including  $176.0 million raised through our initial public offering in May 2015 and $61.4 million raised through a follow-on public offering in March 2017;

•                  $79.9 million upfront fees and milestones under our GSK Collaboration and License Agreement;

•                  $2.6 million of income in the form of government grants from the United Kingdom; and

•                  $7.2 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

In April 2017, we raised a further $41.8 million in a  registered direct offering.

We use a non-GAAP measure, Total Liquidity Position, which is defined as cash and cash equivalents plus short-term deposits, to evaluate the funds available to us in the near-term. A description of Total Liquidity Position and reconciliation to the most directly comparable U.S. GAAP measure are provided below under “Non-GAAP measures”.

As of March 31, 2017, we had cash and cash equivalents of $170.6 million, in addition to short-term deposits of $33.1 million.  Our Total Liquidity Position as of March 31, 2017 was $203.7 million. We believe that our Total Liquidity Position as of March 31, 2017 combined with the $41.8 million raised in April 2017 will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through late 2019.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2017 and 2016 (in thousands).

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	(28,439)	(18,679)
Net cash used in investing activities	(22,637)	(10,564)
Net cash provided by financing activities	61,397	—
Cash, cash equivalents and restricted cash	174,608	168,179

Operating Activities

Net cash used in operating activities increased by $9.8 million to $28.4 million for the three months ended March 31, 2017 from $18.7 million for the three months ended March 31, 2016. The increase in cash used in operations was primarily the result of an increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses.

Net cash used in operating activities of $28.4 million for the three months ended March 31, 2017 comprised a net loss of $21.8 million and a net cash inflow of $10.3 million from changes in operating assets and liabilities, offset by noncash items of $3.7 million. The noncash items consisted primarily of depreciation expense on plant and equipment of $1.0 million and equity-settled share-based compensation expense of $2.7 million.

Investing Activities

Net cash used in investing activities of $22.6 million and $10.6 million for the three months ended March 31, 2017 and 2016, respectively, included:

•                  purchases of property and equipment of $12.2 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively, which predominately related to the expansion of our laboratory facilities in the United Kingdom and the United States, including establishing our manufacturing capabilities;

•                  acquisition of intangibles of $0.2 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively; and

•                  investment in short-term cash deposits with maturities greater than three months but less than 12 months of $18.0 million and $16.0 million for the three months ended March 31, 2017 and 2016, respectively; offset by

•                  cash inflows from maturity of short-term deposits of $7.9 million and $8.0 million for the three months ended March 31, 2017 and 2016, respectively.

Financing Activities

Net cash from financing activities was $61.4 million and $nil for the three months ended March 31, 2017 and 2016, respectively.  Net cash from financing activities for the three months ended March 31, 2017 consisted of proceeds from a follow-on public offering of ADSs of $61.4 million, after deducting offering expenses of $4.5 million.

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

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$170,559	$158,779
Short-term deposits	33,114	22,694
Total Liquidity Position	$203,673	$181,473

We believe that the presentation of Total Liquidity Position provides useful information to investors because management reviews Total Liquidity Position as part of its management of overall liquidity, financial flexibility, capital structure and leverage.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of March 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)	$32,228	$2,286	$6,530	$6,368	$17,044
Purchase obligations(2)	73,857	48,543	18,846	5,240	1,228
Total contractual cash obligations	$106,085	$50,829	$25,376	$11,608	$18,272

(1)                As of March 31, 2017, operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, U.K. and Philadelphia, U.S.

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

Purchase obligations

On September 26, 2016, the Company announced that it had entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer.  The Company and MD Anderson will collaborate in a number of studies including clinical and preclinical development of Adaptimmune’s SPEAR T-cell therapies targeting NY-ESO, MAGE-A10 and future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the alliance agreement, Adaptimmune has committed funding of at least $19,644,000 to fund studies under the alliance agreement. The Company made an upfront payment of $3,412,000 to MD Anderson in the three months ended March 31, 2017 and will make payments to MD Anderson as certain milestones are achieved. Payment of this funding is contingent on mutual agreement to study orders, in order for any study to be included under the alliance, and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain. These milestones are included within ‘Purchase obligations’ above.

On June 16, 2016, we entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads® CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of our affinity enhanced T-cell therapies.  The supply agreement runs until December 31, 2025. Under the supply agreement, we are required to purchase our requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of five years and there are also minimum purchasing obligations (which have been included in the purchase obligations above). ThermoFisher has the right to terminate the supply agreement for material breach or insolvency.

Other obligations

On November 25, 2015, the Company entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. The Company has paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and a further milestone payment of $0.5 million in March 2017.  The Company will make further payments of up to $43.5 million if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. Future payments are not reflected in the table above because the timing of the payments is uncertain.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk from interest rate fluctuations, capital market fluctuations, and foreign currency exchange rate fluctuations has not materially changed from its exposure as of December 31, 2016, as described in Item 7A of our Annual Report on  Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2017, we were not a party to any material legal proceedings.

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

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our SPEAR T-cells, including engaging in activities to manufacture and supply our SPEAR T-cells for clinical trials in compliance with current good manufacturing practice, or cGMP, conducting clinical trials of our SPEAR T-cells, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells.

For the three months ended March 31, 2017, year ended December 31, 2016, six months ended December 31, 2015 and the years ended June 30, 2015 and 2014, we incurred net losses of $21.8 million, $71.6 million, $23.0 million, $22.1 million, and $11.6 million, respectively. As of March 31, 2017, we had accumulated losses of $183.3 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, successfully achieving GSK milestones and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

As of March 31, 2017, we had $170.6 million of cash and cash equivalents and $33.1 million of short-term deposits. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and short-term deposits together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration, may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

In the USA, some institutional review boards, or IRBs, have requested that the Sponsor obtain Investigational Device Exemptions (IDE) from the FDA for the validated clinical trial assay being used to select patients.  This has delayed the initiation of some sites and limited the ability to obtain high risk biopsies until an IDE has been granted.  Adaptimmune plans to proactively seek IDE for our SPEAR T-cells where appropriate.

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

As of January 5, 2017, 61 subjects have received NY-ESO SPEAR T-cells in Adaptimmune-sponsored studies. The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, CRS, lymphopenia, leukopenia, cough, ALT increased, AST increased, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. Adverse events with severity grade 3 or higher considered by investigators to be at least possibly related and occurring in more than one patient include lymphopenia, leukopenia, anemia, neutropenia, febrile neutropenia, diarrhea, CRS, graft versus host disease (GVHD), hyponatremia, and musculoskeletal chest pain. There has been one report of fatal (grade 5) treatment related to bone marrow failure which was considered related to study treatment by the investigator in the trial. Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure.  Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, dehydration, graft versus host disease, neutropenia, and rash.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, colitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. There have also been reports of serious unexpected adverse reactions considered at least possibly related by investigators in our trials: grade 2 rhabdomyolysis possibly due to breakdown of a myeloma plasmacytoma that was thought to be infiltrating the muscle tissue based on a CT scan; grade 3 dehydration requiring overnight hospital admission; grade 4 supraventricular tachycardia (SVT) in one patient and grade 4 respiratory failure with grade 4 febrile neutropenia in a second patient (this patient recovered from respiratory failure and febrile neutropenia but later experienced fatal bone marrow failure); one case of pre-existing pericardial effusion has been reported and recently there have been reports of a grade 3 thromboembolic event, grade 2 pneumonitis, and grade 2 tumor related chest pain.

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

Transfer of our new process for manufacture of the lentiviral vector used to manufacture our NY-ESO SPEAR T-cells to our third party contract manufacturing organization (“CMO”) has taken substantially longer than originally predicted.  There is no guarantee that such technology will be successfully transferred to such third party CMO in the near term or at all. If such transfer is not possible or fails to generate the required levels of product we may need to source alternative CMOs. Any delay, whether in end T-cell product or vector product will also impact when clinical trials may start. Such failure may also impact our collaboration with GSK and result in GSK not exercising options or not developing any of our additional SPEAR T-cells. Even if we are successful, our manufacturing capabilities could be affected by increased costs, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, which in turn could have a material adverse effect on our business.

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

When we start manufacturing our SPEAR T-cells at our own facility, there is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which the facility is operated. This may result in a delay in our ability to manufacture SPEAR T-cells at our own facility. In addition, once our manufacturing facility is up and running there is no guarantee that any SPEAR T-cells produced in such facility will be able to meet regulatory requirements or that we will be able to recruit sufficient staff to enable manufacture of products within required timescales. Any failure to meet regulatory requirements or produce SPEAR T-cells according to regulatory requirements could result in delays to our clinical programs and may result in withdrawal of regulatory approval for our manufacturing facility.

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

In our NY-ESO SPEAR T-cell trials, CRS has been reported in 13/61 subjects who received NY-ESO SPEAR T-cells as of January 2, 2017. Of these 13 subjects, five subjects have experienced CRS at either Grade 3 or 4 in severity. There have been no reports of severe neurologic effects of CRS and no fatal CRS events. Subjects with more severe symptoms have generally responded to treatment with the anti-IL6R antibody, tocilizumab. All Adaptimmune protocols now allow for use of tocilizumab for treatment of cytokine release syndrome.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

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

Our TCR technology was originally developed by Avidex, which was subsequently acquired by Medigene in 2006. We were formed as a new, separate company and licensed our TCR technology for T-cell therapy from Medigene in July 2008. Immunocore was subsequently formed as a new separate company and acquired the TCR technology for soluble TCRs from Medigene later in 2008 to develop soluble TCR proteins. Immunocore owns ordinary shares in Adaptimmune. Certain of our shareholders also hold shares in Immunocore. Our scientific founder and advisor, Bent Jakobsen, is also an employee of Immunocore.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, James Noble, our Chief Executive Officer, Dr. Helen Tayton-Martin, our Chief Business Officer, Dr. Rafael Amado, our Chief Medical Officer, Dr. Gwendolyn Binder-Scholl, our Chief Technology Officer, and Adrian Rawcliffe, our Chief Financial Officer. We do not hold key-man insurance for our senior managers. In addition, James Noble and Dr. Helen Tayton-Martin, are in a personal relationship. They are our co-founders, two of our most senior executive officers and are a vital part of our business. If the personal relationship ended or they could otherwise not amicably work with each other, one of them may decide to leave us which would materially harm our business.

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

To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees, in the United Kingdom, these employment agreements provide for mutual nine months’ notice periods in the case of Mr. Noble and Dr. Tayton-Martin; mutual three months’ notice periods in the case of senior managers and mutual one month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Dr. Amado, Dr. Binder-Scholl, Mr. Rawcliffe and William Bertrand, our Chief Operating Officer, must provide 60 days’ written notice for termination without cause. This means that any of our employees in the United States, except for Dr. Amado, Dr. Binder-Scholl, Mr. Rawcliffe and Mr.Bertrand, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2017, we had 312 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Expansion of our business has necessitated a move in premises both in the United Kingdom and in the United States. While the move in the United States has occurred, work is still ongoing to enable the operation of these premises as a manufacturing facility. The move in the United Kingdom is due to occur in mid-2017 and will cause interruption to our research and development work, including pre-clinical safety testing. The move requires transfer of all equipment, cell lines, tissues and materials to the new premises and re-validation and calibration of equipment. Any failure to properly validate or calibrate equipment or any destruction of materials transferred to the new premises may result in additional delays to the work carried out in the United Kingdom.

We are intending to open a manufacturing facility of our own which may be delayed or which may result in increased costs being incurred by the company

We are in the process of development of a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, United States. As a company we have never operated our own manufacturing facility or manufactured SPEAR T-cells ourselves. The ability to use the Navy Yard facility for manufacture of our products within a reasonable period of time is dependent on a number of factors including:

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

On June 23, 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. Intention to withdraw from the European Union was provided to the European Council on  March 29, 2017. This notification has triggered a negotiation period for the terms of withdrawal from the European Union that may last for at least two years. The decision to withdraw from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.  In addition, currency exchange rates in the pounds sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments.  Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results which may affect the market price of our ADSs.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2016. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question, and is determined annually.

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

•                  potential acquisitions;

•                  the trading volume of ADSs on Nasdaq Global Select Market, or Nasdaq;

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of March 31, 2017, an aggregate of 22,433,199 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

We incur increased costs as a result of being a public company whose ADSs are publicly traded in the United States and our management must devote substantial time to public company compliance.

As a U.S. public company whose ADSs trade on Nasdaq, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and must comply with the Nasdaq listing requirements and other applicable securities rules and regulations. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted and will adopt additional rules and regulations, such as mandatory “say on pay” voting requirements, that will apply to us when we cease to be an emerging growth company.  We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. To the extent these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business.

In the future, we may not be exempt from various reporting requirements that apply to us as an emerging growth company. For example, while the Sarbanes-Oxley Act currently requires us, among other things, to assess the effectiveness of our internal control over financial reporting annually and to assess the effectiveness of our disclosure controls and procedures quarterly, once we cease to be an emerging growth company our independent registered public accounting firm will be required to attest to and report on the effectiveness of our internal control over financial reporting which will require us to incur substantial accounting expenses and expand significant management time on compliance related issues.

We are an emerging growth company and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our ADSs less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act, and have elected to take advantage of the following provisions of the JOBS Act: the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; not providing all of the compensation disclosure that may be required of non-emerging growth public companies under the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act; not disclosing certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to employee compensation; not complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis and an extended transition period to comply with new or revised accounting standards applicable to public companies). In addition we have elected to take advantage of (1) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (2) exemptions from the requirements of holding a non-binding advisory vote on executive compensation including golden parachute compensation. As a result of these elections, our future financial statements may not be comparable to companies that comply with these obligations and our investors may not have access to certain information they may deem important.

Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting as long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected and may make it more difficult for investors and securities analysts to evaluate our company. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) December 31, 2020, (ii) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our ordinary shares that are held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive, there may be a less active trading market for our ADSs, and the price of our ADSs may be more volatile and may decline.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Section 404(a) of the Sarbanes-Oxley Act, requires that management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act until such time as we are no longer an emerging growth company.

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

ADAPTIMMUNE THERAPEUTICS PLC

May 10, 2017	/s/ James Noble
James Noble
Chief Executive Officer

May 10, 2017	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer