Form 10-Q
period 2017-06-30
Adaptimmune Therapeutics PLC
filed 2017-08-03
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37368

ADAPTIMMUNE THERAPEUTICS PLC

(Exact name of Registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Jubilee Avenue, Milton Park

Abingdon, Oxfordshire OX14 4RX

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 3, 2017 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 561,114,526.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$121,998	$158,779
Short-term deposits	18,000	22,694
Marketable securities - available for sale debt securities	80,023	—
Accounts receivable, net of allowance for doubtful accounts of $- and $-	1,406	1,480
Other current assets and prepaid expenses (including current portion of clinical materials)	16,317	15,798
Total current assets	237,744	198,751

Restricted cash	4,156	4,017
Clinical materials	2,026	2,580
Property, plant and equipment, net	38,922	27,899
Intangibles, net	1,431	1,268

Total assets	284,279	234,515

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts due to related parties of $- and $326)	4,577	11,350
Accrued expenses and other accrued liabilities (including amounts due to related parties of $- and $39)	13,372	17,528
Deferred revenue	12,304	11,392
Total current liabilities	30,253	40,270

Deferred revenue, non-current	20,754	24,962
Other liabilities, non-current	3,777	3,141

Total liabilities	54,784	68,373

Contingencies and commitments — Note 9

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 561,103,126 issued and outstanding (2016: 574,711,900 authorized and 424,775,092 issued and outstanding)	853	683
Additional paid in capital	448,985	341,200
Accumulated other comprehensive loss	(16,854)	(14,249)
Accumulated deficit	(203,489)	(161,492)
Total stockholders’ equity	229,495	166,142

Total liabilities and stockholders’ equity	$284,279	$234,515

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$3,521	$328	$6,378	$3,246
Operating expenses
Research and development	(19,591)	(16,856)	(38,206)	(31,332)
General and administrative	(7,710)	(6,172)	(14,173)	(11,439)
Total operating expenses (including purchases from related parties, net of reimbursements of $178, $536, $780 and $1,329)	(27,301)	(23,028)	(52,379)	(42,771)
Operating loss	(23,780)	(22,700)	(46,001)	(39,525)
Interest income	512	291	752	550
Interest expense	(6)	—	(6)	—
Other income, net	3,224	607	3,654	1,656
Loss before income taxes	(20,050)	(21,802)	(41,601)	(37,319)
Income taxes	(165)	(293)	(396)	(352)
Net loss attributable to ordinary shareholders	$(20,215)	$(22,095)	$(41,997)	$(37,671)

Net loss per ordinary share basic and diluted (Note 4)	$(0.04)	$(0.05)	$(0.09)	$(0.09)

Weighted average shares outstanding, basic and diluted	556,776,430	424,711,900	493,392,465	424,711,900

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(20,215)	$(22,095)	$(41,997)	$(37,671)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $- and $-	(1,192)	(2,327)	(1,309)	(4,872)
Unrealized gains (losses) on available for sale debt securities	(1,296)	—	(1,296)	—

Total comprehensive loss for the period	$(22,703)	$(24,422)	$(44,602)	$(42,543)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

(in thousands, except share data)

				Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid in capital	Accumulated foreign currency translation adjustments	Accumulated unrealized gains (losses) on available for sale debt securities	Accumulated deficit	Total stockholders’ equity
Balance as of 1 January 2017	424,775,092	$683	$341,200	$(14,249)	$—	$(161,492)	$166,142

Net loss						(41,997)	(41,997)
Issuance of common stock	136,201,338	170	102,997				103,167
Issuance of shares upon exercise of stock options	126,696	—	31				31
Other comprehensive loss
Foreign currency translation adjustments				(1,309)			(1,309)
Unrealized losses on available for sale debt securities					(1,296)		(1,296)
Share-based compensation expense			4,757				4,757
Balance as of June 30, 2017	561,103,126	$853	$448,985	$(15,558)	$(1,296)	$(203,489)	$229,495

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(41,997)	$(37,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,023	1,512
Amortization	159	82
Share-based compensation expense	4,757	4,541
Loss on disposal of property, plant and equipment	194	—
Unrealized foreign exchange gains	(3,206)	(2,004)
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	2,301	601
(Increase) decrease in non-current operating assets	(554)	2,041
Decrease in payables and deferred revenue	(10,125)	(4,274)
Net cash used in operating activities	(46,448)	(35,172)

Cash flows from investing activities
Acquisition of property, plant and equipment	(21,188)	(2,910)
Acquisition of intangibles	(266)	(861)
Proceeds from disposal of property, plant and equipment	550	—
Maturity of short-term deposits	22,857	41,661
Investment in short-term deposits	(18,000)	(42,837)
Investment in marketable securities	(79,774)	—
Net cash used in investing activities	(95,821)	(4,947)

Cash flows from financing activities
Proceeds from issuance of common stock, after offering expenses of $4,774	103,167	—
Proceeds from exercise of stock options	31	—
Net cash provided by financing activities	103,198	—

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	2,429	(3,529)
Net decrease in cash and cash equivalents	(36,642)	(43,648)
Cash, cash equivalents and restricted cash at start of period	162,796	198,771
Cash, cash equivalents and restricted cash at end of period	$126,154	$155,123

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom.  Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company focused on novel cancer immunotherapy products based on its proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform. The Company has developed a comprehensive proprietary platform that enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce TCR therapeutic candidates for administration to patients. The Company engineers TCRs to increase their affinity to cancer specific peptides in order to destroy cancer cells in patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $203.5 million as of June 30, 2017.

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

(d)                       Reclassification

The Company has reclassified certain amounts between research and development and general and administrative expenses in prior periods to conform the presentation to the current period due to misclassification errors.  Specifically in the three and six months ended June 30, 2016, legal expenses relating to patents of $87,000 and $149,000 have been reclassified from research and development expenses to general administrative expenses, respectively, and certain property and insurance costs relating to research and development facilities of $724,000 and $1,374,000 have been reclassified from general and administrative expenses to research and development expenses, respectively.

The Company has assessed the materiality of the classification errors in the prior period in accordance with the SEC’s guidance on assessing materiality, Staff Accounting Bulletin No. 99, Materiality, and determined that the errors are quantitatively and qualitatively not material.

The operating expenses for comparative periods as previously reported and as presented after the reclassifications are as follows (in thousands):

	Three months ended June 30, 2016		Six months ended June 30, 2016
	As previously reported	After reclassification	As previously reported	After reclassification
Research and development	$16,219	$16,856	$30,107	$31,332
General and administrative	6,809	6,172	12,664	11,439
Total operating expenses	$23,028	$23,028	$42,771	$42,771

(e)                        Cash, cash equivalents and restricted cash

The Company considers all highly-liquid investments with a maturity at acquisition date of three months or less to be cash equivalents. Cash and cash equivalents comprise cash balances and deposits with maturities of three months or less.  The cash and cash equivalents and short-term deposits are held with multiple banks and we monitor the credit rating of those banks.  The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the U.S. and the UK Government Financial Services Compensation Scheme in the U.K.

The Company’s restricted cash consists of cash providing security for letters of credit in respect of lease agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$121,998	$158,779
Restricted cash	4,156	4,017
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$126,154	$162,796

(f)                         Available-for-sale securities

At June 30, 2017, the Company has the following investments in available-for-sale debt securities, which are categorized as cash equivalents or marketable securities – available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	Maturity	Amortized cost	Gross Unrealized Gains		Gross Unrealized Losses	Foreign currency translation adjustment	Aggregate Estimated Fair Value
Cash equivalents:
Corporate debt securities	Less than 3 months	$2,052	$		$(63)	$62	$2,051
		$2,052		$—	$(63)	$62	$2,051

Marketable securities – available-for-sale debt securities:
Corporate debt securities	3 months to 1 year	$73,601	$		$(1,132)	$1,068	$73,537
Corporate debt securities	1 to 2 years	6,495			(101)	92	6,486
		$80,096		$—	$(1,233)	$1,160	$80,023

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current marketable securities – available-for-sale debt securities based on the maturity dates and management’s intentions.

At June 30, 2017, the Company has classified all of its available-for-sale debt securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities are measured at fair value at each reporting date.  Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses, interest income and amortization of premiums and discounts at acquisition are included in other income (expense), net.  There were no realized gains or losses recognized on the maturity of available-for-sale securities during the three and six months ended June 30, 2017 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period.

At each reporting date, the Company assesses whether each individual investment is impaired, which occurs if the fair value is less than the amortized cost, adjusted for amortization of premiums and discounts at acquisition.  If the investment is impaired, the impairment is assessed to determine if it is other than temporary.  Impairments judged to be other than temporary are included in other income (expense), net when they are identified. At June 30, 2017, the Company had 37 available-for-sale debt securities in an unrealized loss position with an aggregate fair value of $82,074,000 and an aggregate amount of unrealized losses of $1,296,000.  No securities have been in an unrealized loss position for more than one year.  At June 30, 2017, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. Furthermore, the Company does not intend to sell the debt securities and it is not more-likely-than-not that the Company will be required to sell the securities before the recovery of the amortized cost.

The cost of securities sold is based on the specific-identification method. Interest on debt securities is included in interest income.

Our investment in corporate debt securities are subject to credit risk.  The Company’s investment policy limits investments to certain types of instruments, such as money market instruments and corporate debt securities, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

(g)                       Fair value measurements

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 — Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The carrying amounts of the Company’s cash and cash equivalents, short-term deposits, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  The fair value of marketable securities, which are measured at fair value on a recurring basis is detailed in Note 5, Fair value measurements.

(h)                       Related parties

The Company has historically entered into several agreements with Immunocore Limited (“Immunocore”). During the six months ended June 30, 2017 Immunocore has invoiced the Company in respect of: (i) services provided under a target collaboration agreement (which terminated on March 1, 2017); (ii) costs relating to prosecution of jointly owned patents; and (iii) property rents.

During the six months ended June 30, 2017, all of the Company’s U.K-based research and development and corporate staff moved into the Company’s new building at Milton Park, Oxfordshire (“Building 60”), which comprises laboratory and office space. Consequently, the Company’s lease from Immunocore of premises formerly used for research and development terminated on June 1, 2017 and the Company received $550,000 in relation to leasehold improvements as provided for under the lease. The lease of the Company’s former corporate office premises was assigned to Immunocore effective from July 1, 2017 in a transaction on arms-length terms.

As of the closing of the Company’s registered direct offering of its American Depositary Shares on April 10, 2017, Immunocore ceased to hold 5% or more of the Company’s shares.

(i)            New accounting pronouncements

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

The Company is in the process of assessing the impact of the guidance as it relates to its collaboration and license agreement with GSK (the “GSK Collaboration and License Agreement”).  Based on our preliminary assessment, we have identified the performance obligations within the contract and determined the transaction price, which is allocated to the performance obligations and recognized over time.  Several issues remain to be resolved, which may have a material effect on the Company’s financial statements therefore the quantitative effect of adopting ASU 2014-09 cannot be reasonably estimated at this time.  Once our assessment is complete, the Company will determine the transition method which will be applied and evaluate the disclosure requirements. The Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact its assessment.

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

Note 4 — Loss per share

There were 67,082,914 and 46,127,274 options over ordinary shares outstanding at June 30, 2017 and June 30, 2016, respectively.  The options over ordinary shares, which are potentially dilutive equity instruments, have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2017 and 2016, respectively, because they would have an antidilutive effect on the loss per share for the period.

Note 5 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2017 are as follows (in thousands):

	June 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$17,979	$17,979	$—	$—
Corporate debt securities	2,051	2,051	—	—

Marketable securities:
Corporate debt securities	$80,023	$80,023	$—	$—

The Company estimates the fair value of corporate debt securities with the aid of a third party valuation service, which uses actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value.  The carrying value of money market funds is based on publicly available quoted market prices for identical securities.

Note 6 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer equipment	$2,214	$1,904
Laboratory equipment	15,157	11,423
Office equipment	406	265
Leasehold improvements	19,044	4,498
Assets under construction	8,350	14,332
	45,171	32,422
Less accumulated depreciation	(6,249)	(4,523)
	$38,922	$27,899

Depreciation expense was $1,037,000 and $804,000 for the three months ended June 30, 2017 and 2016, respectively, and $2,023,000 and $1,512,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Acquired software licenses	$1,640	$1,310
Licensed IP rights - completed technology used in R&D	193	183
	1,833	1,493
Less accumulated amortization	(402)	(225)
	$1,431	$1,268

Amortization expense was $99,000 and $44,000 for the three months ended June 30, 2017 and 2016, respectively, and $159,000 and $82,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 8 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Clinical & Development Accruals	$5,698	$4,938
Accued employee expenses	4,150	4,539
Accrued capital expenditure	908	3,954
VAT	—	2,014
Accrued expenses	2,188	1,003
Other	428	1,080
	$13,372	$17,528

The Company typically has a receivable for VAT.  As of December 31, 2016 there was a VAT payable due to VAT arising on the milestone payments invoiced to GSK in 2016.

Note 9 — Contingencies and commitments

Leases

Future minimum lease payments under operating leases at June 30, 2017 are presented below (in thousands):

June 30, 2017
2017	$1,113
2018	3,346
2019	4,031
2020	3,906
2021	3,782
Thereafter	18,659
$34,837

The Company leases property under operating leases expiring through 2027. Lease expenses amounted to $1,053,000 and $406,000 for the three months ended June 30, 2017 and 2016 and $2,080,000 and $831,000 for the six months ended June 30, 2017 and 2016, respectively, which is included within research and development and general and administrative expenses in the Company’s unaudited consolidated statement of operations.

In May 2017, the Company entered into an agreement for the lease of a building at Milton Park, Oxfordshire, U.K.  The lease has a term expiring on October 23, 2041, with termination options exercisable by the Company on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.  The related lease commitments are included in the table above.

Capital commitments

At June 30, 2017, the Company had commitments for capital expenditure totaling $1,386,000, which the Company expects to incur within one year.

Commitments for clinical materials, clinical trials and contract manufacturing

At June 30, 2017, the Company had non-cancellable commitments for purchase of clinical materials, executing and administering clinical trials, and for contract manufacturing of $59,796,000, of which the Company expects to pay $22,119,000 within one year, $25,237,000 in one to three years, $11,384,000 in three to five years, and $1,056,000 after five years.  The amount and timing of these payments vary depending on the rate of progress of development and clinical trial enrollment rates. The Company’s subcontracted costs for clinical trials and contract manufacturing were $17,295,000 and $9,876,000 for the six months ended June 30, 2017 and 2016, respectively.

Bellicum Pharmaceuticals Inc., Co-Development and Co-Commercialization Agreement

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

Merck Combination Agreement

On October 27, 2016, the Company entered into a clinical trial collaboration agreement with Merck & Co., Inc. (“Merck”) (known as MSD outside the United States and Canada), for the assessment of our NY-ESO SPEAR T-cell therapy in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab), in patients with multiple myeloma. Under the terms of the agreement, each of Merck and the Company will manufacture and supply its relevant compound for use in the combination study. Each of the Company and Merck are responsible for their own costs incurred in the performance of obligations under the agreement. Any research and development costs incurred by the Company with third parties have been accounted for in accordance with the Company’s accounting policy for research and development expenses. The agreement will last until the earlier of delivery of the final study report or study completion. Either party may terminate the agreement for material breach, patient safety, regulatory action preventing supply of compound or withdrawal of regulatory approval for one of the combination study compounds. Merck may also terminate the agreement where it believes its compound is being used in an unsafe manner.

MD Anderson Strategic Alliance

On September 26, 2016, the Company announced that it had entered into a multi-year strategic alliance with The University of Texas MD Anderson Cancer Center (“MD Anderson”) designed to expedite the development of T-cell therapies for multiple types of cancer. The Company and MD Anderson are collaborating on a number of studies including clinical and preclinical development of the Company’s SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, sarcoma, esophageal and gastric cancers.

Under the terms of the agreement, the Company has committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson.  The Company made an upfront payment of $3,412,000 to MD Anderson in the six months ended June 30, 2017 and is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs will be expensed to research and development as MD Anderson renders the services under the strategic alliance.

The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated inter alia for material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.

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

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$871	$1,376	$2,229	$2,268
General and administrative	1,201	1,063	2,528	2,273
	$2,072	$2,439	$4,757	$4,541

There were 1,252,176 and 1,768,243 options over ordinary shares granted in the three months ended June 30, 2017 and 2016, respectively, with a weighted average fair value of $0.42 and $0.89, respectively.  There were 20,203,152 and 15,343,797 options over ordinary shares granted in the six months ended June 30, 2017 and 2016, respectively, with a weighted average fair value of $0.35 and $0.70, respectively.

At June 30, 2017, there were 3,224,600 share options granted to nonemployees outstanding.  Share-based compensation expense relating to non-employee options was a benefit of $101,000 and an expense of $199,000 in the three months ended June 30, 2017 and 2016, respectively, and an expense of $104,000 and a benefit of $114,000 in the six months ended June 30, 2017 and 2016, respectively.

Note 11 — Shareholders’ equity

On March 27, 2017, the Company completed an underwritten public offering of the Company’s American Depositary Shares (“ADSs”). The Company sold 15,700,223 ADSs (representing 94,201,338 ordinary shares) at a price to the public of $4.20 per ADS.  The net proceeds were $61,397,000 after deducting offering expenses of $4,544,000.

On April 10, 2017, the Company completed a registered direct offering of the Company’s ADSs following its entry into a definitive agreement with Matrix Capital Management Company, LP. The Company sold 7,000,000 ADSs (representing to 42,000,000 ordinary shares) at a price of $6.00 per ADS.  The net proceeds were $41,770,000 after deducting offering expenses of $230,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in this Quarterly Report on Form 10-Q (our “Quarterly Report”). Our actual results may differ materially from those contained in or implied by any forward-looking statements.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included elsewhere in this report and the Company’s consolidated financial statements and accompanying notes included within our “Annual Report”.

We are a clinical-stage biopharmaceutical company focused on novel cancer immunotherapy products based on our proprietary SPEAR T-cell platform. We have developed a comprehensive proprietary platform that enables us to identify cancer targets, find and genetically engineer TCRs, and produce TCR therapeutic candidates for administration to patients. We engineer TCRs to increase their affinity to cancer specific peptides in order to destroy cancer cells in patients.

Update on Clinical Pipeline Progress

We have Phase 1/2 clinical trials ongoing with our NY-ESO, MAGE-A10, MAGE-A4 and AFP SPEAR T-cells in a total of 11 tumor types.

Our NY-ESO SPEAR T-cell has shown promising initial results in clinical trials with responses observed in all ongoing synovial sarcoma cohorts. Response rates of 50% in cohorts 1 and 4 were reported at the American Society of Clinical Oncology (ASCO) meeting on June 5, 2017 and updated survival analysis for cohort 1 showed a median predicted overall survival of 120 weeks. A 91% response rate at day 100 post autologous stem cell transplant (“ASCT”) was previously reported in multiple myeloma. The NY-ESO SPEAR T-cell continues to show a promising tolerability profile to date in all clinical trials with no events of seizure, cerebral edema or encephalopathy observed.  Our NY-ESO SPEAR T-cell therapy has breakthrough therapy designation in the United States and has also received orphan drug designation from the U.S. Food and Drug Administration (“FDA”), and European Commission for the treatment of soft tissue sarcoma. The European Medicines Agency (“EMA”) has also granted PRIME regulatory access for our NY-ESO SPEAR T-cell therapy for the synovial sarcoma indication. We expect further clinical data during the remainder of 2017 and 2018 from ongoing studies with our SPEAR T-cells.

Our NY-ESO SPEAR T-cell Therapy

Our first SPEAR T-cell targets the NY-ESO-1 and LAGE-1a target peptides and is currently in clinical trials in the United States. Phase 1/2 studies are ongoing in synovial sarcoma, myxoid round cell liposarcoma (“MRCLS”), non-small cell lung cancer (“NSCLC”) and ovarian cancer indications. GSK has an exclusive option over our NY-ESO SPEAR T-cell program.

As of January 5, 2017, 61 subjects have received NY-ESO SPEAR T-cells in our sponsored studies. The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, cytokine release syndrome (“CRS”), lymphopenia, leukopenia, cough, ALT increase, AST increase, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. For further details on adverse events please see Part II — Item 1A Risk Factors — “Our SPEAR T-cells may have undesirable side effects or have other properties that could halt their clinical development, prevent regulatory approval, limit their commercial potential or otherwise result in significant negative consequences” of our Quarterly Report.

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

•                  Cohort 4 (patients with high NY-ESO-1 antigen expression and lymphodepletion with a modified (lower) dose of cyclophosphamide and fludarabine) —cohort 4 is open and enrolling patients. The cohort was expanded to include an additional five patients.

The current synovial sarcoma trials are also being extended to sites outside of the United States with clinical trial applications approved in both the United Kingdom and Canada.

As of March 30, 2017, and as reported at ASCO, 39 patients have now accrued to cohorts 1-4 of our synovial sarcoma study. NY-ESO continues to be generally well-tolerated and initial anti-tumor activity has been observed in all ongoing cohorts including cohort 2 (low expressors of NY-ESO). Confirmed responses have been observed in all cohorts with a 50% response rate (60% in patients who received a target dose of at least one billion cells) and median progression free survival (PFS) of 15 weeks seen in cohort 1. Of the 12 patients treated in cohort 1, five patients remain alive with a median predicted overall survival of 120 weeks, based on data as of March 30, 2017. In cohort 2, which is ongoing, response rates of 40% were reported at ASCO. In cohort 3, one patient had a partial response and cohort has now closed. In cohort 4, which is ongoing, response rates of 50% were reported.

We are in discussions with the FDA in relation to the initiation of a pivotal trial in the synovial sarcoma indication, including discussions relating to trial design and the requirement for comparability testing for use of our manufacturing process. The start of the pivotal trial is dependent on the start and performance of analytical comparability studies between the process used initially in the synovial sarcoma pilot study and the intended commercial processes.

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

•                  Our Myeloma program:

On May 25, 2017, we announced initiation of a combination study to evaluate the safety, pharmacodynamics, and preliminary efficacy of our NY-ESO SPEAR T-cell in combination with Merck’s anti-programmed death-1 (“PD-1”) inhibitor, KEYTRUDA® (pembrolizumab), in patients with multiple myeloma. Enrollment in our previous myeloma trial (with ASCT) was completed in July 2014.

•                 Our NSCLC program:

A trial in NSCLC opened in 2016. Enrollment has been more challenging than anticipated. Initial data is currently anticipated in 2018, but availability of data for publication will depend on the number of patients recruited to the trial. The chemotherapy preconditioning regimen has been modified in a protocol amendment to include both fludarabine and cyclophosphamide and the NY-ESO expression requirement has been modified to at least 1+ in >10% of the cells.

•                 The ATTACK 2 program:

In addition to the above studies which we sponsor, our NY-ESO T-cell therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, the Adoptive Engineered T-cell Targeting to Activate Cancer Killing (“ATTACK 2”) program.

Our MAGE-A10 SPEAR T-cell Therapy

Clinical trials are ongoing in the United States in NSCLC and in the United States and Canada in urothelial, melanoma and head and neck cancers.

•             NSCLC: Enrollment of patients into this program has been challenging.

•             3-tumor trial - Multiple trial sites are now active in the United States and Canada.

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

Our MAGE-A4 SPEAR T-cell Therapy

The IND for a clinical trial of our MAGE-A4 SPEAR T-cell in multiple solid tumors was opened at the start of 2017. Multiple sites in the United States are now active and recruiting. Initial data is anticipated in 2018.

Significant Events in the Three Months Ended June 30, 2017

On April 10, 2017, we completed a registered direct offering of our American Depositary Shares (“ADSs”) following entry into a definitive agreement with Matrix Capital Management Company, LP. We sold 7,000,000 ADSs (representing 42,000,000 ordinary shares) at a price of $6.00 per ADS.  The net proceeds were $41,770,000, after deducting offering expenses of $230,000.

Financial Operations Overview

Revenue

Revenue represents recognized income from the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement contains the following significant deliverables, which are separate accounting units: (i) the development of, and option to obtain an exclusive license to, our NY-ESO SPEAR T-cells, and (ii) the development of, and option to obtain an exclusive license to a second target, PRAME.   In addition, GSK also has the right to nominate three additional target peptides, excluding those where we have already initiated development of a SPEAR T-cell candidate, which is not considered to be a deliverable at the inception of the arrangement because it represents a substantive option not priced at a significant and incremental discount.  We received an upfront payment of $42.1 million in June 2014 and have achieved various non-substantive development milestones totaling $39.0 million through to December 31, 2016. A milestone payment of $1.2 million was achieved in the six months ended June 30, 2017.  We are entitled to further non-substantive milestone payments based on the achievement of specified development milestones by us.  If GSK exercises its option to obtain an exclusive license to a target, an option exercise fee will be payable and we will be entitled to further development and commercialization milestone payments based on achievement of specified milestones by GSK. The non-contingent arrangement consideration was allocated between the separate deliverables using our best estimate of the relative selling price. In determining the best estimate, we considered internal pricing objectives we used in negotiating the GSK Collaboration and License Agreement together with internal data regarding the cost of providing services for each deliverable.

In addition to the development milestones, we are entitled to royalties from GSK on all GSK sales of TCR therapeutic products licensed under the agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales. No royalties have been received as of June 30, 2017. Sales milestones also apply once any TCR therapeutic covered by the GSK Collaboration and License Agreement is approved and commercialized.

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

In May 2014, the FASB issued guidance which requires a new approach to revenue recognition effective for the fiscal year beginning January 1, 2018, including interim reporting periods within that reporting period.  See Note 2(i) to the consolidated financial statements for further information.

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

•                  costs associated with the development of a process to manufacture and supply our lentiviral vector and SPEAR T-cells for use in clinical trials;

•                  costs to develop manufacturing capability at our U.S. facility for manufacture of SPEAR T-cells for use in clinical trials;

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

•                  costs of facilities, communication, and office expenses;

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

We incur losses in the United Kingdom.  No deferred tax assets are recognized on our U.K. losses because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses.  Unsurrendered tax losses can be carried forward to be offset against future taxable profits. There are accumulated tax loss carry forwards in the United Kingdom amounting to $86.0 million at December 31, 2016.  These tax losses do not expire. However, draft legislation has been published for inclusion in Finance Bill (No. 2) 2017 that would, if enacted, restrict the use of carried forward tax losses from April 1, 2017, such that they would not be available for offset against more than 50% of taxable profits in any accounting period (subject to a £5 million annual allowance).

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016, together with the changes to those items (in thousands).

	Three months ended June 30,
	2017	2016	Increase/decrease
Revenue	$3,521	$328	$3,193	973.5%
Research and development expenses	(19,591)	(16,856)	(2,735)	16.2%
General and administrative expenses	(7,710)	(6,172)	(1,538)	24.9%
Total operating expenses	(27,301)	(23,028)	(4,273)	18.6%
Operating loss	(23,780)	(22,700)	(1,080)	4.8%
Interest income	512	291	221	75.9%
Interest expense	(6)	—	(6)	N/A
Other income, net	3,224	607	2,617	431.1%
Loss before income taxes	(20,050)	(21,802)	1,752	(8.0)%
Income taxes	(165)	(293)	128	(43.7)%
Loss for the period	$(20,215)	$(22,095)	$1,880	(8.5)%

Revenue

Revenue increased by $3.2 million to $3.5 million in the three months ended June 30, 2017 compared to $0.3 million for the three months ended June 30, 2016. Revenue will typically increase in periods when development milestones are achieved. In the three months ended June 30, 2017 and 2016, we achieved development milestones of $1.2 million and $nil, respectively.  The increase in revenue is due to the revenue in the three months ended June 30, 2016 being adversely impacted by a change in estimate of the period over which revenue is being recognized, which reduced revenue in that quarter by $2.8 million, and amortization of milestones achieved in December 2016.

Although it is difficult to project the timing of achieving future development deliverables, we expect the revenue for the year ended December 31, 2017 will be higher than the year ended December 31, 2016 due to the potential achievement of development milestones in the period.

Research and Development Expenses

Research and development expenses increased by 16% to $19.6 million for the three months ended June 30, 2017 from $16.9 million for the three months ended June 30, 2016.  Our research and development expenses comprise the following (in thousands):

	Three months ended June 30,
	2017	2016	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$11,234	$10,788	$446	4.1%
Subcontracted expenditure	9,590	6,323	3,267	51.7%
Share-based compensation expense	871	1,376	(505)	(36.7)%
Reimbursements for research and development tax and expenditure credits	(2,104)	(1,631)	(473)	29.0%
	$19,591	$16,856	$2,735	16.2%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $2.7 million for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to the following:

•                  an increase of $0.4 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is an increase in the average number of employees engaged in research and development from 204 to 247; and

•                  an increase of $3.3 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, and an increase in process development relating to manufacturing;

offset by:

•                  a decrease of $0.5 million in share-based compensation expense for employee and nonemployee share options; and

•                  an increase in reimbursements for research and development tax and expenditure credits of $0.5 million.

Our subcontracted costs for the three months ended June 30, 2017 were $9.6 million, compared to $6.3 million in the same period of 2016, of which $3.7 million related to our NY-ESO SPEAR T-cells, $3.3 million related to process development for our SPEAR T-cell platform and the remaining $2.6 million related to other projects, including our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.  In the year ended December 31, 2017, we plan to increase the number of clinical trials we are running, both in new therapies (including our MAGE-A4 and AFP SPEAR T-cells), existing wholly-owned therapies (MAGE-A10) and as part of the GSK Collaboration and License Agreement for our NY-ESO SPEAR T-cells.  We expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials and develop our manufacturing capabilities at our U.S. facility. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense related to nonemployee option grants will fluctuate in future periods due to changes in the assumptions to the fair value calculation, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at June 30, 2017 would have increased the share-based compensation expense for nonemployee option grants in the three months ended June 30, 2017 by approximately $28,000.

General and Administrative Expenses

General and administrative expenses increased by 25% to $7.7 million for the three months ended June 30, 2017 from $6.2 million in the same period in 2016.

The net increase of $1.5 million was primarily due to a $0.7 million increase in personnel costs, due to the addition of key management and other professionals to support our growth and costs associated with the relocation from two leased properties to one larger leased property in Abingdon, Oxfordshire.

We expect that our general and administrative expenses will continue to increase as the Company continues to expand.

Other Income, Net

Other income, net was $3.2 million for the three months ended June 30, 2017 compared to $0.6 million for the three months ended June 30, 2016.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by our U.K. subsidiary.  Other income, net has increased primarily due to exchange rate fluctuations and lower cash balances because the Company invested approximately $79.8 million of cash and cash equivalents in marketable securities in the three months ended June 30, 2017. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes decreased by 44% to $165,000 for the three months ended June 30, 2017 from $293,000 for the three months ended June 30, 2016.  Income taxes arise in the United States and the decrease in income taxes in the three months ended June 30, 2017 is due to a decrease in the taxable profits in the United States compared to the same period of the prior year.  We incur losses in the United Kingdom.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016, together with the changes to those items (in thousands).

	Six months ended June 30,
	2017	2016	Increase/decrease
Revenue	$6,378	$3,246	$3,132	96.5%
Research and development expenses	(38,206)	(31,332)	(6,874)	21.9%
General and administrative expenses	(14,173)	(11,439)	(2,734)	23.9%
Total operating expenses	(52,379)	(42,771)	(9,608)	22.5%
Operating loss	(46,001)	(39,525)	(6,476)	16.4%
Interest income	752	550	202	36.7%
Interest expense	(6)	—	(6)	N/A
Other income, net	3,654	1,656	1,998	120.7%
Loss before income taxes	(41,601)	(37,319)	(4,282)	11.5%
Income taxes	(396)	(352)	(44)	12.5%
Loss for the period	$(41,997)	$(37,671)	$(4,326)	11.5%

Revenue

Revenue increased by 96% to $6.4 million for the six months ended June 30, 2017 compared to $3.2 million for the six months ended June 30, 2016. Revenue will typically increase in periods when development milestones are achieved. In the six months ended June 30, 2017 and 2016, we achieved development milestones of $1.2 million and $nil, respectively.  The increase in revenue is due to the revenue in the six months ended June 30, 2016 being adversely impacted by a change in estimate of the period over which revenue is being recognized, which reduced revenue in the six months ended June 30, 2016 by $2.8 million, and amortization of milestones achieved in December 2016.

Although it is difficult to project the timing of achieving future development deliverables, we expect that the revenue for the year ended December 31, 2017 will be higher than the year ended December 31, 2016 due to the potential achievement of development milestones in the period.

Research and Development Expenses

Research and development expenses increased by 22% to $38.2 million for the six months ended June 30, 2017 from $31.3 million for the six months ended June 30, 2016.  Our research and development expenses comprise the following (in thousands):

	Six months ended June 30,
	2017	2016	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$22,485	$20,409	$2,076	10.2%
Subcontracted expenditure	17,295	9,876	7,419	75.1%
Share-based compensation expense	2,230	2,269	(39)	(1.7)%
Payments for in-process research and development	501	3,000	(2,499)	(83.3)%
Reimbursements for research and development tax and expenditure credits	(4,305)	(4,222)	(83)	2.0%
	$38,206	$31,332	$6,874	21.9%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $6.9 million for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to the following:

•                  an increase of $2.1 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is an increase in the average number of employees engaged in research and development from 195 to 244; and

•                  an increase of $7.4 million in subcontracted expenditures, including clinical trial expenses, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, contract research organization (CRO) costs, and manufacturing expenses driven by increased recruitment in our clinical trials and an increase in process development relating to manufacturing;

offset by:

•                  a $2.5 million decrease in payments made to Universal Cells for in-process research and development.

Our subcontracted costs for the six months ended June 30, 2017 were $17.3 million, compared to $9.9 million in the same period of 2016, of which $7.3 million related to our NY-ESO SPEAR T-cells, $5.7 million related to process development for our SPEAR T-cell platform and the remaining $4.3 million related to other projects, including our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.  In the year ended December 31, 2017, we plan to increase the number of clinical trials we are running, both for our wholly-owned therapies (MAGE-A4, MAGE-A10 and AFP SPEAR T-cells) and for our NY-ESO SPEAR T-cells as part of the GSK collaboration.  We expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, further develop our platform and manage clinical trials and develop our manufacturing capabilities. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense related to nonemployee option grants will fluctuate in future periods due to changes in the assumptions to the fair value calculation, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at June 30, 2017 would have increased the share-based compensation expense for nonemployee option grants in the six months ended June 30, 2017 by approximately $28,000.

General and Administrative Expenses

General and administrative expenses increased by 24% to $14.2 million for the six months ended June 30, 2017 from $11.4 million in the same period in 2016.

The net increase of $2.7 million was primarily due to a $2.2 million increase in personnel costs, due to the addition of key management and other professionals to support our growth and costs associated with the relocation from two leased properties to one larger leased property in Abingdon, Oxfordshire, offset by a reimbursement of certain ADS programme-related costs of $0.4 million.

We expect that our general and administrative expenses will continue to increase as the Company continues to expand.

Other Income, Net

Other income, net was $3.7 million for the six months ended June 30, 2017 compared to $1.7 million for the six months ended June 30, 2016.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by our U.K. subsidiary.  Other income, net has increased primarily due to exchange rate fluctuations and lower cash balances because the Company invested approximately $80.0 million of cash and cash equivalents in marketable securities in the three months ended June 30, 2017. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes increased by 12.5% to $396,000 for the six months ended June 30, 2017 from $352,000 for the six months ended June 30, 2016.  Income taxes arise in the United States.  The increase in income taxes is due to an increase in the taxable profits in the United States as we expand our operations.  We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to June 30, 2017, we have raised:

•                  $410.5 million, net of issue costs, through the issuance of shares, including  $176.0 million raised through our initial public offering in May 2015 and $61.4 million raised through a follow-on public offering in March 2017 and $41.8 million raised through a registered direct offering in April 2017;

•                  $81.2 million upfront fees and milestones under our GSK Collaboration and License Agreement;

•                  $2.6 million of income in the form of government grants from the United Kingdom; and

•                  $11.6 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents, short-term deposits and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of June 30, 2017, we had cash and cash equivalents of $122.0 million and Total Liquidity of $220.0 million. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through late 2019.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended June 30, 2017 and 2016 (in thousands).

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(46,448)	$(35,172)
Net cash used in investing activities	(95,821)	(4,947)
Net cash provided by financing activities	103,198	—
Cash, cash equivalents and restricted cash	126,154	155,123

Operating Activities

Net cash used in operating activities increased by $11.2 million to $46.4 million for the six months ended June 30, 2017 from $35.2 million for the six months ended June 30, 2016. The increase in cash used in operations was primarily the result of an increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses.

Net cash used in operating activities of $46.4 million for the six months ended June 30, 2017 comprised a net loss of $42.0 million and a net cash outflow of $8.4 million from changes in operating assets and liabilities, offset by noncash items of $3.9 million. The noncash items consisted primarily of depreciation expense on plant and equipment of $2.0 million and share-based compensation expense of $4.8 million, offset by unrealized foreign exchange gains of $3.2 million.

Investing Activities

Net cash used in investing activities of $95.8 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively, included:

•                  purchases of property and equipment of $21.2 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively, which predominately related to the expansion of our laboratory facilities in the United Kingdom and the United States, including establishing our manufacturing capabilities;

•                  acquisition of intangibles of $0.3 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively;

•                  investment in marketable securities of $79.8 million, and

•                  investment in short-term cash deposits with maturities greater than three months but less than 12 months of $18.0 million and $42.8 million for the six months ended June 30, 2017 and 2016, respectively; offset by

•                  cash inflows from maturity of short-term deposits of $22.9 million and $41.7 million for the six months ended June 30, 2017 and 2016, respectively; and

•                  proceeds from sale of property, plant and equipment of $0.6 million.

Financing Activities

Net cash from financing activities was $103.2 million and $nil for the six months ended June 30, 2017 and 2016, respectively.  Net cash from financing activities for the six months ended June 30, 2017 consisted of proceeds from a follow-on public offering of ADSs of $61.4 million in March 2017 and proceeds of $41.8 million from a registered direct offering in April 2017.

Non-GAAP Measures

Total Liquidity (a non-GAAP financial measure)

Total Liquidity (a non-GAAP financial measure) is the total of cash and cash equivalents, short-term deposits and marketable securities. Each of these components appears in the consolidated balance sheet. The U.S. GAAP financial measure most directly comparable to Total Liquidity is cash and cash equivalents as reported in the consolidated financial statements, which reconciles to Total Liquidity as follows (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$121,998	$158,779
Short-term deposits	18,000	22,694
Marketable securities	80,023	—
Total Liquidity	$220,021	$181,473

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall liquidity, financial flexibility, capital structure and leverage.  We invested approximately $79.8 million in marketable securities in May 2017.  The definition of Total Liquidity has been amended to include marketable securities, which are highly-liquid and available to use in our current operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of June 30, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)(2)	$34,837	$2,460	$8,062	$7,565	$16,750
Purchase obligations(3)	61,164	23,487	25,237	11,384	1,056
Total contractual cash obligations	$96,001	$25,947	$33,299	$18,949	$17,806

(1)                As of June 30, 2017, operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, U.K. and Philadelphia, U.S.

(2)                  In May 2017, the Company entered into an agreement for the lease of a building at Milton Park, Oxfordshire, U.K.  The lease has a term expiring on October 23, 2041, with termination options exercisable by the Company on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.  The related lease commitments are included in the table above.

(3)                Purchase obligations include signed orders for capital equipment, clinical materials, clinical trial expenses and contract manufacturing, which have been committed but not yet received, committed funding under the MD Anderson strategic alliance and costs relating to the expansion of our laboratory and office space in Oxfordshire, U.K. and Philadelphia, U.S.  The amount and timing of the payments for clinical materials, clinical trial expenses and contract manufacturing may vary depending on the rate of progress of development and clinical trial enrollment rates.

Purchase obligations

On September 26, 2016, we announced that we had entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer.  We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we have committed at least $19,644,000 to fund studies. We made an upfront payment of $3,412,000 to MD Anderson in the six months ended June 30, 2017 and are obligated to make payments to MD Anderson as certain milestones are achieved. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain. These milestones are included within ‘Purchase obligations’ above.

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

Other obligations

On November 25, 2015, we entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. We paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and a further milestone payment of $0.5 million in March 2017.  We are obligated make further payments of up to $43.5 million if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. Future payments are not reflected in the table above because the timing of the payments is uncertain.

In 2012, we entered into a series of license and sub-license agreements with Life Technologies Corporation, part of ThermoFisher that provide us with a field-based exclusive license under certain intellectual property rights owned or controlled by ThermoFisher.  We paid upfront license fees of $1.0 million relating to the license and sublicense agreements and has an obligation to pay minimum annual royalties (in the tens of thousands of U.S. dollars prior to licensed product approval and thereafter at a level of 50% of running royalties in the previous year), milestone payments and a low single-digit running royalty payable on the net selling price of each licensed product. Future payments are not reflected in the table above because the timing and amount of the payments are uncertain.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, which are principally limited to interest rate fluctuations, foreign currency exchange rate fluctuations, particularly between pound sterling and U.S. dollar, and credit risk. These risks are managed by maintaining an appropriate mix of cash deposits and securities in various currencies, placed with a variety of financial institutions for varying periods according to expected liquidity requirements.

In May 2017, we invested cash and cash equivalents of $79.8 million in corporate debt securities, with the aim of diversifying our investments and reducing credit risks.  We have not entered into investments for trading or speculative purposes.

Interest Rate Risk

As of June 30, 2017, we had cash and cash equivalents of $122.0 million, short-term deposits of $18.0 million and investments in corporate debt securities of $80.0 million. Our surplus cash and cash equivalents are invested in interest-bearing savings, money market funds and corporate debt securities from time to time.  Our short-term deposits and investment in corporate debt securities are subject to fixed interest rates.  Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates and the fair market value of our corporate debt securities will fall in value if market interest rates increase. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of June 30, 2017, the last business day of the reporting period, was £1.00 to $1.30197.

Credit Risk

We held cash and cash equivalents of $122.0 million, short-term deposits of $18.0 million and marketable securities of $80.0 million as of June 30, 2017.  The cash and cash equivalents and short-term deposits are held with multiple banks and we monitor the credit rating of those banks. Our investments in corporate debt securities are subject to credit risk.  The Company’s investment policy limits investments to certain types of instruments, such as money market instruments and corporate debt securities, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

Trade receivables were $1.4 million and $1.5 million as of June 30, 2017 and December 31, 2016. Trade receivables arise in relation to the GSK Collaboration and License Agreement. We have been transacting with GSK since 2014, during which time no impairment losses have been recognized. There are no amounts which are past due as of June 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2017, we were not a party to any material legal proceedings.

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

For the six months ended June 30, 2017, year ended December 31, 2016, six months ended December 31, 2015 and the years ended June 30, 2015 and 2014, we incurred net losses of $42.0 million, $71.6 million, $23.0 million, $22.1 million, and $11.6 million, respectively. As of June 30, 2017, we had accumulated losses of $203.5 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, successfully achieving GSK milestones and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

As of June 30, 2017, we had $122.0 million of cash and cash equivalents, $18.0 million of short-term deposits and $80.0 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents, short-term deposits and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration, may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Cross-reactivity or allo-reactivity (binding to peptides presented on other HLA types) could also occur where the affinity-enhanced engineered TCR contained within our SPEAR T-cell binds to peptides presented by HLAs other than the HLA type for which the relevant TCR was developed. We have developed a preclinical screening process to identify allo-reactivity risk. Where any allo-reactivity risk is identified, patients with the allo-reactive alleles will be excluded from the trial. Any allo-reactivity or other cross-reactivity that impacts patient safety could materially impact our ability to advance our SPEAR T-cells into clinical trials or to proceed to market approval and commercialization. In addition, there is no guarantee that exclusion of patients with the identified allo-reactive allele will successfully eliminate the risk of allo-reactivity, and serious side effects for patients may still exist. Given that the underlying technology platform, manufacturing process and development process are similar for all of our SPEAR T-cells, issues pertaining to allo-reactivity for one SPEAR T-cell may impact our ability to obtain regulatory approval for other SPEAR T-cells undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

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

As of January 5, 2017, 61 subjects have received NY-ESO SPEAR T-cells in Adaptimmune-sponsored studies. The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, CRS, lymphopenia, leukopenia, cough, ALT increased, AST increased, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. Adverse events with severity grade 3 or higher considered by investigators to be at least possibly related and occurring in more than one patient include lymphopenia, leukopenia, anemia, neutropenia, febrile neutropenia, diarrhea, CRS, graft versus host disease (GVHD), hyponatremia, and musculoskeletal chest pain. There has been one report of fatal (grade 5) bone marrow failure which was considered related to study treatment by the investigator in the trial. Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure.  Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, dehydration, graft versus host disease, neutropenia, and rash.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, colitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. There have also been reports of serious unexpected adverse reactions considered at least possibly related by investigators in our trials: grade 2 rhabdomyolysis possibly due to breakdown of a myeloma plasmacytoma that was thought to be infiltrating the muscle tissue based on a CT scan; grade 3 dehydration requiring overnight hospital admission; grade 4 supraventricular tachycardia (SVT) in one patient and grade 4 respiratory failure with grade 4 febrile neutropenia in a second patient (this patient recovered from respiratory failure and febrile neutropenia but later experienced fatal bone marrow failure); one case of pre-existing pericardial effusion has been reported and recently there have been reports of a grade 3 thromboembolic event, grade 2 pneumonitis, and grade 2 tumor related chest pain.

In our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T-cells that constituted the majority of the peripheral white blood cells at day 14. This level of cytokine release syndrome had not been seen in previous results from trials using our NY-ESO SPEAR T-cell. The patient’s tumor markers were also falling during this time. To manage the cytokine release syndrome, the patient was treated with high dose steroids that may have abrogated the engineered T-cell function. All Adaptimmune protocols now allow for use of the anti-IL6R antibody, tocilizumab, for treatment of cytokine release syndrome in future patients.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

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

As of January 5, 2017, 61 subjects have received NY-ESO SPEAR T-cells in Adaptimmune-sponsored studies. The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to our NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, CRS, lymphopenia, leukopenia, cough, ALT increased, AST increased, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. Adverse events with severity grade 3 or higher considered by investigators to be at least possibly related and occurring in more than one patient include lymphopenia, leukopenia, anemia, neutropenia, febrile neutropenia, diarrhea, CRS, graft versus host disease, hyponatremia, and musculoskeletal chest pain. There has been one report of fatal (grade 5) bone marrow failure which was considered related to study treatment by the investigator in the trial. Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure.  Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, dehydration, graft versus host disease, neutropenia, and rash.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, colitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. There have also been reports of serious unexpected adverse reactions considered at least possibly related by investigators in our trials: grade 2 rhabdomyolysis possibly due to breakdown of a myeloma plasmacytoma that was thought to be infiltrating the muscle tissue based on a CT scan; grade 3 dehydration requiring overnight hospital admission; grade 4 supraventricular tachycardia (SVT) in one patient and grade 4 respiratory failure with grade 4 febrile neutropenia in a second patient (this patient recovered from respiratory failure and febrile neutropenia but later experienced fatal bone marrow failure); one case of pre-existing pericardial effusion has been reported and recently there have been reports of a grade 3 thromboembolic event, grade 2 pneumonitis, and grade 2 tumor related chest pain.

In our NY-ESO SPEAR T-cell trials, CRS has been reported in 13/61 subjects who received NY-ESO SPEAR T-cells as of January 2, 2017. Of these 13 subjects, five subjects have experienced CRS at either Grade 3 or 4 in severity. Within cohorts 1-4 of our synovial sarcoma trial as of March 30, 2017, four subjects out of 28 patients evaluated have experienced CRS at Grade 3 or 4 .There have been no reports as of March 30, 2017 of severe neurologic effects of CRS and no fatal CRS events. Subjects with more severe CRS symptoms have generally responded to treatment with the anti-IL6R antibody, tocilizumab. All Adaptimmune protocols now allow for use of tocilizumab for treatment of cytokine release syndrome.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

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

Use of our SPEAR T-cells in combination with other third party products or therapies, for example use in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma may increase or exacerbate side effects that have been seen with our SPEAR T-cells alone or may result in new side effects that have not previously been identified with our SPEAR T-cells alone. Our SPEAR T-cells have not previously been used in any combination clinical trials. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for our SPEAR T-cell therapies alone. Adverse events seen in subjects in other clinical trials using the same combination product, for example other clinical combination trials using Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab), may affect our ability to progress our own combination trial, resulting in pausing or holding of recruitment or require changes to be made to the protocol to the clinical trial. Merck has recently announced that the FDA has determined that the data available at the present time indicate that the risks of KEYTRUDA plus pomalidomide or lenalidomide outweigh any potential benefit for patients with multiple myeloma. All patients enrolled in KEYNOTE-183 and KEYNOTE-185 combination studies and those in the KEYTRUDA/lenalidomide/dexamethasone cohort in KEYNOTE-023 will discontinue investigational treatment with KEYTRUDA. This clinical hold does not currently apply to other studies with KEYTRUDA.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our SPEAR T-cells.

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

We have identified three third party European patent applications which relate to high affinity TCR proteins and methods. Two of these patent applications have been amended and the claims are not relevant to our SPEAR T-cell technology. The final application includes broad claims which we do not currently perceive as relevant to our business. We have previously filed third party observations in relation to these claims and have recently filed further third party observations arguing on the basis of lack of support, lack of clarity, disallowed added matter, non-entitlement to priority, and lack of inventive step. This final application was subsequently allowed with narrowed claims which are of no relevance to Adaptimmune’s business.

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

To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees, in the United Kingdom, these employment agreements provide for mutual nine months’ notice periods in the case of Mr. Noble and Dr. Tayton-Martin; mutual three months’ notice periods in the case of senior managers and mutual one month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Dr. Amado, Dr. Binder-Scholl, Mr. Rawcliffe and William Bertrand, our Chief Operating Officer, must provide 60 days’ written notice for termination without cause. This means that any of our employees in the United States, except for Dr. Amado, Dr. Binder-Scholl, Mr. Rawcliffe and Mr. Bertrand, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2017, we had 322 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Expansion of our business has necessitated a move in premises both in the United Kingdom and in the United States. While the move in the United States has occurred, work is still ongoing to enable the operation of these premises as a manufacturing facility. The move in the United Kingdom occurred in the second quarter of 2017. The move required transfer of all equipment, cell lines, tissues and materials to the new premises and re-validation and calibration of equipment. Any failure to properly validate or calibrate equipment or any destruction of materials transferred to the new premises may result in additional delays to the work carried out in the United Kingdom.

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

In particular, we face competition from chimeric antigen receptor T-cell, or CAR-T, technologies from companies such as Novartis AG/University of Pennsylvania, Kite Pharma, Inc./Amgen Inc./National Cancer Institute, bluebird bio, Inc./Celgene Corporation/Baylor College of Medicine, Intrexon Corporation/Ziopharm Oncology, Inc./MD Anderson Cancer Center, Juno Therapeutics, Inc./Celgene Corporation/Fred Hutchinson Cancer Research Center/Memorial Sloan Kettering Cancer Center, Cellectis SA/Pfizer Inc./Servier Laboratories and Bellicum Pharmaceuticals Inc. In the TCR space, we face competition from Juno Therapeutics, Inc., Kite Pharma, Inc., Medigene AG/Bluebird Bio Inc., Bellicum Pharmaceuticals Inc., Cell Therapy TCR Ltd., Eureka Therapeutics Inc., and Takara Bio, Inc. Kite Pharma, Inc. has a murine derived TCR product in pre-clinical development targeting NY-ESO-1 and Takara Bio, Inc. have TCR product candidates in early clinical studies targeting NY-ESO-1 and MAGE-A4. Medigene AG has reported development of a PRAME TCR therapeutic candidate, which is schedule to enter clinical trials at the end of 2017, and is collaborating on a MAGE-A1 TCR which is due to enter clinical trials later in 2017. Eureka Therapeutics Inc. has announced the development of CAR-T products which target peptide-HLA complexes. They have developed CAR-Ts targeting the same NY-ESO and AFP peptides as are targeted by our SPEAR T-cells. However development still appears to be in the early stages and limited data is available to assess impact on our own SPEAR T-cells, if any. Ziopharm Oncology, Inc. has announced the development of a TCR mimetic CAR-T targeting NY-ESO-1. Adicet Bio/Regeneron Inc. have announced plans to develop TCR immunotherapy products directed to MHC-peptide complexes and Tactiva Therapeutics are developing CD4-TCRs and CD8-TCRs targeting solid tumors expressing NY-ESO. In China. Guangzhou Xiangxue Pharmaceutical are developing a lentiviral transduced NY-ESO-1 TCR for advanced lung cancer for the Chinese market. Should Kite Pharma, Inc., Takara Bio, Inc. or any of our other competitors be successful in advancing a TCR product targeting NY-ESO-1 through development, our ability to develop and advance our NY-ESO SPEAR T-cell could be adversely affected. We may also face competition from other non-TCR and non-cell based treatments such as antibody and check point inhibitor therapies offered by companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and Roche Holding Ltd. Even if we obtain regulatory approval for our SPEAR T-cells, we may not be the first to market, which could affect both demand for and price of our SPEAR T-cells.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of June 30, 2017, an aggregate of 25,887,628 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on June 16, 2016).

10.1**	Agreement for Lease, dated May 25, 2017, between MEPC Milton Park No.1 Limited, MEPC Milton Park No.2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park.

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Previously filed.

**                                  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

August 3, 2017	/s/ James Noble
James Noble
Chief Executive Officer

August 3, 2017	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer