Form 10-Q
period 2017-09-30
Adaptimmune Therapeutics PLC
filed 2017-11-02
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 562,119,334.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•      our ability to successfully advance our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells through clinical development and the timing within which we can recruit patients and treat patients in our clinical trials;

•      our ability to successfully and reproducibly manufacture SPEAR T-cells in order to meet patient demand;

•      further develop our commercial manufacturing process for our SPEAR T-cells, transfer such commercial process to third party contract manufacturers and for such third party contract manufacturers to manufacture SPEAR T-cells to the quality and on the timescales we require;

•      the scope and timing of performance of our ongoing collaboration with GSK and transition of NY-ESO SPEAR T-cell program to GSK following exercise of option by GSK;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$145,326	$158,779
Short-term deposits	—	22,694
Marketable securities - available for sale debt securities	86,532	—
Accounts receivable, net of allowance for doubtful accounts of $- and $-	4,063	1,480
Other current assets and prepaid expenses (including current portion of clinical materials)	17,983	15,798
Total current assets	253,904	198,751

Restricted cash	4,232	4,017
Clinical materials	2,096	2,580
Property, plant and equipment, net	39,771	27,899
Intangibles, net	1,374	1,268

Total assets	301,377	234,515

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts due to related parties of $- and $326)	2,489	11,350
Accrued expenses and other accrued liabilities (including amounts due to related parties of $1 and $39)	23,491	17,528
Deferred revenue	42,592	11,392
Total current liabilities	68,572	40,270

Deferred revenue, non-current	—	24,962
Other liabilities, non-current	3,820	3,141

Total liabilities	72,392	68,373

Contingencies and commitments — Note 9

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 562,119,334 issued and outstanding (2016: 574,711,900 authorized and 424,775,092 issued and outstanding)	854	683
Additional paid in capital	452,553	341,200
Accumulated other comprehensive loss	(20,055)	(14,249)
Accumulated deficit	(204,367)	(161,492)
Total stockholders’ equity	228,985	166,142

Total liabilities and stockholders’ equity	$301,377	$234,515

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$27,185	$2,416	$33,563	$5,662
Operating expenses
Research and development	(24,034)	(15,610)	(62,240)	(46,942)
General and administrative	(8,111)	(5,424)	(22,284)	(16,863)
Total operating expenses (including purchases from related parties, net of reimbursements of $67, $523, $781 and $1,852)	(32,145)	(21,034)	(84,524)	(63,805)
Operating loss	(4,960)	(18,618)	(50,961)	(58,143)
Interest income	713	289	1,465	839
Interest expense	(8)	—	(14)	—
Other income, net	3,602	(61)	7,256	1,595
Loss before income taxes	(653)	(18,390)	(42,254)	(55,709)
Income taxes	(225)	(104)	(621)	(456)
Net loss attributable to ordinary shareholders	$(878)	$(18,494)	$(42,875)	$(56,165)

Net loss per ordinary share
Basic and diluted	$(0.00)	$(0.04)	$(0.08)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	561,239,864	424,711,900	516,352,141	424,711,900

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(878)	$(18,494)	$(42,875)	$(56,165)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $- and $-	(1,623)	(779)	(2,932)	(5,649)
Unrealized losses on available for sale debt securities	(1,578)	—	(2,874)	—

Total comprehensive loss for the period	$(4,079)	$(19,273)	$(48,681)	$(61,814)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

(in thousands, except share data)

				Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid in capital	Accumulated foreign currency translation adjustments	Accumulated unrealized gains (losses) on available for sale debt securities	Accumulated deficit	Total stockholders' equity
Balance as of 1 January 2017	424,775,092	$683	$341,200	$(14,249)	$—	$(161,492)	$166,142

Net loss						(42,875)	(42,875)
Issuance of common stock	136,201,338	170	102,997				103,167
Issuance of shares upon exercise of stock options	1,142,904	1	400				401
Other comprehensive loss
Foreign currency translation adjustments				(2,932)			(2,932)
Unrealized losses on available for sale debt securities					(2,874)		(2,874)
Share-based compensation expense			7,956				7,956
Balance as of September 30, 2017	562,119,334	$854	$452,553	$(17,181)	$(2,874)	$(204,367)	$228,985

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(42,875)	$(56,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,418	2,290
Amortization	267	122
Share-based compensation expense	7,956	6,825
Unrealized foreign exchange gains	(6,886)	(1,943)
Other	606
Changes in operating assets and liabilities:
Increase (decrease) in receivables and other operating assets	4,180	(912)
(Decrease) increase in non-current operating assets	(484)	2,041
Decrease (increase) in payables and deferred revenue	859	(2,796)
Net cash used in operating activities	(32,959)	(50,538)

Cash flows from investing activities
Acquisition of property, plant and equipment	(22,791)	(4,840)
Acquisition of intangibles	(288)	(1,024)
Proceeds from disposal of property, plant and equipment	550	—
Maturity of short-term deposits	40,645	49,497
Investment in short-term deposits	(18,000)	(42,837)
Maturity or redemption of marketable securities	7,032	—
Investment in marketable securities	(93,218)	—
Net cash (used in) provided by investing activities	(86,070)	796

Cash flows from financing activities
Proceeds from issuance of common stock, after offering expenses of $4,774	103,167	—
Proceeds from exercise of stock options	401	—
Net cash provided by financing activities	103,568	—

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	2,223	(4,443)
Net decrease in cash and cash equivalents	(13,238)	(54,185)
Cash, cash equivalents and restricted cash at start of period	162,796	198,771
Cash, cash equivalents and restricted cash at end of period	$149,558	$144,586

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $204.4 million as of September 30, 2017.

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

(d)                       Cash, cash equivalents and restricted cash

The Company considers all highly-liquid investments with a maturity at acquisition date of three months or less to be cash equivalents. Cash and cash equivalents comprise cash balances and deposits with maturities of three months or less.  The cash and cash equivalents and short-term deposits are held with multiple banks and we monitor the credit rating of those banks.  The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the U.S. and the U.K. Government Financial Services Compensation Scheme in the U.K.

The Company’s restricted cash consists of cash providing security for letters of credit in respect of lease agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$145,326	$158,779
Restricted cash	4,232	4,017
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$149,558	$162,796

(e)                       Available-for-sale debt securities

At September 30, 2017, the Company has the following investments in available-for-sale debt securities, which are categorized as cash equivalents or marketable securities — available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

	Maturity	Amortized cost	Gross Unrealized Gains		Gross Unrealized Losses	Foreign currency translation adjustment	Aggregate Estimated Fair Value
Cash equivalents:
Commercial paper	Less than 3 months	$1,099	$		$(20)	$20	$1,099
		$1,099		$—	$(20)	$20	$1,099

Marketable securities:
Corporate debt securities	3 months to 1 year	$86,575		$1	$(2,774)	$2,730	$86,532
		$86,575		$1	$(2,774)	$2,730	$86,532

Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current marketable securities — available-for-sale debt securities based on the maturity dates and management’s intentions.

At September 30, 2017, the Company has classified all of its available-for-sale debt securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities is measured at fair value at each reporting date.  Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses, interest income and amortization of premiums and discounts at acquisition are included in other income (expense), net.  In the three months and nine months ended September 30, 2017, proceeds from the maturity or redemption of available for sales securities were $7,032,000. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the three and nine months ended September 30, 2017 and, as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same period.

At each reporting date, the Company assesses whether each individual investment is impaired, which occurs if the fair value is less than the amortized cost, adjusted for amortization of premiums and discounts at acquisition.  If the investment is impaired, the impairment is assessed to determine if it is other than temporary.  Impairments judged to be other than temporary are included in other income (expense), net when they are identified. At September 30, 2017, the aggregate fair value of securities held by the Company in an unrealized loss position was $85,630,000, which consisted of 39 securities.  No securities have been in an unrealized loss position for more than one year. At September 30, 2017, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

The cost of securities sold is based on the specific-identification method. Interest on debt securities is included in interest income.

Our investment in available-for-sale debt securities is subject to credit risk.  The Company’s investment policy limits investments to certain types of instruments, such as money market instruments and corporate debt securities, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

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

(g)                       Related parties

The Company has historically entered into several agreements with Immunocore Limited (“Immunocore”). During the nine months ended September 30, 2017, Immunocore has invoiced the Company in respect of: (i) services provided under a target collaboration agreement (which terminated on March 1, 2017); (ii) costs relating to prosecution of jointly owned patents; and (iii) property rents.

During the nine months ended September 30, 2017, all of the Company’s U.K-based research and development and corporate staff moved into the Company’s new building at Milton Park, Oxfordshire, which comprises laboratory and office space. Consequently, the Company’s lease from Immunocore of premises formerly used for research and development terminated on June 1, 2017 and the Company received $550,000 in relation to leasehold improvements as provided for under the lease. The lease of the Company’s former corporate office premises was assigned to Immunocore effective from July 1, 2017 in a transaction on arms-length terms.

As of the closing of the Company’s registered direct offering of its American Depositary Shares on April 10, 2017, Immunocore held less than 5% of the Company’s shares.

(h)                                 New accounting pronouncements

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

To be adopted in future periods

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”) which requires a new approach to revenue recognition and, in March, April, May and December 2016, the FASB issued additional clarification related to this guidance. This guidance has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company intends to adopt the guidance retrospectively, with the cumulative effect of initially applying the guidance recognized at the date of initial application, with effect from January 1, 2018.  Whilst the Company’s assessment of the impact of the guidance is substantially complete, the cumulative effect of adopting the guidance on our financial statements cannot reasonably be quantified at this time because it is dependent on estimates, such as the probability of future milestone payments, which cannot be determined until the date of initial application. However, the adoption of ASC 606 may have a material impact on the Company’s financial statements due to the following:

•                  Under the collaboration and license agreement with GSK (the “GSK Agreement”), the Company will receive non-substantive milestone payments in the future upon achievement of specified development milestones. Non-substantive milestones are currently included within the transaction price upon achievement of the milestone and recognized over the period during which we are delivering services to GSK.  ASC 606 requires an entity to estimate the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer.  This includes an estimate of variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  This may result in milestone payments being recognized earlier under ASC 606 than under existing guidance, if it is considered probable that the milestone will be achieved.

•                  Upfront payments and non-refundable milestone payments are currently recognized in revenue using the proportional performance model ratably over the period that services are rendered, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. ASC 606 requires an entity to recognize revenue using a measure of progress that depicts the transfer of control of the goods or services to the customer.  We consider that an input measure, such as costs incurred or labor hours, relative to the total expected inputs will be the appropriate measure to depict the transfer of control of the services under the GSK Agreement.  This may impact the timing of our revenue from the GSK Agreement.

ASC 606 requires an entity to provide financial statement users with sufficient information to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. To help achieve this objective, ASC 606 requires certain quantitative and qualitative disclosures, which will be more extensive than our current revenue disclosures.

The Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact the Company’s assessment of ASC 606.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASC 2016-13 — Financial Instruments — Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early application is permitted for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on the consolidated financial statements.

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

Note 3 — Revenue

Revenue represents recognized income from the GSK Agreement which requires the Company to provide multiple deliverables to GSK.  The GSK Agreement related to up to five target programs, the first of which was the NY-ESO SPEAR T-cell program. On September 7, 2017, and by way of an amendment agreement (the “Amendment”), GSK exercised its option to obtain an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.  The Amendment also specified the activities required to transition the NY-ESO SPEAR T-cell program to GSK. Transition of the program is targeted for completion during 2018.

The exercise of the NY-ESO option and the Amendment has been accounted for as a modification of an existing arrangement.  As of September 7, 2017, we have accounted for the modified arrangement as a multiple-element arrangement consisting of the following deliverables (i) an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program, (ii) the transitional development program for the NY-ESO Spear T-cell during the transition period, (iii) additional transitional services, when and if required by GSK and reimbursed when performed and (iv) the development of, and option to obtain an exclusive license to a second target, PRAME.  As provided under the GSK Agreement, GSK continues to have the right to nominate three additional target peptides, excluding any targets on which work is already under way.  Management does not consider this to be a deliverable at September 7, 2017, because it represents a substantive option not priced at a significant and incremental discount.  After the transition, GSK will assume responsibility for all NY-ESO-related activities.

Upon modification, the non-contingent arrangement consideration was allocated between the separate deliverables using the Company’s best estimate of the relative selling price. In determining the best estimate, the Company considered internal pricing objectives it used in negotiating the GSK Agreement and the Amendment, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program.

Under the GSK Agreement, the Company received an upfront payment of $42.1 million in June 2014 and has achieved non-substantive development milestones of $49.3 million, of which $10.3 million were achieved in the nine months ended September 30, 2017.  Upon exercise of the NY-ESO option, the Company is entitled to receive an option exercise fee of £30 million (approximately $38 million), of which $26.6 million was received in September 2017 and the remainder is payable upon transition of the program to GSK, which is expected to occur during 2018.  The Company is entitled to further non-substantive milestone payments based on the achievement of development milestones by the Company relating to the NY-ESO SPEAR T-cell program.  In addition to the development milestone payments due in relation to the NY-ESO SPEAR T-cell program, the Company is also entitled to non-substantive milestone payments based on achievement of development milestones under the PRAME SPEAR T-cell program, the second target program nominated by GSK under the GSK Agreement.

The Company will also be entitled to further development and commercialization milestone payments based on achievement of specified milestones by GSK.  The Company is entitled to royalties from GSK on all GSK sales of TCR therapeutic products licensed under the GSK Agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales. Sales milestones also apply once any TCR therapeutic covered by the GSK Agreement is on the market.

The revenue allocated to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized as revenue upon commencement of the exclusive license, which occurs on completion of defined transition activities and transition of sponsorship of clinical programs to GSK.  The revenue allocated to the transitional development program for the NY-ESO Spear T-cells and the development of, and option to obtain an exclusive license to a second target, PRAME is recognized using the proportional performance model in revenue systematically over the period in which the Company is delivering services under the GSK Agreement, which is determined to be the estimated duration of the development activities to be performed by Adaptimmune under the GSK Agreement.

Management regularly reviews and monitors the performance of the GSK Agreement to determine the period over which the Company will be delivering services to GSK: and when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  Upon the exercise of the NY-ESO option, the estimate of the period over which the Company will be delivering services to GSK in relation to the NY-ESO Spear T-Cell development program has significantly reduced, resulting in an increase in revenue amortization of $17.5 million in September 2017.  Management estimates that all deferred revenue, totaling $42.6 million, will now be amortized within 12 months.

The GSK Agreement is effective until all payment obligations expire. The GSK Agreement can also be terminated on a collaboration program-by-collaboration program basis by GSK for lack of feasibility or inability to meet certain agreed requirements. Both parties have rights to terminate the GSK Agreement for material breach upon 60 days’ written notice or immediately upon insolvency of the other party. GSK has additional rights to terminate either the GSK Agreement or any specific license or collaboration program on provision of 60 days’ notice to us. The Company also has rights to terminate any license where GSK ceases development or withdraws any licensed TCR therapeutic in specified circumstances.

Note 4 — Loss per share

The dilutive effect of 75,087,783, 47,392,118, 69,136,398 and 44,951,407 stock options for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016, respectively have been excluded from the diluted loss per share calculation, because they would have an antidilutive effect on the loss per share for the period.

Note 5 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of September 30, 2017 are as follows (in thousands):

	September 30,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Corporate debt securities	$86,532	$86,532	$—	$—

The Company estimates the fair value of available-for-sale debt securities with the aid of a third party valuation service, which uses actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value.  If observed market prices are not available (for example securities with short maturities and infrequent secondary market trades), the securities are priced using a valuation model maximizing observable inputs, including market interest rates.

Note 6 — Property, plant and equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Computer equipment	$2,339	$1,904
Laboratory equipment	16,978	11,423
Office equipment	837	265
Leasehold improvements	27,268	4,498
Assets under construction	129	14,332
	47,551	32,422
Less accumulated depreciation	(7,780)	(4,523)
	$39,771	$27,899

Depreciation expense was $1,395,000 and $779,000 for the three months ended September 30, 2017 and 2016, respectively, and $3,418,000 and $2,290,000 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Acquired software licenses	$1,699	$1,310
Licensed IP rights - completed technology used in R&D	198	183
	1,897	1,493
Less accumulated amortization	(523)	(225)
	$1,374	$1,268

Amortization expense was $108,000 and $40,000 for the three months ended September 30, 2017 and 2016, respectively, and $267,000 and $122,000 for the nine months ended September 30, 2017 and 2016, respectively.

Note 8 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Clinical & Development Accruals	$7,540	$4,938
Accrued employee expenses	5,351	4,539
Accrued capital expenditure	709	3,954
VAT	6,067	2,014
Accrued expenses	3,486	1,003
Other	338	1,080
	$23,491	$17,528

The Company typically has a receivable for VAT.  At September 30, 2017 and December 31, 2016, there was a VAT payable due to VAT arising on the milestone payments invoiced to GSK in the previous quarter.

Note 9 — Contingencies and commitments

Leases

Future minimum lease payments under operating leases at September 30, 2017 are presented below (in thousands):

September 30, 2017
2017	$479
2018	3,051
2019	3,755
2020	3,797
2021	3,841
Thereafter	18,917
$33,840

The Company leases property under operating leases expiring through 2027. Lease expenses amounted to $802,000 and $327,000 for the three months ended September 30, 2017 and 2016 and $2,882,000 and $1,159,000 for the nine months ended September 30, 2017 and 2016, respectively, which is included within research and development and general and administrative expenses in the Company’s unaudited consolidated statements of operations.

In May 2017, the Company entered into an agreement for the lease of a building at Milton Park, Oxfordshire, U.K.  The term of the lease expires on October 23, 2041, with termination options exercisable by the Company on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.  The related lease commitments are included in the table above.

Capital commitments

At September 30, 2017, the Company had commitments for capital expenditure totaling $1,082,000, which the Company expects to incur within one year.

Commitments for clinical materials, clinical trials and contract manufacturing

At September 30, 2017, the Company had non-cancellable commitments for purchase of clinical materials, executing and administering clinical trials, and for contract manufacturing of $74,240,000, of which the Company expects to pay $34,163,000 within one year, $21,364,000 in one to three years, $17,535,000 in three to five years, and $1,178,000 after five years.  The amount and timing of these payments vary depending on the rate of progress of development and clinical trial enrollment rates.  The Company’s subcontracted costs for clinical trials and contract manufacturing were $29,587,000 and $15,908,000 for the nine months ended September 30, 2017 and 2016, respectively.

Bellicum Pharmaceuticals Inc., Co-Development and Co-Commercialization Agreement

On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement with Bellicum Pharmaceuticals, Inc. (“Bellicum”) in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T-cell therapies.

Under the agreement, the Company will evaluate Bellicum’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with the Company’s SPEAR T-cells for the potential to create enhanced T-cell therapeutics. Depending on results of the initial preclinical proof-of-concept phase, the agreement may progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies.  During the proof of concept phase, each party bears its own costs and there are no payments made between the Company and Bellicum.  Any research and development costs incurred by the Company with third parties have been accounted for in accordance with the Company’s accounting policy for research and development expenses.

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

Merck Combination Agreement

On October 27, 2016, the Company entered into a clinical trial collaboration agreement with Merck & Co., Inc. (“Merck”) (known as MSD outside the United States and Canada), for the assessment of the NY-ESO SPEAR T-cell therapy in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab), in patients with multiple myeloma. Under the terms of the agreement, each of Merck and the Company will manufacture and supply its relevant compound for use in the combination study. Each of the Company and Merck are responsible for their own costs incurred in the performance of obligations under the agreement. Any research and development costs incurred by the Company with third parties have been accounted for in accordance with the Company’s accounting policy for research and development expenses. The agreement will last until the earlier of delivery of the final study report or study completion. Either party may terminate the agreement for material breach, patient safety, regulatory action preventing supply of compound or withdrawal of regulatory approval for one of the combination study compounds. Merck may also terminate the agreement where it believes its compound is being used in an unsafe manner. As a result of GSK’s exercise of its option over the NY-ESO SPEAR T-cell program, the clinical trial and performance obligations covered by the agreement with Merck will transition to GSK at the same time as other clinical trials using the NY-ESO SPEAR T-cell.

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

Under the terms of the agreement, the Company has committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson.  The Company made an upfront payment of $3,412,000 to MD Anderson in the nine months ended September 30, 2017 and is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs will be expensed to research and development as MD Anderson renders the services under the strategic alliance.

The agreement may be terminated by either party for material breach by the other party. Individual studies may be terminated for, amongst other things, material breach, health and safety concerns or where the institutional review board, the review board at the clinical site with oversight of the clinical study, requests termination of any study. Where any legal or regulatory authorization is finally withdrawn or terminated, the relevant study will also terminate automatically.

Universal Cells Research, Collaboration and License Agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2.5 million to Universal Cells in November 2015, a milestone payment of $3.0 million in February 2016 and further milestone payments of $0.8 million in 2017.  Further milestone payments of up to $43.5 million are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.  The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

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

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$1,683	$1,170	$3,912	$3,438
General and administrative	1,516	1,116	4,044	3,387
	$3,199	$2,286	$7,956	$6,825

There were 8,756,211 and 2,414,576 options over ordinary shares granted in the three months ended September 30, 2017 and 2016, respectively, with a weighted average fair value of $0.34 and $0.74, respectively.  There were 28,959,363 and 17,758,373 options over ordinary shares granted in the nine months ended September 30, 2017 and 2016, respectively, with a weighted average fair value of $0.34 and $0.74, respectively. There were 74,145,505 and 49,237,290 share options outstanding at September 30, 2017 and December 31, 2016.

At September 30, 2017, there were 3,224,600 share options granted to nonemployees outstanding.  Share-based compensation expense relating to non-employee options was an expense of $297,000 and a benefit of $24,000 in the three months ended September 30, 2017 and 2016, respectively, and an expense of $401,000 and a benefit of $139,000 in the nine months ended September 30, 2017 and 2016, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements” in this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included elsewhere in this report and the Company’s consolidated financial statements and accompanying notes included within our Annual Report.

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

Update on Clinical Pipeline Progress

We have Phase 1/2 clinical trials ongoing with our wholly-owned MAGE-A10, MAGE-A4 and AFP SPEAR T-cells in a total of eight tumor types including non-small cell lung cancer (“NSCLC”), head and neck cancer, ovarian, urothelial, esophageal and gastric cancers.

GSK exercised its option to take an exclusive license to the NY-ESO SPEAR T-cell program on September 7, 2017 and we are in the process of transitioning the clinical program to GSK.

Our MAGE-A10 SPEAR T-cell Therapy

Clinical trials are ongoing in NSCLC, urothelial, melanoma and head and neck cancers.

•             NSCLC: Enrollment of patients into this program has been challenging but multiple sites are active in the United States and Canada and a site has been initiated in the United Kingdom.

•             3-tumor trial: Multiple trial sites are now active in the United States and Canada.

Initial data from our MAGE-A10 SPEAR T-cell is expected during 2018.

Our AFP SPEAR T-cell Therapy

We have a Phase 1, open label, dose escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate in hepatocellular carcinoma (“HCC”) ongoing in the United States. The trial will include a dose escalation and expansion of a tolerable dose to explore initial evidence of anti-tumor activity.

Our MAGE-A4 SPEAR T-cell Therapy

The IND for a clinical trial of our MAGE-A4 SPEAR T-cell in multiple solid tumors was opened at the start of 2017. Multiple sites in the United States are now active and recruiting. Initial data is anticipated in 2018.

NY-ESO SPEAR T-cell Therapy

The NY-ESO SPEAR T-cell is currently in clinical trials in the United States. On September 7, 2017, we announced that GSK had exercised its option under the GSK Agreement to exclusively license the right to research, develop and commercialize the NY-ESO SPEAR T-cell.

Following exercise of this option by GSK, we are transitioning the NY-ESO SPEAR T-cell program to GSK, with full transition anticipated during 2018.

•                  Synovial Sarcoma: Enrollment in the synovial sarcoma pilot trial will continue in cohorts 2 and 4 and the program will transition to GSK during 2018. The trial is ongoing in the United States.

•                  MRCLS: Enrollment in this program will continue and the program will transition to GSK during 2018. The trial is ongoing in the United States.

•                  Ovarian program: Enrollment in the ovarian program will cease and GSK will assume responsibility for any further development for this indication and any long term follow up for patients previously enrolled and treated in the program.

•                  Myeloma program: Initiation and activation of sites in the ongoing multiple myeloma combination study with Merck’s anti-programmed death-1 (“PD-1”) inhibitor, KEYTRUDA® (pembrolizumab) will continue as previously planned. The study will transition to GSK during 2018.

•                 NSCLC program: Enrollment in the NSCLC study will be closed and GSK will assume responsibility for any further development for this indication. Any patients enrolled in the NSCLC study will continue to be treated and followed for safety, efficacy and long term follow up.

The conduct and timing of any pivotal trial using the NY-ESO SPEAR T-cell will be the responsibility of GSK following exercise of its option over the NY-ESO SPEAR T-cell program.

The NY-ESO SPEAR T-cell has shown promising initial results in clinical trials with responses observed in all ongoing synovial sarcoma cohorts. Response rates of 50% in cohorts 1 and 4 were reported at the American Society of Clinical Oncology (ASCO) meeting on June 5, 2017 and updated survival analysis for cohort 1 showed a median predicted overall survival of 120 weeks. Updated response rates at day 100 post autologous stem cell transplant (“ASCT”) in multiple myeloma will be presented at the American Society of Hematology (ASH) annual meeting in December 2017. The NY-ESO SPEAR T-cell continues to show a promising tolerability profile to date in all clinical trials with no events of seizure, cerebral edema or encephalopathy observed.  The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to the NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, cytokine release syndrome (“CRS”), lymphopenia, leukopenia, cough, ALT increase, AST increase, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. For further details on adverse events please see Part II — Item 1A Risk Factors — “Our SPEAR T-cells may have undesirable side effects or have other properties that could halt their clinical development, prevent regulatory approval, limit their commercial potential or otherwise result in significant negative consequences” of our Quarterly Report.

Significant Events in the Three Months Ended September 30, 2017

GSK Option Exercise

On September 7, 2017, we announced that GSK exercised its option under the GSK Agreement signed in 2014 to exclusively license the right to research, develop, and commercialize our NY-ESO SPEAR T-cell program. As a result of the option exercise and completion of the transition program, we will receive up to £48 million (approximately $61 million) from GSK over the course of the transition period, of which ₤23.9 million (approximately $28.5 million) has been received in September 2017. This includes development milestones of up to £18 million (approximately $23 million) and the option payment of £30 million (approximately $38 million), which also allows GSK to nominate two additional targets following completion of the transition. Successful continuation of development and subsequent commercialization of NY-ESO would trigger additional payments for development milestones, tiered sales milestones, and mid-single to low double-digit royalties on worldwide net sales.

The GSK Agreement was announced in June 2014 and was for up to five programs including the NY-ESO SPEAR T-cell program. The terms of the GSK Agreement were expanded in February 2016 to accelerate development of NY-ESO SPEAR T-cell therapy toward registration trials in synovial sarcoma, to explore development in MRCLS and to enable combination studies. In January 2017, GSK nominated PRAME as a second target and, as a consequence of GSK’s recent option exercise for the NY-ESO SPEAR T-cell program, GSK will have the right to nominate its third and fourth targets. The GSK Agreement excludes GSK’s ability to nominate any targets on which work is already under way, including our wholly owned MAGE-A10, MAGE-A4, and AFP clinical programs and our active preclinical pipeline.

We will work with GSK to transition the NY-ESO SPEAR T-cell development program to GSK during 2018. After the transition, GSK will assume sponsor responsibility for all NY-ESO SPEAR T-cell related activities.

Financial Operations Overview

Revenue

Revenue represents recognized income from the GSK Agreement which requires the Company to provide multiple deliverables to GSK.  The GSK Agreement related to up to five target programs, the first of which was the NY-ESO SPEAR T-cell program. On September 7, 2017 and by way of the Amendment, GSK exercised its option to obtain an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.  The Amendment also specifies the activities required to transition the NY-ESO SPEAR T-cell program to GSK. Transition of the program is targeted for completion during 2018.  After the transition, GSK will assume responsibility for the whole NY-ESO SPEAR T-cell program.

The exercise of the NY-ESO option and the Amendment has been accounted for as a modification of an existing arrangement.  As of September 7, 2017, we have accounted for the modified arrangement as a multiple-element arrangement consisting of the following deliverables (i) an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program, (ii) the transitional development program for the NY-ESO Spear T-cell during the transition period, (iii) additional transitional services, when and if required by GSK and reimbursed when performed and (iv) the development of, and option to obtain an exclusive license to a second target, PRAME.  As provided under the GSK Agreement, GSK continues to have the right to nominate three additional target peptides, excluding any targets on which work is already under way.  This is not considered to be a deliverable at September 7, 2017, because it represents a substantive option not priced at a significant and incremental discount.  After the transition, GSK will assume responsibility for all NY-ESO-related activities.

Upon modification, the non-contingent arrangement consideration was allocated between the separate deliverables using the Company’s best estimate of the relative selling price. In determining the best estimate, the Company considered internal pricing objectives it used in negotiating the GSK Agreement and the recent amendment, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program.

The Company received an upfront payment of $42.1 million in June 2014 and has achieved non-substantive development milestones of $49.3 million, of which $10.3 million were achieved in the nine months ended September 30, 2017.  Upon exercise of the NY-ESO option, the Company is entitled to receive an exercise fee of £30 million (approximately $38 million), of which $26.6 million was received in September 2017 and the remainder is payable upon successful completion of transition activities.  The Company is entitled to further non-substantive milestone payments based on the achievement of development milestones by the Company relating to the NY-ESO SPEAR T-cell program.  The Company will also be entitled to further development and commercialization milestone payments based on achievement of specified milestones by GSK.  In addition to the development milestones, the Company is entitled to royalties from GSK on all GSK sales of TCR therapeutic products licensed under the GSK Agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales. No royalties have been received as of September 30, 2017. Sales milestones also apply once any TCR therapeutic covered by the GSK Agreement is on the market. In addition to the development milestone payments due in relation to the NY-ESO SPEAR T-cell program, the Company is also entitled to non-substantive milestone payments based on achievement of development milestones under the PRAME SPEAR T-cell program, the second target program nominated by GSK under the GSK Agreement.

The revenue allocated to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized as revenue upon commencement of the exclusive license, which occurs on completion of defined transition activities and transition of sponsorship of clinical programs to GSK.  The revenue allocated to the transitional development program for the NY-ESO Spear T-cells and the development of, and option to obtain an exclusive license to a second target, PRAME is recognized using the proportional performance model in revenue systematically over the period in which the Company is delivering services under the GSK Agreement, which is determined to be the estimated duration of the development activities to be performed by Adaptimmune under the GSK Agreement.

We regularly review and monitor the performance of the GSK Agreement to determine the period over which we will be delivering services to GSK and when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  Upon the exercise of the NY-ESO Option, the estimate of the period over which we will be delivering services to GSK in relation to the NY-ESO Spear T-cell development program has significantly reduced, resulting in an increase in revenue amortization of $17.5 million in September 2017.

The GSK Agreement is effective until all payment obligations expire. The agreement can also be terminated on a collaboration program-by-collaboration program basis by GSK for lack of feasibility or inability to meet certain agreed requirements. Both parties have rights to terminate the GSK Agreement for material breach upon 60 days’ written notice or immediately upon insolvency of the other party. GSK has additional rights to terminate either the GSK Agreement or any specific license or collaboration program on provision of 60 days’ notice to us. The Company also has rights to terminate any license where GSK ceases development or withdraws any licensed TCR therapeutic in specified circumstances.

In May 2014, the FASB issued guidance which requires a new approach to revenue recognition effective for the fiscal year beginning January 1, 2018, including interim reporting periods within that reporting period.  See Note 2(h) to the consolidated financial statements for further information.

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

For further detail please see Part II — Item 1A Risk Factors — Risks Related to the Development of our SPEAR T-cells of our Quarterly Report.

A change in the outcome of any of these variables may significantly change the costs and timing associated with the development of that SPEAR T cell. For example, if the U.S. Food and Drug Administration (“FDA”), or another regulatory authority, requires us to conduct clinical trials beyond those that we currently anticipate will be required for regulatory approval, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Other Income (Expense), net

Other income (expense), net comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from our GSK Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. Dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. Our income tax recognized represents the tax currently payable arising on taxable profits from our U.S. subsidiary, which is subject to U.S. federal corporate income tax of 34%.  The U.S. subsidiary has been granted an exemption from certain state and local taxes, which we anticipate being in place for the next several years.

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

VAT is charged on all qualifying goods and services by VAT-registered businesses. An amount of 20% of the value of the goods or services is added to all relevant sales invoices and is payable to the U.K. tax authorities. Similarly, VAT paid on purchase invoices paid by Adaptimmune Limited and Adaptimmune Therapeutics plc is reclaimable from the U.K. tax authorities.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016, together with the changes to those items (in thousands).

	Three months ended September 30,
	2017	2016	Increase/decrease
Revenue	$27,185	$2,416	$24,769	1025%
Research and development expenses	(24,034)	(15,610)	(8,424)	54%
General and administrative expenses	(8,111)	(5,424)	(2,687)	50%
Total operating expenses	(32,145)	(21,034)	(11,111)	53%
Operating loss	(4,960)	(18,618)	13,658	(73)%
Interest income	713	289	424	147%
Interest expense	(8)	—	(8)	N/A
Other income (expense), net	3,602	(61)	3,663	NM
Loss before income taxes	(653)	(18,390)	17,737	(96)%
Income taxes	(225)	(104)	(121)	116%
Loss for the period	$(878)	$(18,494)	$17,616	(95)%

NM — Not meaningful

Revenue

Revenue increased by $24.8 million to $27.2 million in the three months ended September 30, 2017 compared to $2.4 million for the three months ended September 30, 2016.

We recognize non-contingent milestones earned under the GSK Agreement using a proportional performance method over an estimate of the period which we will be delivering services to GSK.  When a milestone is achieved, the total non-contingent consideration, including the milestone, is recognized over the period we are delivering services to GSK, resulting in an adjustment to the cumulative revenue amortization in the period the milestone is achieved and higher revenue amortization in future periods.  Any changes in the estimate of the period over which we are delivering services to GSK will also result in an adjustment to the cumulative revenue amortization in the period the estimate is revised.

On September 7, 2017, GSK exercised its option to the NY-ESO SPEAR T-cell program and further amended the GSK Agreement.  The increase in revenue in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is due in part to the $9.1 million of milestone payments being achieved in the three months ended September 30, 2017 compared to $nil in the three months ended September 30, 2016.  Furthermore, upon the exercise of the NY-ESO option, the estimate of the period over which we will be delivering services to GSK in relation to the NY-ESO SPEAR T-cell development program has significantly reduced, resulting in an increase in cumulative revenue amortization of $17.5 million in September 2017.

Future revenues will fluctuate depending on the timing of achieving future development deliverables, which is difficult to predict.  However, we expect the revenue for three months ended December 31, 2017 and future quarters will be lower than the three months ended September 30, 2017 because the revenue for the three months ended September 30, 2017 includes the impact of cumulative adjustments to revenue amortization for milestones achieved in the quarter and the change in estimate of the period over which we are recognizing revenue.  However, revenue allocated to GSK’s exclusive license to the NY-ESO T-cell therapy will be recognized upon transfer of sponsorship of the NY-ESO SPEAR T-cell clinical program to GSK which will result in higher revenues in the quarter in which that occurs.

Research and Development Expenses

Research and development expenses increased by 54% to $24.0 million for the three months ended September 30, 2017 from $15.6 million for the three months ended September 30, 2016.  Our research and development expenses comprise the following (in thousands):

	Three months ended September 30,
	2017	2016	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$12,371	$9,788	$2,583	26%
Subcontracted expenditure	12,292	6,032	6,260	104%
Share-based compensation expense	1,683	1,169	514	44%
Payments for in-process research and development	685	—	685	N/A
Reimbursements for research and development tax and expenditure credits	(2,997)	(1,379)	(1,618)	117%
	$24,034	$15,610	$8,424	54%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $8.4 million for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to the following:

•                  an increase of $2.6 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 216 to 264;

•                  an increase of $6.3 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, and an increase in process development relating to manufacturing;

•                  an increase of $0.5 million in share-based compensation expense for employee and nonemployee share options; and

•                  an increase of $0.7 million in payments made to Universal Cells for in-process research and development; and

offset by:

•                  an increase in reimbursements for research and development tax and expenditure credits of $1.6 million.

Our subcontracted costs for the three months ended September 30, 2017 were $12.3 million, compared to $6.0 million in the same period of 2016, of which $3.4 million related to our NY-ESO SPEAR T-cells, $2.0 million related to process development for our SPEAR T-cell platform and the remaining $6.9 million related to our internal pipeline, including our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells.

Our research and development expenses are highly dependent on the phases and progression of our research projects and therefore fluctuate from period to period.  We anticipate that our research and development expenses will be higher in the year ended December 31, 2017 compared to the year ended December 31, 2016 and will continue to increase in the year ended December 31, 2018.  The increase in research and development is due to an increase in expenditure on clinical trials as enrollment in our clinical trials progress and we also expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials and develop our manufacturing capabilities at our U.S. facility. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense related to nonemployee option grants will fluctuate in future periods due to changes in the assumptions to the fair value calculation, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at September 30, 2017 would have increased the share-based compensation expense for nonemployee option grants in the three months ended September 30, 2017 by approximately $33,000.

General and Administrative Expenses

General and administrative expenses increased by 50% to $8.1 million for the three months ended September 30, 2017 from $5.4 million in the same period in 2016.

The net increase of $2.7 million was primarily due to a $1.1 million increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals to support our growth, and an increase in costs associated with supporting and maintaining our IT infrastructure.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Other Income (Expense), Net

Other income (expense), net was an income of $3.6 million for the three months ended September 30, 2017 compared to an expense of $61,000 for the three months ended September 30, 2016.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by our U.K. subsidiary.  Other income, net has increased primarily due to exchange rate fluctuations and lower cash balances because we invested approximately $80 million of cash and cash equivalents into marketable securities in the nine months ended September 30, 2017. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes increased by 116% to $225,000 for the three months ended September 30, 2017 from $104,000 for the three months ended September 30, 2016.  Income taxes arise in the United States and the increase in income taxes in the three months ended September 30, 2017 is due to an increase in the taxable profits in the United States compared to the same period of the prior year.  We incur losses in the United Kingdom.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016, together with the changes to those items (in thousands).

	Nine months ended September 30,
	2017	2016	Increase/decrease
Revenue	$33,563	$5,662	$27,901	493%
Research and development expenses	(62,240)	(46,942)	(15,298)	33%
General and administrative expenses	(22,284)	(16,863)	(5,421)	32%
Total operating expenses	(84,524)	(63,805)	(20,719)	32%
Operating loss	(50,961)	(58,143)	7,182	(12)%
Interest income	1,465	839	626	75%
Interest expense	(14)	—	(14)	N/A
Other income, net	7,256	1,595	5,661	355%
Loss before income taxes	(42,254)	(55,709)	13,455	(24)%
Income taxes	(621)	(456)	(165)	36%
Loss for the period	$(42,875)	$(56,165)	$13,290	(24)%

Revenue

Revenue increased by 493% to $33.6 million for the nine months ended September 30, 2017 compared to $5.7 million for the nine months ended September 30, 2016.

We recognize non-contingent milestones earned under the GSK Agreement using a proportional performance method over an estimate of the period which we will be delivering services to GSK.  When a milestone is achieved, the total non-contingent consideration, including the milestone, is recognized over the period we are delivering services to GSK, resulting in an adjustment to the cumulative revenue amortization in the period the milestone is achieved and higher revenue amortization in future periods.  Any changes in the estimate of the period over which we are delivering services to GSK will also result in an adjustment to the cumulative revenue amortization in the period the estimate is revised.

On September 7, 2017, GSK exercised the NY-ESO Option and amended the GSK Agreement. The increase in revenue in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is due in part to milestones of $10.3 million being achieved in the nine months ended September 30, 2017 compared to $nil in the nine months ended September 30, 2016.  Furthermore, upon the exercise of the NY-ESO Option, the estimate of the period over which we will be delivering services to GSK in relation to the NY-ESO Spear T-Cell development program has significantly reduced, resulting in an increase in cumulative revenue amortization of $17.5 million in September 2017.  The revenue is the nine months ended September 30, 2016 was also adversely impacted by a change in estimate, which reduced revenue in the nine months ended September 30, 2016 by $3.1 million.

Future revenues will fluctuate depending on the timing of achieving future development deliverables, which is difficult to predict.  However, we expect the revenue for three months ended December 31, 2017 and future quarter will be lower than the three months ended September 30, 2017 because the revenue for the three months ended September 30, 2017 includes the impact of cumulative adjustments to revenue amortization for milestones achieved in the quarter and the change in estimate of the period over which we are recognizing revenue.  However, revenue allocated to GSK’s exclusive license to the NY-ESO T-cell therapy will be recognized upon transfer of sponsorship of the NY-ESO SPEAR T-cell clinical program to GSK which will result in higher revenues in the quarter in which that occurs.

Research and Development Expenses

Research and development expenses increased by 33% to $62.2 million for the nine months ended September 30, 2017 from $46.9 million for the nine months ended September 30, 2016.  Our research and development expenses comprise the following (in thousands):

	Nine months ended September 30,
	2017	2016	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$34,856	$30,197	$4,659	15%
Subcontracted expenditure	29,587	15,908	13,679	86%
Share-based compensation expense	3,913	3,438	475	14%
Payments for in-process research and development	1,186	3,000	(1,814)	(60)%
Reimbursements for research and development tax and expenditure credits	(7,302)	(5,601)	(1,701)	30%
	$62,240	$46,942	$15,298	33%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $15.3 million for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to the following:

•                  an increase of $4.7 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 203 to 253;

•                  an increase of $13.7 million in subcontracted expenditures, including clinical trial expenses, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, contract research organization (CRO) costs, and manufacturing expenses driven by increased recruitment in our clinical trials and an increase in process development relating to manufacturing;

•                  an increase of $0.5 million in share-based compensation expense; and

offset by:

•                  a $1.8 million decrease in payments made to Universal Cells for in-process research and development; and

•                  a $1.7 million increase in reimbursements for research and development tax and expenditure credits.

Our subcontracted costs for the nine months ended September 30, 2017 were $29.6 million, compared to $15.9 million in the same period of 2016, of which $10.7 million related to our NY-ESO SPEAR T-cells, $7.7 million related to process development for our SPEAR T-cell platform, and the remaining $11.2 million related to other projects, including our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells.

Our research and development expenses are highly dependent on the phases and progression of our research projects and therefore fluctuate from period to period.  We anticipate that our research and development expenses will be higher in the year ended December 31, 2017 compared to the year ended December 31, 2016 and continue to increase in the year ended December 31, 2018,  The increase in research and development is due to an increase in expenditure on clinical trials as enrollment in our clinical trials progress and we also expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials and develop our manufacturing capabilities at our U.S. facility. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense related to nonemployee option grants will fluctuate in future periods due to changes in the assumptions to the fair value calculation, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at September 30, 2017 would have increased the share-based compensation expense for nonemployee option grants in the nine months ended September 30, 2017 by approximately $33,000.

General and Administrative Expenses

General and administrative expenses increased by 32% to $22.3 million for the nine months ended September 30, 2017 from $16.9 million in the same period in 2016.

The net increase of $5.4 million was primarily due to a $3.6 million increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals to support our growth, and an increase in costs associated with supporting and maintaining our IT infrastructure.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Other Income, Net

Other income, net was $7.3 million for the nine months ended September 30, 2017 compared to $1.6 million for the nine months ended September 30, 2016.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by our U.K. subsidiary.  Other income, net has increased primarily due to exchange rate fluctuations and lower cash balances because we invested approximately $80.0 million of cash and cash equivalents into marketable securities in the nine months ended September 30, 2017. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes increased by 36% to $621,000 for the nine months ended September 30, 2017 from $456,000 for the nine months ended September 30, 2016.  Income taxes arise in the United States.  The increase in income taxes is due to an increase in the taxable profits in the United States as we expand our operations.  We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Agreement, government grants and research and development tax and expenditure credits. From inception through to September 30, 2017, we have raised:

•                  $410.8 million, net of issue costs, through the issuance of shares, including $176.0 million raised through our initial public offering in May 2015,  $61.4 million raised through a follow-on public offering in March 2017 and $41.8 million raised through a registered direct offering in April 2017;

•                  $118.1 million upfront fees, milestones and exercise fees under our GSK Agreement;

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

As of September 30, 2017, we had cash and cash equivalents of $145.3 million and Total Liquidity of $231.9 million. We believe that our Total Liquidity and income from GSK upon transition of the NY-ESO program will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through 2020.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(32,959)	$(50,538)
Net cash (used in) provided by investing activities	(86,070)	796
Net cash provided by financing activities	103,568	—
Cash, cash equivalents and restricted cash	149,558	144,586

Operating Activities

Net cash used in operating activities decreased by $17.6 million to $33.0 million for the nine months ended September 30, 2017 from $50.5 million for the nine months ended September 30, 2016. The decrease in cash used in operations was primarily the result of receiving milestones payments and exercise fees from GSK of $34.9 million compared to $3.6 million in the nine months ended September 30, 2016 and the increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses due to the expansion of our operations.

Net cash used in operating activities of $33.0 million for the nine months ended September 30, 2017 comprised a net loss of $42.9 million offset by noncash items of $5.3 million and a net cash inflow of $4.6 million from changes in operating assets and liabilities,. The noncash items consisted primarily of depreciation expense on plant and equipment of $3.4 million and share-based compensation expense of $8.0 million, offset by unrealized foreign exchange gains of $6.9 million.

Investing Activities

Net cash used in investing activities of $86.1 million for the nine months ended September 30, 2017 and net cash provided by investing activities of $0.8 million for the nine months ended September 30, 2016, included:

•                  purchases of property and equipment of $22.8 million and $4.8 million for the nine months ended September 30, 2017 and 2016, respectively, which predominately related to the expansion of our laboratory facilities in the United Kingdom and the United States, including establishing our manufacturing capabilities;

•                  acquisition of intangibles of $0.3 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively;

•                  cash outflows from investment in marketable securities of $93.2 million, net of cash inflows from maturity or redemption of marketable securities of $7.0 million for the nine months ended September 30, 2017;

•                  investment in short-term cash deposits with maturities greater than three months but less than 12 months of $18.0 million and $42.8 million for the nine months ended September 30, 2017 and 2016, respectively;

•                  cash inflows from maturity of short-term deposits of $40.6 million and $49.5 million for the nine months ended September 30, 2017 and 2016, respectively; and

•                  proceeds from sale of property, plant and equipment of $0.6 million for the nine months ended September 30, 2017.

Financing Activities

Net cash from financing activities was $103.6 million and $nil for the nine months ended September 30, 2017 and 2016, respectively.  Net cash from financing activities for the nine months ended September 30, 2017 consisted primarily of net proceeds from a follow-on public offering of ADSs of $61.4 million in March 2017 and net proceeds of $41.8 million from a registered direct offering in April 2017.

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

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$145,326	$158,779
Short-term deposits	—	22,694
Marketable securities	86,532	—
Total Liquidity	$231,858	$181,473

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall liquidity, financial flexibility, capital structure and leverage.  As of September 30, 2017, we have invested $86.5 million in marketable securities.  The definition of Total Liquidity has been amended to include marketable securities, which are highly-liquid and available to use in our current operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of September 30, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations(1)(2)	$33,840	$2,596	$7,531	$7,704	$16,009
Purchase obligations(3)	75,322	35,245	21,364	17,535	1,178
Total contractual cash obligations	$109,162	$37,841	$28,895	$25,239	$17,187

(1)                As of September 30, 2017, operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory, manufacturing and office property in Oxfordshire, U.K. and Philadelphia, U.S.

(2)                  In May 2017, we entered into an agreement for the lease of a building at Milton Park, Oxfordshire, U.K.  The lease term expires on October 23, 2041, with termination options exercisable by us on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.  The related lease commitments are included in the table above.

(3)                       Purchase obligations include signed orders for capital equipment, clinical materials, clinical trial expenses and contract manufacturing, which have been committed but not yet received, committed funding under the MD Anderson strategic alliance and costs relating to the development of our manufacturing capability in Philadelphia, U.S.  The amount and timing of the payments for clinical materials, clinical trial expenses and contract manufacturing may vary depending on the rate of progress of development and clinical trial enrollment rates.

Purchase obligations

On September 26, 2016, we announced that we had entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer.  We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we have committed at least $19,644,000 to fund studies. We made an upfront payment of $3,412,000 to MD Anderson in the nine months ended September 30, 2017 and are obligated to make payments to MD Anderson as certain milestones are achieved. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain. These milestones are included within ‘Purchase obligations’ above.

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

Other obligations

On November 25, 2015, we entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. We paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and further milestone payments of $0.8 million in 2017.  We are obligated to make further payments of up to $43.5 million if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. Future payments are not reflected in the table above because the timing of the payments is uncertain.

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

As of September 30, 2017, we have invested $86.5 million in marketable securities, with the aim of diversifying our investments and reducing credit risks.  We have not entered into investments for trading or speculative purposes.

Interest Rate Risk

Our surplus cash and cash equivalents are invested in interest-bearing savings, money market funds, corporate debt securities and commercial paper from time to time.  Our investments in corporate debt securities are subject to fixed interest rates.  Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates and the fair market value of our corporate debt securities will fall in value if market interest rates increase. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Currency Risk

We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and the United States.  Our revenue from the GSK Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. Dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and the United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of September 30, 2017, the last business day of the reporting period, was £1.00 to $1.34.

Credit Risk

Our cash and cash equivalents are held with multiple banks and we monitor the credit rating of those banks. Our investments in corporate debt securities and commercial paper are subject to credit risk.  Our investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

Trade receivables were $4.1 million and $1.5 million as of September 30, 2017 and December 31, 2016. Trade receivables arise in relation to the GSK Agreement. We have been transacting with GSK since 2014, during which time no impairment losses have been recognized. There are no amounts which are past due as of September 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2017. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2017, we were not a party to any material legal proceedings.

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

For the nine months ended September 30, 2017, year ended December 31, 2016, six months ended December 31, 2015 and the years ended June 30, 2015 and 2014, we incurred net losses of $42.9 million, $71.6 million, $23.0 million, $22.1 million, and $11.6 million, respectively. As of September 30, 2017, we had accumulated losses of $204.4 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, successfully achieving GSK milestones and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

•                  obtaining data from clinical trials which are ongoing for SPEAR T-cells other than the NY-ESO SPEAR T-cell;

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

As of September 30, 2017, we had $145.3 million of cash and cash equivalents and $86.5 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents, short-term deposits and marketable securities together with milestones payments to us under the GSK Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration, may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Risks Related to the Development of Our SPEAR T-cells

Our business is highly dependent on our existing SPEAR T-cell candidates including the NY-ESO SPEAR T-cell, the MAGE-A10 Spear T-cell, MAGE-A4 SPEAR T-cell and AFP SPEAR T-cell, which will require significant additional clinical testing before we can seek regulatory approval and begin commercialization of any of our SPEAR T-cells.

There is no guarantee that any of our SPEAR T-cells will achieve regulatory approval or proceed to the next stage of clinical programs. The process for obtaining marketing approval for any candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval, if at all.

There is no guarantee that the results obtained in current clinical trials for the NY-ESO SPEAR T-cell will be sufficient to plan one or more pivotal clinical trials and obtain regulatory approval or marketing authorization. Negative results in the NY-ESO SPEAR T-cell clinical program or in other investigator-initiated clinical programs utilizing the NY-ESO therapeutic candidate may also impact our ability to obtain regulatory approval for other SPEAR T-cells, either at all or within anticipated timeframes because, although the SPEAR T-cell may target a different cancer peptide, the underlying technology platform, manufacturing process and development process is the same for all of our SPEAR T-cells. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other SPEAR T-cells.

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

We are in the process of expanding our clinical trial foot print to Europe.   This requires gaining the approval of country specific review bodies for GMO application and CTA.  As this is not a harmonized process, the requirements can vary considerably and delays can be incurred at a country level.

In the USA, some institutional review boards, or IRBs, have requested that the Sponsor obtain Investigational Device Exemptions (IDE) from the FDA for the validated clinical trial assay being used to select patients.  This has delayed the initiation of some sites and limited the ability to obtain high risk biopsies until an IDE has been granted.  Adaptimmune plans to proactively seek IDEs for our SPEAR T-cell assays where appropriate.

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

In addition, results seen in third party clinical trials using other cell therapy products, for example CAR-T products, may impact on the further advancement of our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the type and severity of neurotoxological events observed with CD19-directed CAR-T cell treatments, including the fatal events observed in the NCT02535364 trial, occur with our NY-ESO-1 TCRs and we do not therefore believe that any changes to our SPEAR T-cell clinical trial protocols are required. However there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required.

Results seen in clinical trials using products that are used in our combination clinical trials, may impact on the further advancement of our clinical trials. For example, the FDA has placed a clinical hold on three combination studies using KEYTRUDA (pembrolizumab), an anti-PD-1 therapy used to treat multiple myeloma. The hold followed a review of data on patient deaths in these specific combination studies. We have a combination study using the NY-ESO SPEAR T-cell therapy in combination with KEYTRUDA. This combination study has not been placed on hold by the FDA and we have no reason to believe that there is any safety reason for this study to be placed on hold. However there is no guarantee that further reviews of safety data with KEYTRUDA or other anti-PD-1 therapies will not result in delays or holds to our clinical trials or the requirement to amend the protocol for such clinical trials.

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

Our clinical trials and the investigator-initiated clinical trials using the NY-ESO TCR therapeutic are still in the early stages, and it is difficult to predict the results that will be obtained in ongoing clinical trials or the next phase or phases of any clinical program. Our SPEAR T-cells have not previously been tested in combination clinical trials, for example use in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma. It is difficult to predict the way in which our SPEAR T-cells will interact with third-party products used in combination clinical trials. Data seen in other combination trials with KEYTRUDA has resulted in certain combination trials with KEYTRUDA being placed on clinical hold by the FDA. We do not, as yet know, whether similar negative side effects will be seen using KEYTRUDA in combination with the NY-ESO T-cell therapy. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for our SPEAR T-cell therapies alone.

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent our SPEAR T-cells from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death.  The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. Further, following infusion of any of our SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment.  Symptoms in any given subject would be dependent on the location and other characteristics of their tumor.  For example, subjects with lung tumors may experience dyspnea.  Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses.  These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe and require medical intervention.

As of January 5, 2017, 61 subjects have received NY-ESO SPEAR T-cells in Adaptimmune-sponsored studies. The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to the NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, CRS, lymphopenia, leukopenia, cough, ALT increased, AST increased, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. Adverse events with severity grade 3 or higher considered by investigators to be at least possibly related and occurring in more than one patient include lymphopenia, leukopenia, anemia, neutropenia, febrile neutropenia, diarrhea, CRS, graft versus host disease (GVHD), hyponatremia, and musculoskeletal chest pain. There has been one report of fatal (grade 5) bone marrow failure, which was considered related to the study treatment regimen

(preconditioning plus SPEAR T-cell). Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure.  Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, dehydration, graft versus host disease, neutropenia, and rash.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, enterocolitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. Since January 5, 2017, there have also been reports of the following serious unexpected adverse reactions considered at least possibly related by investigators across our trials: grade 3 cytomegalovirus infection, grade 3 acute inflammatory demyelinating polyradiculoneuropathy, and grade 4 cytokine release syndrome.

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

In addition to our Company sponsored clinical programs, the NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Said patient experienced enterocolitis and bone marrow failure followed by fatal gangrenous gastrointestinal necrosis and hemorrhage. The investigator determined there was a reasonable possibility that these events were caused by study treatment.

Enrollment in the trial was temporarily paused pending investigation of the patient fatality, but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. The European Union has since terminated funding of the trial due to the delays in trial progression and we are in discussions with the sponsor, the Christie NHS Trust, in relation to any continuation of the trial.  The enrollment of patients in our own sponsored clinical trials using NY-ESO SPEAR T-cells have not been affected so far, although regulatory authorities in the United Kingdom and United States were informed of the event.

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

Our SPEAR T-cells and their potential associated risks are still under investigation. For example, there is a potential risk that, given that the TCR chains are produced separately and then assembled within patient T cells into full TCRs, the TCR chains from both transduced and naturally occurring T cells could be assembled into an unintended end TCR due to mis-pairing of TCR chains, which could create unknown recognition and cross-reactivity problems within patients. Although this phenomenon has not been reported in humans, it remains a theoretical risk for our SPEAR T-cells and is still being studied and investigated. This could delay regulatory approval, if any, for the relevant SPEAR T-cells. To the extent that any mis-pairing of TCR chains is identified, either in our or our competitors’ clinical trials, additional investment may be required in order to modify relevant SPEAR T-cells and to further assess and validate the risk of such mis-pairing to patients. There is also no guarantee that following modification of the relevant SPEAR T-cell, such modified SPEAR T-cell will remain suitable for patient treatment, that it will eliminate the risk of mis-pairing of TCR chains or that regulatory approval will be obtained at all or on a timely basis in relation to such modified SPEAR T-cells. The occurrence of such events would significantly harm our business, prospects, financial condition and results of operations.

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

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for most of our clinical trials. For example, it has taken longer to recruit patients into our NSCLC trials with both the NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell due to the low percentage expression of peptide antigen seen in the patient populations at the relevant clinical trial sites. With the NY-ESO SPEAR T-cell, presentation of the antigen occurs predominantly in certain sub-types of NSCLC and additional clinical sites may need to be initiated in order to identify patients with those certain NSCLC sub-types. With MAGE-A10, presentation of the peptide antigen is seen in a lower number of patients than anticipated. This has delayed recruitment of patients into NSCLC trials for both therapies and has resulted in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. For example, initial results from current Phase 1/2 clinical trials with the NY-ESO SPEAR T-cell have suggested that fludarabine is required as part of any patient pre-conditioning regimen. This has required amendment to protocol designs, which did not previously include fludarabine, to include fludarabine.

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our SPEAR T-cells, which will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our SPEAR T-cells represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. In addition, in relation to any indication, the standard of care for patients in that indication may change or further develop meaning that clinical sites are no longer prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. For example, the standard of care in melanoma has changed since the start of our clinical trials in melanoma with the NY-ESO SPEAR T-cell and as a result the clinical trial has been halted due to anticipated unavailability of patients. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a SPEAR T-cell through clinical trials.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result, and have resulted in, increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our SPEAR T-cells.

Comparability studies related to the manufacturing of our SPEAR T-cells may be required ahead of any pivotal trial start date or ahead of use in the European Union. The requirement to carry out such comparability studies may delay the start of any pivotal trial or use of the relevant SPEAR T-cells in Europe. If the results from the comparability studies are not acceptable, this may further delay the start of such trials and require re-evaluation of the process used to manufacture of our SPEAR T-cells.

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

If safe and effective use of a biologic product depends on an in vitro diagnostic, such as a test to detect patients with HLA type A2, then the FDA generally requires approval or clearance of the diagnostic, known as a companion diagnostic, concurrently with approval of the therapeutic product. To date, the FDA has generally required in vitro companion diagnostics that are intended for use in selection of patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, which can take up to several years, for that diagnostic approval or clearance to occur simultaneously with approval of the biologic product.

We expect that, for all of our SPEAR T-cells, the FDA and similar regulatory authorities outside of the United States will require the development and regulatory approval of a companion diagnostic assay as a condition to approval. We also expect that the FDA may require PMA supplemental approvals for use of that same companion diagnostic as a condition of approval of additional SPEAR T-cells. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions.

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

The complexity of the manufacturing process has led to, and may continue to lead to, delays in certain patients receiving SPEAR T-cells, for example, where their SPEAR T-cells require re-manufacture, or to an inability to manufacture SPEAR T-cells for individual patients. Reasons for this include variations in patient starting material, operator error, errors in packaging of patient product and failures of the bags we use to freeze, store and ship patient product. SPEAR T-cells may also require re-manufacture which could impact resources available and timelines for manufacture of other patient SPEAR T-cells. Any delay in treating patients may also adversely affect a patient’s outcome and may result in delays to our clinical programs.

Our lentiviral delivery vector manufacturing slots have to be agreed in advance with third party contract manufacturers. It has not always been possible to obtain manufacturing slots within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.  In addition third party contract manufacturers have cancelled or delayed the start of manufacturing slots, even where such manufacturing slots have been pre-agreed. This has necessitated the use of additional third party contract manufacturers. We cannot guarantee that manufacturing slots will be available within the timescales we require for ongoing supply of SPEAR T-cells. In relation to ongoing NY-ESO SPEAR T-cell trials, this has resulted in delays in supply of the lentiviral delivery vector and has required us to source alternative third party contract manufacturers for supply of the lentiviral delivery vector. In relation to new clinical trials, cancellation and delay in the start of manufacturing slots may result and has resulted, in the case of our AFP SPEAR T-cell, in delay in the start of or enrollment of patients into our clinical trials.

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

As our SPEAR T-cells progress through preclinical programs and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, may not be transferable to third parties or able to be used at larger scales and could cause our SPEAR T-cells to perform differently or affect the results of planned clinical trials or other future clinical trials. In addition, such changes may require amendments to be made to regulatory applications or comparability tests to be conducted which may further delay the timeframes under which modified manufacturing processes can be used for any SPEAR T-cell. For example, we are planning to make changes to the manufacturing process for cell products and vector material used in the manufacture of our SPEAR T-cells for which we will need to conduct clinical trials to gather safety data for each of the different indications for which larger clinical trials are planned. If SPEAR T-cells manufactured under the new process has a worse safety or efficacy profile than the prior investigational product or the process is less reproducible than the previous process, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our clinical trials.

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

We are in the process of developing and transferring new processes to facilitate such manufacture into third-party contract suppliers. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our SPEAR T-cells and obtain marketing approval for our SPEAR T-cells. Even once operational, our ability to manufacture SPEAR T-cells at the level required and in a reproducible fashion can be affected by unexpected delays. Such process scale-up and transfer will also require a demonstration of comparability between the product used in clinical trials and the potential commercial product manufactured by the new process at the new facility. If we are unable to demonstrate that our commercial scale product is comparable to the product used in clinical trials, or the regulatory authority requires additional comparability testing to be carried out, we may not receive regulatory approval for that product without additional clinical trials. We cannot guarantee that we will be able to make the required modifications or perform the required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes.

Transfer of our new process for manufacture of the lentiviral vector used to manufacture the NY-ESO SPEAR T-cells to our third party contract manufacturing organization (“CMO”) has taken substantially longer than originally predicted.  If such transfer fails to generate the required levels of product we may need to source alternative CMOs. Any delay, whether in end T-cell product or vector product will also impact when clinical trials may start. Such failure may also impact our collaboration with GSK and result in GSK not exercising options or not developing any of our additional SPEAR T-cells. Even if we are successful, our manufacturing capabilities could be affected by increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, which in turn could have a material adverse effect on our business.

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

In order to commercially produce our products, we will need to comply with the FDA’s cGMP requirements. Such compliance requirements will also apply to any manufacture of SPEAR T-cells at our Navy Yard manufacturing facility, once operational. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our third party contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements once the process has been approved. Any failure to follow cGMP or other regulatory requirements, reliably manufacture product or delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of our SPEAR T-cells as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our SPEAR T-cells, including leading to significant delays in the availability of our SPEAR T-cells for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our SPEAR T-cells. Significant non-compliance could also result in the imposition of sanctions, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our SPEAR T-cells, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

When we start manufacturing our SPEAR T-cells at our own facility, there is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which the facility is operated. This may result in a delay in our ability to manufacture SPEAR T-cells at our own facility. In addition, once our manufacturing facility is up and running there is no guarantee that any SPEAR T-cells produced in such facility will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Any failure to meet regulatory requirements or produce SPEAR T-cells according to regulatory requirements could result in delays to our clinical programs and may result in withdrawal of regulatory approval for our manufacturing facility.

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

The regulatory authorities (including the FDA) may issue a hold on our clinical trials as a result of safety information and data obtained in third party clinical trials or in relation to third party products. For example, safety concerns have been reported in combination trials with KEYTRUDA which resulted in clinical holds to those combination trials. The clinical holds to such trials have not, as yet, impacted our own combination study with KEYTRUDA in multiple myeloma but there is no guarantee that the FDA or other regulatory authorities will not issue a similar hold in relation to our combination trials as data continues to emerge. Any such hold will require addressing by the Company and will inevitably delay progression of the clinical trials concerned, if such clinical trials progress at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of our SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than might be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T cells that constituted nearly 100% of the peripheral blood at day 14. This level of cytokine release syndrome had not been seen in previous results from trials using the NY-ESO SPEAR T-cell. The patient’s tumor markers were also falling during this time. To manage the cytokine release syndrome, the patient was treated with high dose steroids that likely abrogated the engineered T-cell function. The protocol was then modified to allow for use of the anti-IL6R antibody, tocilizumab, for treatment of cytokine release syndrome in future patients, which has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response. As another example, in both the European investigator-initiated clinical program in gastro-esophageal cancer and in our own sponsored synovial sarcoma trial there has been one patient death considered to be related to treatment according to the investigator.

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

Certain of our clinical trials include dose escalation studies in which the dose of SPEAR T-cells administered to patients is varied or initial studies in which the pre-treatment regimen may be varied, for example a regimen with and without fludarabine. The outcome of such dose escalation or initial studies will inform the clinical study going forward. However, the need to carry out dose escalation or other initial studies may result in delays in data from such clinical programs while the most suitable dose or regimen is assessed. For example, the trial design for our MAGE-A4, MAGE-A10 and AFP trials includes dose escalation and therefore efficacy data may not be obtained from initial patients treated in such studies.

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

As of January 5, 2017, 61 subjects have received NY-ESO SPEAR T-cells in Adaptimmune-sponsored studies. The most common (>15%) adverse events in these subjects considered by investigators to be at least possibly related to the NY-ESO SPEAR T-cells include: fever, diarrhea, fatigue, rash, nausea, anemia, dyspnea, CRS, lymphopenia, leukopenia, cough, ALT increased, AST increased, hypotension, sinus tachycardia, neutropenia, and thrombocytopenia. Adverse events with severity grade 3 or higher considered by investigators to be at least possibly related and occurring in more than one patient include lymphopenia, leukopenia, anemia, neutropenia, febrile neutropenia, diarrhea, CRS, graft versus host disease, hyponatremia, and musculoskeletal chest pain. There has been one report of fatal (grade 5) bone marrow failure, which was considered related to the study treatment regimen (preconditioning plus SPEAR T-cell)Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure.  Serious adverse events (SAEs) have also been reported on our Company sponsored clinical programs.  SAEs considered by investigators to be at least possibly related and occurring in more than one patient include: fever, cytokine release syndrome, dehydration, graft versus host disease, neutropenia, and rash.  To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, enterocolitis and diarrhea have been reported in other NY-ESO SPEAR T-cell studies. Since January 5, 2017, there have also been reports of the following serious unexpected adverse reactions considered at least possibly related by investigators across our trials: grade 3 cytomegalovirus infection, grade 3 acute inflammatory demyelinating polyradiculoneuropathy, and grade 4 cytokine release syndrome.

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

In addition to our Company sponsored clinical programs, the NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Said patient experienced enterocolitis and bone marrow failure followed by fatal gangrenous gastrointestinal necrosis and hemorrhage. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. The European Union has since terminated funding of the trial due to the delays in trial progression and the Company is in discussions with the sponsor, the Christie NHS Trust, in relation to continuation of the trial. The trial is not enrolling patients whilst these discussions continue. The enrollment of patients in our own sponsored clinical trials using our NY-ESO SPEAR T-cells have not been affected so far, although regulatory authorities in the United Kingdom and United States were informed of the event.

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

We may find it difficult to enroll patients in our clinical trials. For example, in our Phase 1/2 melanoma trial with our NY-ESO SPEAR T-cell, there was a delay in enrollment as a result of competition from other emerging therapies. Identifying and qualifying patients, including testing of patients for appropriate target peptides and HLA type, to participate in clinical trials of our SPEAR T-cells are critical to our success. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. For example, fewer patients expressing the required peptide antigens in the Company’s NSCLC clinical trials with its NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell have been seen than anticipated. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our SPEAR T-cells. If patients are unwilling to participate in our trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, negative results seen in competitive third party clinical trials utilizing similar cell therapy products, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve sufficient diversity in a given trial in order to complete our clinical trials in a timely manner. Successful execution of patient treatment and assessment of outcomes is affected by several factors including:

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

•                  severity of the disease under investigation and the type of patient being recruited into the clinical trial;

•                  design of the trial protocol;

•                  size of the patient population;

•                  perceived risks and benefits of the SPEAR T-cell under trial;

•                  novelty of the SPEAR T-cell and acceptance by oncologists;

•                  proximity and availability of clinical trial sites for prospective patients;

•                  availability of competing therapies and clinical trials and ability to obtain patient insurance coverage;

•                  efforts to facilitate timely enrollment in clinical trials and to provide manufactured product on a timely basis;

•                  patient referral practices of physicians;

•                  changes in the underlying standard of care applicable or treatments available for the relevant indication for which a patient is being treated; and

•                  ability to monitor patients adequately during and after treatment, for example where patients decide not to attend follow-up appointments.

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

There is a risk that the FDA will not consider our SPEAR T-cells to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the SPEAR T-cell’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For example, in relation to our NY-ESO SPEAR T-cell in synovial sarcoma, the FDA requested certain additional information be made available as part of the Company’s application to conduct a pivotal study in synovial sarcoma, including a requirement to assess comparability between the manufacturing process used for the initial synovial sarcoma trials and the commercial-ready manufacturing process intended to be used in pivotal trials. The FDA also recommended that we file a SPA in relation to the design of the pivotal study.  Such requirements and requests for additional information can delay the start of the any pivotal or other trial and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any trial whether for our NY-ESO SPEAR T-cells or other SPEAR T-cells.

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

We have obtained breakthrough therapy status for our NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. Following exercise of the option over the NY-ESO SPEAR T-cell program by GSK, it is not known whether such breakthrough therapy status will continue or whether GSK will be apply for and obtain any accelerated approval for the NY-ESO SPEAR T-cell. In addition, depending on the data that is obtained by us in our current and future clinical trials for our wholly owned SPEAR T-cells, we may seek breakthrough therapy or fast track designation or accelerated approval from the FDA for our SPEAR T-cells and equivalent accelerated approval procedures in other countries. However, given the novel nature of our SPEAR T-cells, it is difficult for us to predict or guarantee whether the FDA or other regulatory authorities will approve such requests or what further clinical or other data may be required to support an application for such accelerated approval procedures.

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

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk:benefit profile for any of their proposed indications;

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

We have obtained breakthrough therapy status in the U.S. and Europe for our NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. We may seek breakthrough therapy or fast track designations for our other SPEAR T-cells in the United States or equivalent regulations elsewhere in the world.

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

In addition, if following any pivotal clinical trial we were able to obtain accelerated approval of any of our SPEAR T-cell, the FDA will require us to conduct a confirmatory trial or trials to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory trial or trials may not support the clinical benefit, which would result in the approval being withdrawn.

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

A drug is clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug marketing exclusivity rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. There can be no assurance that any SPEAR T-cell will be eligible for orphan drug designation in the United States or in other jurisdictions or that it will obtain orphan drug marketing exclusivity upon approval or that we or GSK will not lose orphan drug designation for the NY-ESO SPEAR T-cell. Inability to obtain orphan drug designation for a specific SPEAR T-cell or loss of such designation for the NY-ESO SPEAR T-cell in the future would prevent any ability to take advantage of the financial benefits associated with orphan drug designation and would preclude us from obtaining marketing exclusivity upon approval, if any. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. The extent of market exclusivity which is obtained may also be affected if the indication for any relevant registration or pivotal trial is narrower than the orphan designation granted. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

In addition, our patient population may be derived from those who have previously failed checkpoint therapy, which may result in tumor resistance mechanisms which also impart resistance to SPEAR T-cell therapies.

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

Risks Related to Our Reliance Upon Third Parties

We rely heavily on GSK for the NY-ESO SPEAR T-cell clinical program, which may also affect other SPEAR T-cells.

Commercialization of the NY-ESO SPEAR T-cell therapy and our own ability to commercialize other SPEAR T-cells depends heavily on the ongoing collaboration with GSK and payments made by GSK to us upon achievement of specified milestones. GSK has the right to nominate three further target programs in addition to the NY-ESO SPEAR T-cell and PRAME SPEAR T-cell programs under the collaboration arrangements. We have no control over whether GSK will elect to progress additional targets under the collaboration arrangements and therefore trigger additional investment from GSK in our SPEAR T-cells. If GSK does not elect to do so, we may require additional capital or investment or need to enter into alternative strategic alliances. In addition, GSK has a right to terminate the GSK Agreement or any specific license under the GSK Agreement for any reason on provision of sixty days’ notice. Termination may impact not only our requirement for additional investment or capital but also the timeframes within which current clinical programs can be performed and the development of a suitable commercial-scale manufacturing process for any of our SPEAR T-cells.

On September 7, 2017, we announced that GSK exercised its option under the GSK Agreement signed in 2014 to exclusively license the right to research, develop, and commercialize our NY-ESO SPEAR T-cell program. As a result of the option exercise the NY-ESO SPEAR T-cell program is now being transitioned to GSK. The amount of time and level of resources required to fully transition the program to GSK may impact on our ability to progress other wholly owned programs and divert resources required to further develop our SPEAR T-cells or the manufacturing process for our SPEAR T-cells. The timescales for transition of the NY-ESO SPEAR T-cell program to GSK cannot be guaranteed and rely heavily on GSK’s ability to put in place the required resources and third party agreements to take over responsibility of the NY-ESO SPEAR T-cell program. Ability to transition successfully to GSK is also dependent on certain of our third party vendors. Additional work may also be required in order to successfully transition the NY-ESO SPEAR T-cell program to GSK that is not currently planned or resourced. Should GSK be unable to put in place required third party agreements, we may be unable to transition the NY-ESO SPEAR T-cell program to GSK within currently anticipated timescales, if at all.

The current development plans or any future development plan agreed upon between GSK and us, including those relating to the PRAME SPEAR T-cell and NY-ESO SPEAR T-cell, may be unsuccessful or fail to result in candidate therapies that are feasible for further development or commercialization. In addition, milestone payments may not be paid or may be varied where any development plan is amended or where any development plan is terminated prior to completion for lack of feasibility or lack of identification of any suitable candidates that meet the required criteria for progression to the next stage of development.

There is therefore no guarantee that any payments due on commercialization of products under the GSK Agreement will be due or payable by GSK at any time or on the timeframes currently expected. In particular, GSK has now exercised its option to the NY-ESO SPEAR T-cell program and commercialization of the NY-ESO SPEAR T-cell is now the responsibility of GSK. The timing for commercialization of the NY-ESO SPEAR T-cell and the route to commercialization will be determined by GSK and we cannot guarantee that GSK will commercialize the NY-ESO SPEAR T-cell within expected timelines or at all. Any substantial delay in the progression of the NY-ESO SPEAR T-cell into pivotal or other clinical trials by GSK will impact the timing of payments received by us in relation to the NY-ESO SPEAR T-cell program.

In addition, the development plans agreed upon with GSK (whether relating to transition of the NY-ESO SPEAR T-cell or to the PRAME SPEAR T-cell) and any future development plans will be subject to change as a result of risks inherent with the development of any pharmaceutical, biological or gene therapy product. Changes may be agreed to expand or change the scope of the collaboration or the responsibilities of the parties under the collaboration. For example, in February 2016 the GSK Agreement was expanded to accelerate the development of the NY-ESO SPEAR T-cells towards pivotal trials in synovial sarcoma and provide for additional combination trials. Changes to the development plans or collaboration agreement may impact the timing and extent of milestone payments made by GSK to us, the nature of the relationship with GSK or the scope of the collaboration with GSK.

GSK has the ability to influence or control certain decisions relating to the development of therapies covered the GSK Agreement. This ability could result in delays to the clinical programs covered by the collaboration or changes to the scope of those clinical programs, including the disease indications relevant to such clinical programs. Under the GSK Agreement, we are also prohibited from independently developing or commercializing therapies directed at the targets subject to outstanding options granted to GSK. In addition, GSK may have competing internal or commercial interests including its independent collaboration with Immunocore any of which could impact our collaboration or the ability of GSK to take any clinical programs forward to the next stage following the exercise of their option. Given GSK will be taking over the responsibility for the NY-ESO SPEAR T-cell program, decisions taken by GSK (with limited or no input from us) may impact on the development of our SPEAR T-cells outside of the collaboration program or may impact on the regulatory requirements applicable to such SPEAR T-cells.

GSK and Novartis have publicly announced that Novartis has opt-in rights over GSK’s current and future oncology research and development pipeline. As part of that announced transaction, GSK has sold the rights to GSK’s marketed oncology portfolio, related R&D activities and the AKT Inhibitors currently in development. GSK has also agreed to grant Novartis preferred partner rights for co-development and commercialization of GSK’s current and future oncology pipeline products for a period of 12.5 years from completion of the applicable transactions between GSK and Novartis. The agreement grants Novartis a right of first negotiation over the co-development or commercialization of any GSK “Relevant Development Product” in a major market. A “Relevant Development Product” as defined in the public announcement is a product in development for the treatment, palliation, diagnosis or prevention of all cancers, including immunology, epigenetics and treatment of solid or hematologic tumors (excluding in all cases, vaccines). The right of first negotiation also lasts for 12.5 years from completion of the applicable transactions between GSK and Novartis and according to the public announcement applies where GSK decides to seek a third party partner for co-development or commercialization of, or to whom to divest rights to, a Relevant Development Product in a global or major market or where GSK proposes to seek a marketing authorization for a Relevant Development Product in a major market.

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

We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical programs and sponsored clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs and trial sites (either directly or through a third party consultant), which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we do not have day-to-day control of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocols and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for SPEAR T-cells in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations and guidelines, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot provide assurances that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of subjects. Our failure or any failure by these third parties to comply with these regulations or to support BLA for approval of any of our SPEAR T-cells for the treatment of a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our timelines for bringing our SPEAR T-cells to market, if at all. Certain activities relating to the NY-ESO SPEAR T-cell program will transfer to GSK and other third parties as part of the transition of the NY-ESO SPEAR T-cell program to GSK. This may result in delays or changes to the NY-ESO clinical program.

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

As part of the transition of the NY-ESO SPEAR T-cell program to GSK, supply of reagents and raw materials will transfer to GSK. GSK will be responsible for sourcing its own reagents and raw materials. We cannot guarantee that GSK will be able to source the required reagents and raw materials in the time periods currently envisaged which may result in a delay to the transition of the NY-ESO SPEAR T-cell program to GSK.

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

As of September 30, 2017, we had 335 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We are intending to open a manufacturing facility of our own which may be delayed or which may result in increased costs being incurred by the company

We are in the process of developing a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, United States. As a company we have never previously developed our own manufacturing facility, operated our own manufacturing facility or manufactured SPEAR T-cells ourselves. We cannot guarantee that we will be successful in developing SPEAR T-cell manufacturing capability at all or within the currently planned timescales or resource levels or that the regulatory authorities, in particular the FDA, will approve our ability to manufacture SPEAR T-cells at the Navy Yard facility.

Our ability to successfully manufacture our own SPEAR T-cells at the Navy Yard facility within a reasonable period of time and within currently projected costs is dependent on a number of factors including:

•                  our ability to recruit the required employees at a suitable level and experience and within required timescales and to maintain employment of such required employees;

•                  our ability to obtain regulatory approval for the facility and for the manufacture of SPEAR T-cells at the facility and to satisfy regulatory authorities on an ongoing basis;

•                  our ability to manufacture SPEAR T-cells reliably and reproducibly and to timescales sufficient to support required patient administration;

•                  our ability to manufacture SPEAR T-cells in compliance with the applicable regulatory requirements, including requirements applicable in both the United States and European Union;

•                  our ability to develop internal quality controls and processes sufficient to enable manufacture and supply of SPEAR T-cells at our Navy Yard facility;

•                  our ability to establish comparability with currently used manufacturing processes and for such comparability data to be accepted by the appropriate regulatory authorities;

•                  our ability to be able to fund the ongoing development including equipment requirements necessary for successful manufacture of SPEAR T-cells at our facility.

Should we be unable to successfully start manufacture of SPEAR T-cells at our facility and obtain required regulatory approvals within the timescales currently anticipated this could result in delays to the supply of SPEAR T-cells for our clinical programs. Should any of our third party manufacturers cease to be able to supply SPEAR T-cells prior to the time at which our own manufacturing facility is able to produce SPEAR T-cells for use in our clinical programs, then we will be unable to support such clinical programs until alternative manufacturing capability is secured. The cost of developing, out-fitting and operating a manufacturing facility may also be greater than currently anticipated and we may require additional capital for the completion of the manufacturing facility which may result in the need for us to raise additional funds earlier than expected.

We cannot guarantee that we will be successful in manufacturing SPEAR T-cells at all or in a manner that complies with regulatory requirements. For example, there is a risk that any SPEAR T-cells we manufacture are contaminated or are otherwise incorrectly manufactured resulting in injury or death to any patient receiving those SPEAR T-cells. We may also face difficulties in properly tracking and administering our SPEAR T-cells to patients, again potentially resulting in injury or death to any patient receiving those SPEAR T-cells.

We may also be unable to support use of our own manufacturing facility together with third party suppliers and become the sole supply for our SPEAR T-cells. Any inability to supply SPEAR T-cells at the required levels and to the required specifications, will result in delays to clinical trials and may result in holds being applied to such clinical trials.

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

In particular, we face competition from chimeric antigen receptor T-cell, or CAR-T, technologies from companies such as Novartis AG/University of Pennsylvania, bluebird bio, Inc./Celgene Corporation/Baylor College of Medicine, Intrexon Corporation/Ziopharm Oncology, Inc./MD Anderson Cancer Center, Juno Therapeutics, Inc./Celgene Corporation/Fred Hutchinson Cancer Research Center/Memorial Sloan Kettering Cancer Center, Cellectis SA/Pfizer Inc./Servier Laboratories and Bellicum Pharmaceuticals Inc. In the TCR space, we face competition from Juno Therapeutics, Inc., Gilead, Medigene AG/Bluebird Bio Inc., Bellicum Pharmaceuticals Inc., Eureka Therapeutics Inc., Immatics and Takara Bio, Inc. Gilead as a result of its acquisition of Kite Pharma has a range of TCR products in pre-clinical development and Takara Bio, Inc. have TCR product candidates in early clinical studies targeting NY-ESO-1 and MAGE-A4. Takara Bio Inc has announced plans to target the launch of its NY-ESO-1 product in Japan in 2021. Medigene AG has reported development of a PRAME TCR therapeutic candidate, which is schedule to enter clinical trials at the end of 2017, and is also involved in the development of a MAGE-A1 TCR which is due to enter clinical trials later in 2017. Eureka Therapeutics Inc. has announced the development of CAR-T products which target peptide-HLA complexes. They have developed CAR-Ts targeting the same NY-ESO and AFP peptides as are targeted by our SPEAR T-cells. However development still appears to be in the early stages and limited data is available to assess impact on our own SPEAR T-cells, if any. Ziopharm Oncology, Inc. has announced the development of a TCR mimetic CAR-T targeting NY-ESO-1 and has other CAR-T, NK-cell and TCR T-cell programs in development. Adicet Bio/Regeneron Inc. have announced plans to develop TCR immunotherapy products directed to MHC-peptide complexes and Tactiva Therapeutics are developing CD4-TCRs and CD8-TCRs targeting solid tumors expressing NY-ESO. In China. Guangzhou Xiangxue Pharmaceutical are developing a lentiviral transduced NY-ESO-1 TCR for advanced lung cancer for the Chinese market. Should Gilead, Takara Bio, Inc. or any of our other competitors be successful in advancing a TCR product targeting NY-ESO-1 through development, GSK’s ability to develop and advance the NY-ESO SPEAR T-cell could be adversely affected. We may also face competition from other non-TCR and non-cell based treatments such as antibody and check point inhibitor therapies offered by companies such as Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., Amgen/Immatics and Roche Holding Ltd. Even if we obtain regulatory approval for our SPEAR T-cells, we may not be the first to market, which could affect both demand for and price of our SPEAR T-cells.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of September 30, 2017, an aggregate of 28,827,100 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on June 16, 2016).

10.1**†	Amendment Agreement No. 5, dated September 7, 2017 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd.

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Previously filed.

**                                  Filed herewith.

†                                         Confidential treatment to be requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

November 2, 2017	/s/ James Noble
James Noble
Chief Executive Officer

November 2, 2017	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer