Form 10-K
period 2017-12-31
Adaptimmune Therapeutics PLC
filed 2018-03-15
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes  ☒ No

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares, par value £0.001 per share, held by non-affiliates was approximately $438,546,644.

As of March 9, 2018 the number of outstanding ordinary shares, par value £0.001 per share, of the Registrant is 562,142,638.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

•      our ability to further develop our commercial manufacturing process for our SPEAR T-cells, transfer such commercial process to third party contract manufacturers, if required, and for such third party contract manufacturers or ourselves to manufacture SPEAR T-cells to the quality and on the timescales we require;

•      the scope and timing of performance of our ongoing collaboration with GSK and the scope and timing of transition of the NY-ESO SPEAR T-cell program to GSK following exercise of option by GSK;

•      our ability to successfully advance our SPEAR T-cell technology platform to improve the safety and effectiveness of our existing SPEAR T-cell candidates and to submit Investigational New Drug Applications, or INDs, for new SPEAR T-cell candidates;

•      the rate and degree of market acceptance of T-cell therapy generally, and of our SPEAR T-cells;

•      government regulation and approval, including, but not limited to, the expected regulatory approval timelines for our SPEAR T-cells and the level of pricing and reimbursement for our SPEAR T-cells, if approved for marketing;

•      the existence of any third party patents preventing further development of any of our SPEAR T-cells, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us;

•      our ability to obtain granted patents covering our SPEAR T-cells and to enforce such patents against third parties;

•      volatility in equity markets in general and in the biopharmaceutical sector in particular;

•      fluctuations in the price of materials and bought-in components;

•      our relationships with suppliers, contract manufacturing organizations or CROs and other third-party providers including fluctuations in the price of materials and services, ability to obtain reagents particularly where such reagents are only available from a single source, and performance of third party providers;

•      increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients in to clinical trials;

•      claims for personal injury or death arising from the use of our SPEAR T-cell candidates;

•      our ability to attract and retain qualified personnel;

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

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to patients, particularly in solid tumors. Our comprehensive and proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables us to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce therapeutic candidates for administration to patients. Using our affinity engineered TCRs, we aim to become a fully integrated cell therapy company and to be the first company to have a TCR T-cell approved for a solid tumor indication.

We have four SPEAR T-cells in clinical trials, MAGE-A10, MAGE-A4, AFP and NY-ESO. Phase 1/2 clinical trials are ongoing in patients with various cancer tumor types including urothelial, melanoma, head and neck, ovarian, esophageal, gastric, multiple myeloma, hepatocellular cancers and in synovial sarcoma, myxoid round cell liposarcoma (“MRCLS”) and non small cell lung cancer (“NSCLC”).

Our MAGE-A10 SPEAR T-cells have shown promising tolerability profiles with no evidence of off-target toxicities observed. In particular as of January 27, 2018, there have been no reports of any severe neurotoxic events similar to CAR-T cell related encephalopathy syndrome (“CRES”). The MAGE-A10 triple tumor study dose escalation to 1 billion transduced cells, which is the dose previously observed to provide responses with our NY-ESO SPEAR T-cell, has been recommended by the Safety Review Committee (“SRC”). In the MAGE-A10 NSCLC study, the SRC has recommended modification of the protocol to permit escalation of the patient dose to 1 billion transduced cells with fludarabine and cyclophosphamide preconditioning in the next treatment cohort. In the MAGE-A4 trial patient enrollment has started in bladder, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers.

Our NY-ESO SPEAR T-cell has shown promising initial results in clinical trials with a 50% response rate and a median projected overall survival of 120 weeks (~28 months) in Cohort 1 of synovial sarcoma (a solid tumor) and 76% overall response rate at day 100 in multiple myeloma. We have also now seen three partial responses (two confirmed and one to be confirmed) and one stable disease in the first four patients dosed in a second solid tumor indication, MRCLS. Our NY-ESO SPEAR T-cell therapy has breakthrough therapy designation in the United States and has also received orphan drug designation from the U.S. Food and Drug Administration (“FDA”), and European Commission for the treatment of soft tissue sarcoma. The European Medicines Agency (“EMA”) has also granted PRIME regulatory access for our NY-ESO SPEAR T-cell therapy for the synovial sarcoma indication.

In September 2017, GlaxoSmithKline (“GSK”) exercised its option to obtain an exclusive global license to the NY-ESO SPEAR T-cell program. Upon transition of the NY-ESO program to GSK which is anticipated to occur during 2018, GSK will assume full responsibility for all development, manufacturing and commercialization activities for the NY-ESO SPEAR T-cell including progression of the SPEAR T-cell into further clinical trials.

In January 2018, we announced that we had successfully manufactured the first SPEAR T-cells for a patient at our Navy Yard facility in Philadelphia. We intend to use the facility to manufacture SPEAR T-cells for all three of our wholly owned programs. In addition in January 2018 we also announced an agreement with Cell and Gene Therapy Catapult for vector production in the U.K., which is intended to ensure vector supply for our ongoing and future clinical studies.

Our SPEAR T-cell platform is being utilized with the aim of maximizing both patient and disease indication coverage in a number of different ways.

•                  We are using our platform to identify and validate cancer targets for development of SPEAR T-cells in multiple indications. Within a given indication, the frequency of expression of these identified targets may be low, and may not be uniformly expressed in every cell within a tumor. As a result, we are developing multiple SPEAR T-cells to different target antigens within selected disease indications to increase treatment potential for any given disease. For example the NY-ESO-1, MAGE-A4 and MAGE-A10 SPEAR T-cells address targets expressed in NSCLC, melanoma, urothelial (bladder) cancers and head and neck cancers, with each of these indications being addressed by at least two of the SPEAR T-cells.

•                  We are also developing SPEAR T-cells directed to targets which are closely related to a specific disease indication. The first of these SPEAR T-cells is our AFP SPEAR T-cell which is directed to hepatocellular cancer. Further targets closely associated with other cancers are also being validated.

•                  Finally, we are identifying peptides to different Human Leukocyte Antigen (“HLA”) types ensuring that for any given target, for example NY-ESO, MAGE-A10, MAGE-A4 or AFP, we can address patient populations with different HLA types.

We also recognize that further development of our SPEAR T-cells may be assisted by an enhancement in efficacy and durability of response. We therefore have a number of next generation and combination SPEAR T-cell strategies designed to further develop and engineer our SPEAR T-cells in addition to the initiation of combination therapy approaches, the first of which is with Merck & Co., Inc’s (“Merck”) KEYTRUDA®. In addition to our internal next generation programs, to enable continued innovation and development, we also have collaborations with third parties intended to promote further next generation solutions. These include our collaboration with Universal Cells, Inc. (“Universal Cells”) and our collaboration with Bellicum Pharmaceutical Inc. (“Bellicum”). With Universal Cells, we are looking to develop affinity engineered donor T cells that are universally applicable to all patients. While these “universal cells” would be specific for a given HLA type and target antigen, they would overcome the current limitation of autologous therapies that need to be manufactured specifically for each patient. The enhanced T-cell technology being developed involves selective engineering of cell surface proteins, without the use of nucleases, to develop universal T-cell products. If successful, this will enable us to treat patient populations with an off-the-shelf product. Our Bellicum collaboration was announced in December 2016 and under the collaboration, we will evaluate Bellicum’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with our SPEAR T-cells for the potential to create enhanced T-cell therapeutics.

Business Strategy

Our strategic objective is to be a world leader in discovering, developing and commercializing TCR-based T-cell therapies that transform the clinical outcomes of patients with cancer. We have an ambition to be a fully integrated cell therapy company and to have the first TCR T-cell approved for a solid tumor indication. In order to achieve our objectives, we are focused on the following strategies:

Advance our clinical studies for our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells. We have four SPEAR T-cells with open INDs covering multiple indications, three of these being wholly owned. We plan to advance these wholly owned SPEAR T-cells further during 2018 with the aim of providing initial tolerability and response data for at least one wholly owned SPEAR T-cell during 2018. We are working with leading cancer centers including through our strategic alliance agreement with MD Anderson to advance our SPEAR T-cells.

Continue to use our SPEAR T-cell platform to generate SPEAR T-cells for cancers where existing therapeutic approaches are limited. We intend to continue to generate new SPEAR T-cells from our fully integrated technology platform, which enables the systematic identification and validation of suitable target peptides, T-cell cloning, engineering of TCRs and preclinical testing processes.

Continue to understand, further enhance and improve the effectiveness and persistence of our SPEAR T-cell therapies.  We continue to evaluate and work to understand the mechanism of action of our SPEAR T-cells, in particular the best approaches for further enhancing the effectiveness and persistence of our SPEAR T-cells. We continue to further develop our SPEAR T-cells by exploring the addition of other components in our lentiviral vector, which would be expressed in the SPEAR T-cells alongside the engineered TCR. In addition, we are evaluating the combination of our NY-ESO SPEAR T-cell with Merck’s KEYTRUDA® (pembrolizumab) in patients with multiple myeloma. This combination trial is anticipated to transition to GSK during 2018.

Optimize and expand our process development and manufacturing capabilities to maintain our leadership position in the TCR space. We have now opened our own SPEAR T-cell manufacturing facility at the Navy Yard in Philadelphia, U.S. and have secured vector manufacturing capability within a manufacturing facility operated by the Cell and Gene Therapy Catapult in the U.K. We will continue to expand our SPEAR T-cell and vector manufacturing capability during 2018. In addition we continue to optimize the manufacture, supply, associated analytical expertise and quality systems for our SPEAR T-cell therapies to ensure that our manufacturing capability is sufficient for later-stage clinical trials and, potentially, initial commercial supply.

Expand our intellectual property portfolio. We intend to continue building on our technology platform, comprising intellectual property, proprietary methods and know-how in the field of TCRs and T-cells. These assets form the foundation for our ability not only to strengthen our product pipeline, but also to defend and expand our position as a leader in the field of T-cell therapies.

Our SPEAR T-cell Therapies

The Immune System and T-cells

The immune system plays an important role in targeting and destroying cancer cells. Specifically, T-cells, which are a type of white blood cell, and their receptors create a natural system that is designed to scan the body for diseased cells. In general, cells process proteins internally and then convert these proteins into peptide fragments which are then presented on the cell surface by a protein complex called the Human Leukocyte Antigen, or HLA. T-cells naturally scan all other cells in the body for the presence of abnormal peptide fragments, such as those generated from infectious agents. Recognition of this peptide-HLA complex takes place through the TCR expressed on the T-cells. Binding of naturally occurring TCRs to cancer targets, however, tends to be very poor because cancer proteins appear very similar to naturally occurring proteins on healthy cells and TCRs that recognize what the body sees as “self-proteins” are eliminated during early human development. Even when TCRs recognize cancer cells expressing novel proteins caused by mutations, elements of the immune system, or the cancer itself often suppress the T-cell response.

Target Identification and Validation

Before developing any engineered T-cell or TCR it is important to identify and validate a suitable target cancer peptide. The target must be expressed primarily only on the cancer cells of interest and with expression in normal non-cancerous tissue only where a risk to the patient would be deemed acceptable. Careful validation and identification of targets is important to ensuring that any engineered TCR is specific to the targeted cancer and does not bind to the same target on non-cancer cells, or that the TCR does not recognize a similar peptide derived from a protein in normal cells. Our target identification platform is focused on three approaches. First, we are using our platform to validate cancer testis antigens, for example the NY-ESO, MAGE-A4 and MAGE-A10 antigens. Second, we are using our platform to identify non-cancer testis antigens which are closely related to a specific disease indication, for example the AFP antigen which is closely related to hepatocellular cancer. Finally, we are identifying targets to different HLA types ensuring that for any given target, we can address patient populations with different HLA types.

Affinity Engineering

Following identification of a suitable target peptide, we identify TCRs that are capable of binding to that target peptide. We then engineer those identified TCRs to enhance and optimize their ability to target and bind to the cancer peptides, thereby enabling a highly targeted immunotherapy. The optimized TCR then undergoes extensive preclinical safety testing prior to administration to patients. Our SPEAR T-cell platform technology enables us to develop a pipeline of targets and TCR therapeutic candidates that we believe may be effective in a variety of cancer types that are unresponsive to currently available and experimental therapies. We have four SPEAR T-cells already in clinical trials (NY-ESO, MAGE-A10, MAGE-A4 and AFP) and a pipeline of SPEAR T-cells in development.

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

Our Wholly Owned Clinical Product Pipeline

We have Phase 1 clinical trials ongoing with our wholly-owned MAGE-A10, MAGE-A4 and AFP SPEAR T-cells in a total of eight tumor types including NSCLC, head and neck cancer, ovarian, urothelial, melanoma, esophageal, gastric and liver cancers and as shown in the table above.

Our MAGE-A10 SPEAR T-cell Therapy

Phase 1 clinical trials are ongoing with our MAGE-A10 SPEAR T-cell in NSCLC, urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and most recently Spain. Initial safety data from the phase 1 studies has shown no evidence of off-target toxicity and as of January 27, 2018 there have been no reports of severe neurotoxic events similar to CAR-T cell-related encephalopathy syndrome (CRES). Further data from our MAGE-A10 SPEAR T-cell trials is expected to be presented at the American Society of Cancer Oncology (“ASCO”) conference in June 2018.

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

The initial clinical program in NSCLC is an open label Phase 1 modified 3+3 dose escalating study in patients with advanced stage NSCLC expressing the MAGE-A10 antigen. Patients receive preconditioning with fludarabine and cyclophosphamide. The primary objectives of the study are to assess safety and tolerability of our MAGE-A10 TCR therapeutic candidate in patients. Secondary objectives include the assessment of anti-tumor activity and durability of persistence. Enrollment of patients into this program is challenging, however the Safety Review Committee has now recommended a protocol modification to allow dose escalation to treatment of patients with 1 billion T-cells with fludarabine and cyclophosphamide preconditioning in the next treatment cohort, following the initial 100 million T-cell dose level.

•                  3-tumor trial: This is a Phase 1 open-label, modified 3+3 dose escalation study of  the MAGE-A10 SPEAR T-cell in HLA-A*0201 and HLA-A*0206 positive patients with inoperable or metastatic urothelial cancer (transitional cell cancer of the bladder, ureter or renal pelvis), melanoma, or squamous cell carcinoma of the head and neck expressing the MAGE-A10 antigen. Patients receive preconditioning with modified fludarabine and cyclophosphamide.

•                  Urothelial: Urothelial carcinoma is the most common type of bladder cancer. These cancers mainly start in the urothelial cells that line the inside of the bladder or other parts of the urinary tract. Bladder cancer accounts for approximately five percent of all new cancers in the United States, and is the fourth most common cancer in men. Men are about three to four times more likely to get bladder cancer than women. It was estimated that 79,030 new cases of bladder cancer will be diagnosed (about 60,490 in men and 18,540 in women), and about 16,870 deaths from bladder cancer will occur (about 12,240 in men and 4,630 in women) in the United States in 2017. Bladder cancer occurs mainly in older people, and approximately 9 out of 10 people with this cancer are over the age of 55.

•                  Melanoma: Melanoma is a cancer that begins in specific skin cells called melanocytes, and exposure to ultraviolet rays is a major risk factor for most melanomas. It is estimated that approximately 87,110 new melanomas will be diagnosed (about 52,170 in men and 34,940 in women), and about 9,730 people were expected to die of melanoma (about 6,380 men and 3,350 women) in the United States in 2017. The risk of melanoma increases as people age, and the average age at diagnosis is 63 years. However, melanoma is not uncommon among those younger than 30, and it is one of the most common cancers in young adults (especially young women).

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

Initial patients in this trial have been treated with 100 million T-cells. The Safety Review Committee has now recommended dose escalation to treatment of patients with the 1 billion cell dose.

Our MAGE-A4 SPEAR T-cell Therapy

Enrollment in the MAGE-A4 SPEAR T-cell trial in urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers is ongoing. Patients are initially being treated with an initial target dose of 100 million T-cells (safety dose). Multiple sites in the United States are now active and recruiting and will enroll up to 32 patients. Initial data is anticipated during 2018.

The Phase 1, open-label, modified 3+3 dose escalation study is in HLA*02 positive patients with inoperable locally advanced or metastatic melanoma, and urothelial, head and neck, ovarian, non-small cell lung, esophageal, and gastric cancers expressing the MAGE-A4 target peptides. Patients will receive preconditioning with fludarabine and cyclophosphamide.

Our AFP SPEAR T-cell Therapy

We have a Phase 1, open label, dose escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate in hepatocellular carcinoma (“HCC”) ongoing in the United States. The trial is also open in the United Kingdom and Spain. The Phase 1 clinical trial will include a dose escalation and expansion of a tolerable dose to explore initial evidence of anti-tumor activity.

AFP is a target peptide associated with hepatocellular carcinoma. Hepatocellular carcinoma is the most common type of liver cancer in adults. Many patients who develop liver cancer have long-standing cirrhosis (scar tissue formation from liver cell damage), and early detection can be difficult because signs and symptoms often do not appear until later stages. It was estimated that approximately 40,710 new cases of liver cancer will be diagnosed (about 29,200 in men and 11,510 in women) and about 28,920 people will die from this disease (about 19,610 men and 9,310 women) in the United States in 2017.

Our NY-ESO SPEAR T-cell Therapy (partnered with GSK)

*Adaptimmune’s accrual complete

**Ongoing

MRCLS = myxoid/round cell liposarcoma

The NY-ESO SPEAR T-cell is currently in clinical trials in the United States and continues to show a promising tolerability profile in all clinical trials as of September 5, 2017 with no severe neurotoxic events similar to CAR-T cell related encephalopathy syndrome (“CRES”) as at January 27, 2018.

On September 7, 2017, we announced that GSK had exercised its option under the GSK Collaboration and License Agreement to exclusively license the right to research, develop and commercialize the NY-ESO SPEAR T-cell. Further details on exercise of the option can be found in the Core Alliances and Collaborations section below.

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

•                  Cohort 4 (patients with high NY-ESO-1 antigen expression and lymphodepletion with a modified (lower) dose of cyclophosphamide and fludarabine) — given the lack of response seen in cohort 3, cohort 4 was opened and has now fully enrolled. We expect to present data comparing cohorts 1 and 4 during the American Society of Clinical Oncology (“ASCO”) conference in June 2018.

As of September 2017, initial anti-tumor activity was observed in all ongoing cohorts, including low expressors of NY-ESO. NY-ESO SPEAR T-cells continued to be well-tolerated with all reported events of cytokine release syndrome resolved. There have been no reports of severe neurotoxicity safety events similar to CAR-T cell-related encephalopathy syndrome (CRES) as of January 27, 2018 . One patient experienced a fatal bone marrow failure which was considered related to study treatment by the investigator in the trial. Internal investigations have not identified a mechanism by which the NY-ESO SPEAR T-cells may have caused this bone marrow failure. Survival data was promising with a median predicted overall survival of 120 weeks (~28 months) among the 12 treated patients in Cohort 1; or, 159 weeks (~37 months) for the ten patients in this cohort who received the target dose of greater than one billion cells.

The following diagram illustrates the response seen in one patient with synovial sarcoma in cohort 4 of our synovial sarcoma trial. The red circle indicates one of the two target lesions which was in the patient’s lung prior to treatment, at week 4 after T-cell infusion and up to week 8 after T-cell infusion.

Baseline (cohort 4)

• 34 yr old female; synovial sarcoma lung

• Prior therapies doxorubicin, ifosfamide,pazopanib, gemcitabine, 7 surgical resections

• Showing target lesion 1 of 2, 54mm per  RECIST(v1.1)

Week 4 • Had received 2.8 x 10[9] transduced T-cells • Partial response at 4 weeks • 90.7% decrease in target lesion 1, 77% decrease in both target lesions 1 and 2 per RECIST (v1.1)

Week 8 • Partial response maintained • Target lesion 1 not measurable at week 12 due to reduction in size

•                  MRCLS:

Enrollment in this program is continuing in the United States and the program is anticipated to transition to GSK during 2018. This is an open-label pilot study in patients to assess preliminary safety and efficacy in this indication. Initially, ten patients will be enrolled. If further characterization of the treatment is required, up to five additional patients may be enrolled. Eligible patients will be HLA-A*02:01, HLA-A*02:05 and/or HLA-A*02:06 with advanced (metastatic or inoperable) MRCLS whose tumor express NY-ESO-1 (defined as >30% of tumor cells that are 2+ or 3+ by immunohistochemistry). Patients receive preconditioning with fludarabine and cyclophosphamide at the same dose that is being used in cohort 4 of our ongoing synovial sarcoma Phase 1/2 study.

Soft tissue sarcomas can develop from tissues like fat, muscle, nerves, fibrous tissues, blood vessels, or deep skin tissues. There are more than 50 types of soft tissue sarcomas, including MRCLS, which is mostly located in the limbs (most frequently in the thighs). MRCLS is a solid tumor associated with a characteristic chromosomal translocation, and represents about 30 to 35 percent of liposarcomas and 5 to 10 percent of all adult soft tissue sarcomas. MRCLS commonly presents at an age ranging from 35 to 55 years.

The NY-ESO SPEAR T-cell appears to have a promising tolerability profile in MRCLS patients and initial responses have been observed in the first four patients dosed, with three partial responses (two confirmed and one to be confirmed) and one stable disease seen.

•                  Ovarian program:

Enrollment in the ovarian program has ceased. GSK will assume responsibility for any further development for this indication and any long term follow up for patients previously enrolled and treated in the program. To date no objective clinical responses have been reported in patients.

•                  Melanoma program:

Enrollment in the melanoma program has ceased. To date no objective clinical responses have been reported in patients.

•                  Myeloma program:

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

Interim results from a Phase 1/2 clinical trial in multiple myeloma patients were reported in Nature Medicine, published on July 20, 2015. This trial has now closed. 25 patients were treated in the study. As at July 2017, the overall response rate at day 100 was 76% (1 sCR, 1 CR, 8 VGPR and 1PR). Three patients remain disease progression free at 39, 56 and 61 months post T-cell infusion. These results were reported in Blood, 130 (Supplement 1), 845.

Enrollment of patients has now started into a multiple myeloma combination study with Merck’s anti-programmed death-1 (“PD-1”) inhibitor, KEYTRUDA® (pembrolizumab). This trial is anticipated to transition to GSK during 2018. The study is evaluating the safety, pharmacodynamics, and preliminary efficacy of the combination.

•                 NSCLC program:

Enrollment in the NSCLC study has completed and GSK will assume responsibility for any further development for this indication. Any patients already enrolled in the NSCLC study will continue to be treated and followed for safety, efficacy and long term follow up.

The conduct and timing of any pivotal trial or other trials using the NY-ESO SPEAR T-cell will be the responsibility of GSK following exercise of its option over the NY-ESO SPEAR T-cell program and full transition of the program to GSK.

Next Generation Technology and Manufacturing Platform Development

Next Generation Therapeutics

We believe that there is potential to enhance the potency and durability of our SPEAR T-cells, for instance by adding further active proteins into the lentiviral delivery system. These enhancements are designed to result in next generation SPEAR T-cells for future clinical programs. We have multiple development programs ongoing which are researching different modifications to our SPEAR T-cells. For example, we have an active development program for a ‘dnTGFBRII’ SPEAR T-cell. This next generation SPEAR T-cell is designed to block immune suppression by TGFB in certain tumor microenvironments, thereby enhancing the activity and duration of response seen with our SPEAR T-cells within those environments. We are also considering CD8 constructs where the aim is to promote the antigen spread, anti-tumor memory and tumor inflammation seen with our SPEAR T-cells.

Manufacturing Improvements

We now have our own SPEAR T-cell manufacturing capability at the Navy Yard in Philadelphia, Pennsylvania. Patient SPEAR T-cell manufacture for our wholly owned assets has started. Control of our own manufacturing process enables to improve and further develop our processes for manufacture of our lentiviral vector and SPEAR T-cells. Our goal is to achieve a more consistent and efficient manufacturing process and ultimately to reduce the cost of supply.

We have made a number of changes to our current SPEAR T-cell manufacturing process. In particular, we are now streamlining some of the manual steps in the process by simplifying the initial T-cell selection through increased use of the antibody-bound magnetic Dynabeads® CD3/CD28. We have also introduced cryopreservation steps which make the logistics of administering our SPEAR T-cells more flexible for patients and which also facilitate treatment of patients outside the United States. Expansion and harvest of the SPEAR T-cells is now serum-free after initial culture preparation and is being further optimized. Finally, we are also working towards automation of parts of the manufacturing process.

For the vector supply, we are developing and evaluating alternative approaches to increase volume and continuity of supply while at the same time decreasing the cost of the vector supply. We are also collaborating with the Cell and Gene Therapy Catapult for the provision of a module within its manufacturing facility at Stevenage, UK to enable our own manufacturing of vector and further enhance our ability to optimize the vector manufacturing process.

Core Alliances and Collaborations

We have entered into core alliance or collaboration agreements with GSK (collaboration and license agreement), MD Anderson (collaboration designed to expedite the development of T-cell therapies for multiple types of cancer); Merck (clinical trial collaboration agreement for the assessment of our NY-ESO SPEAR T-cell therapy in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab), in patients with multiple myeloma); Universal Cells (collaboration relating to gene editing and HLA-engineering technology); and Bellicum Pharmaceuticals Inc. (Co-Development and Co-Commercialization Agreement).

GSK Collaboration and License Agreement

We entered into a strategic collaboration and license agreement with GSK in May 2014 (the “GSK Collaboration and License Agreement”) regarding the development, manufacture and commercialization of TCR therapeutic candidates. The collaboration is for up to five programs, the first being the NY-ESO SPEAR T-cell program and the second the PRAME SPEAR T-cell program.

On September 7, 2017 we announced that GSK had exercised its exclusive option for the NY-ESO SPEAR T-cell program. As part of the option exercise a transition plan was agreed between us and GSK for the transition of the NY-ESO SPEAR T-cell clinical trials and program to GSK. Transition is expected to occur during 2018. Following transition of the program to GSK, GSK will assume full responsibility for the NY-ESO SPEAR T-cell program including any ongoing clinical trials. As a result of the option exercise, we will receive up to £48 million (~$61 million) from GSK over the course of the transition period. This includes development milestones of up to £18 million (~$23 million) and an option payment of £30 million (~$38 million), which also allows GSK to nominate two additional targets following completion of the transition. Successful continuation of development and subsequent commercialization of NY-ESO would trigger additional payments for development milestones, tiered sales milestones, and mid-single to low double-digit royalties on worldwide net sales.

In relation to the second target nominated, Adaptimmune will be responsible for taking the PRAME SPEAR T-cell program through preclinical testing and up to Investigational New Drug (“IND”) application filing. GSK is responsible for the IND filing itself. GSK has an exclusive option over the program. Under the terms of the GSK Collaboration and License Agreement, the potential development milestones eligible related to the PRAME program could amount to approximately $300 million, if GSK exercises its option and successfully develops this target in more than one indication and more than one HLA type. Adaptimmune would also receive tiered sales milestones and mid-single to low double-digit royalties on worldwide net sales.

Three other targets may be nominated by GSK at specified times under the GSK Collaboration and License Agreement, excluding any research programs already in progress by Adaptimmune. Upon nomination by GSK of any of these three additional targets, we will grant to GSK an exclusive option on each target, which can be exercised up to four months after approval of an IND application in relation to a TCR therapeutic candidate directed against the nominated target. Nomination also triggers the start of a collaboration program to develop the relevant TCR therapeutic candidate directed to the nominated target peptide.

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

Under the GSK Collaboration and License Agreement, we received an upfront payment of $42.1 million in June 2014 and are entitled to various milestone payments based on the achievement of specified development and commercialization milestones. As of December 31, 2017, we had achieved development milestones of $49.3 million.

In addition to the development milestones, we are entitled to royalties from GSK on all GSK sales of SPEAR T-cells licensed under the agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales, subject to certain agreed reductions, dependent on the cumulative annual net sales for each calendar year. Royalties are payable while there is a jointly owned or solely owned valid patent claim covering the SPEAR T-cell in the country in which the relevant SPEAR T-cell is being sold and, in each case, for a minimum of 10 years from first commercial sale of the relevant TCR therapeutic. Sales milestones also apply once any TCR therapeutic covered by the GSK Collaboration and License Agreement is on the market.

The GSK Collaboration and License Agreement is effective until all payment obligations expire, including any ongoing royalty payments due in relation to GSK’s sale of any covered TCR therapeutic candidates. The agreement can also be terminated on a collaboration program-by-collaboration program basis by GSK for lack of feasibility or inability to meet certain agreed requirements. Both parties have rights to terminate the agreement for material breach upon 60 days’ written notice or immediately upon insolvency of the other party. GSK has additional rights to terminate either the agreement or any specific license or collaboration program upon 60 days’ written notice to us. Additional payments may be due to us as a result of such termination, and where we continue any development of any TCR therapeutic candidate resulting from a terminated collaboration program, depending on the stage of development, royalties may be payable to GSK at a mid-single-digit percentage rate of net sales. We also have rights to terminate any license where GSK ceases development or withdraws any licensed SPEAR T-cells in specified circumstances.

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

Our policy is to seek to protect our proprietary position generally by filing an initial priority filing at the U.K. Intellectual Property Office (“UKIPO”) and/or the U.S. Patent Trademark Office (“USPTO”). This is followed by the filing of a patent application under the Patent Co-operation Treaty claiming priority from the initial application(s) and then application for patent grant in, for example, the United States, Europe (including major European territories), Japan, Australia, New Zealand, India and Canada. In each case, we determine the strategy and territories required after discussion with our patent professionals to ensure that we obtain relevant coverage in territories that are commercially important to us and our SPEAR T-cells or TCRs. We will additionally rely on data exclusivity, market exclusivity and patent term extensions when available, including as relevant exclusivity through orphan or pediatric drug designation. We also rely on trade secrets and know-how relating to our underlying platform technology, manufacturing processes and SPEAR T-cells.

As of December 31, 2017 we owned or jointly owned approximately 150 granted patents (of which 15 are U.S.-issued patents) and 107 pending patent applications (of which 7 are U.S. National patent applications). These patents and patent applications include claims directed to our SPEAR T-cells, our platform technology used to identify and generate engineered TCR therapeutic candidates, our next generation SPEAR T-cell technology and our manufacturing and process technology.

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

AFP - We own patent applications covering the composition of matter of our AFP therapeutic candidate. As with our NY-ESO and MAGE-A10 TCR therapeutic candidates, the patent application claims are directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. An initial priority patent application was filed in the UKIPO and a patent application under the applicable Patent Co-operation Treaty has since been filed claiming priority from that U.K. patent application. National applications have been filed in all commercially relevant territories.

MAGE-A4 - We own three patent applications covering the composition of matter of our MAGE-A4 therapeutic candidate and other related TCRs. As with our NY-ESO and MAGE-A10 TCR therapeutic candidates, the patent application claims are directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. The initial priority patent applications were filed in the UKIPO and patent applications under the applicable Patent Co-operation Treaty have since been filed claiming priority from that U.K. patent application.

Platform Technology

We jointly own a number of platform technology patents and patent applications. These are jointly owned with Immunocore Limited (“Immunocore”), a company with whom we have historically had a shared development history, and are directed to certain aspects of the process that we use to engineer our SPEAR TCRs. For example, patents directed to the di-sulphide bond stabilization technique required to solubilize TCRs for isolation, characterization and validation have been issued in major territories including Australia, Canada, China, major European territories (including the United Kingdom, France, Germany, Spain and Italy), India, Hong Kong, Japan, the United States and South Africa and are expected to expire beginning in 2022. Patents have also been granted in relation to our phage display approach for TCRs and are expected to expire beginning in 2023. The priority patent application was filed in 2002 and patents are now granted in the United States, Australia, Canada, China, major European territories (including the United Kingdom, France, Germany, Spain and Italy), Japan, South Africa, India, Norway and New Zealand. Other examples include an issued patent directed to a method for increasing the affinity of given TCRs to a target peptide (expected to expire in 2025) and patent applications directed to decreasing off-target reactivity and selection for the affinity-enhanced TCRs.

For further information on Immunocore, see further “Related “Risk Factors—Risks Related to Our Reliance Upon Third Parties—We have a shared development history with Immunocore and as a result jointly-own certainly intellectual property rights which are required for our ongoing business.”

Novel targets

We have filed 29 patent applications under the Patent Cooperation Treaty which cover peptides expressed on the tumor cell surface and the TCRs which recognize them. The applications as filed cover 872 peptides from 63 different target proteins.

TCR libraries

We have filed 10 patent applications which cover large libraries of TCR genes which we have generated and the method of their generation: these act as proprietary sources for screening for TCRs which are the starting points for affinity engineering into clinical candidates.

Manufacturing Process Patents and Patent Applications

We also have know-how and patent applications that we own which relate to the manufacture of our SPEAR T-cells. For example, we have filed patent applications in the major territories, which claim priority from initial priority patent applications filed at the USPTO and UKIPO, which are directed to a particular modification to the lentiviral vector technology. We believe this modification enhances the safety profile of the lentiviral vector technology. A further patent application has been filed on enhancing the activity of our manufactured T-cells, and two further patent applications on increasing the efficiency of manufacture of our T-cell product are expected to be filed shortly.

Next Generation Approaches

We have recently filed a priority generating patent application in relation to a gene which prevents our cytotoxic T-cells from being inhibited by the immunosuppressive tumor microenvironment. A patent application under the applicable Patent Co-operation Treaty has since been filed claiming priority from that U.K. patent application and a patent application was filed in the US for accelerated prosecution under the Cancer Immunotherapy Pilot Program. This is potentially relevant to all of our SPEAR T-cells in solid tumor indications and protects one of the next generation SPEAR T-cell products under development.

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

Immunocore Limited

We have an assignment and license agreement in place with Immunocore that relates to certain co-owned patents, patent applications and rights in know-how that were originally developed by Avidex and subsequently acquired by Medigene. The patents, patent applications and rights in know-how are now fully co-owned by Adaptimmune and Immunocore. Each company utilizes the jointly owned patents and know-how within separate fields or applications, with our focus being on the treatment of patients with our SPEAR T-cells and Immunocore’s focus being on the treatment of patients with soluble TCRs. There are no termination rights in the assignment and license agreement.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, a strong emphasis on proprietary products and intellectual property. While we believe that our scientific knowledge, technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any SPEAR T-cells that we successfully develop and commercialize will compete with existing products and new products that may become available in the future.

Immunotherapy is an active area of research and a number of immune-related products have been identified in recent years that are alleged to modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T-cell activation. More recently, bi-specific antibodies and checkpoint inhibitors (for instance PD-1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the TCR, thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors on the other hand work by targeting receptors that inhibit T-cell effectiveness and proliferation and essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody-drug complexes, TCR-mimic antibodies, oncolytic viruses, cancer vaccines. A variety of cell-based autologous and allogeneic approaches are also being researched and developed, including but not limited to: CAR-T cell, TCR T cell, GammaDelta T cell, CAR-NK cell, NK cell, NKT cell and CTL.

•                  CAR-T in hematological malignancies: Engineered T cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. For the majority of approaches, CAR-T cells have access to extracellular proteins only and are independent of human leukocyte antigens (HLAs). A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70 and CD123. In 2017, the US FDA approved two CD-19 directed autologous CAR-T cell products, which are commercially available: Kymriah™ (tisagenlecleucel; Novartis) for the treatment of patients up to 25 years of age with B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse, and Yescarta™ (axicabtagene ciloleucel) for the treatment of adult patients with relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, including diffuse large B-cell lymphoma (DLBCL) not otherwise specified, primary mediastinal large B-cell lymphoma, high grade B-cell lymphoma, and DLBCL arising from follicular lymphoma. In addition a number of pharmaceutical, biotechnology, and academic institutions are researching and developing autologous and allogeneic CAR-T therapies to a variety of target antigen. Many of these CAR-T cells in development are undergoing pivotal or Phase I/II clinical trials and some could seek marketing approval submissions during 2018 and beyond.

•                  CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1.

•                  CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards antigen targets. However competitors are also developing a CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19, BCMA, NY-ESO-1, p53 and WT1.

•                  TCR T-cells: Competitors are developing TCR T-cells (including affinity engineered T-cells) that are directed towards a multitude of targets including: HPV-16 E6, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, NY-ESO-1, PRAME and WT1. Juno Therapeutics has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Data from the NSCLC trial is likely to emerge in 2018. Medigene AG has reported development of a PRAME TCR therapeutic candidate, which is due to begin Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes.

•                  Other cell-based approaches: In addition to all the adoptive cell therapy approaches above, our competitors are also investigating the potential of GammaDelta T cell, CAR-NK cell, NK cell, NKT cell and CTLs either in a preclinical or clinical setting (both hematologic malignancies and solid tumors).

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror/payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the healthcare fraud statute, which prohibits knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations, or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.

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

Europe and Rest of the World Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions both due to our location and the fact that we are engaging in clinical programs outside of the United States and will want to obtain worldwide regulatory approval for our TCR therapeutic candidates. In particular we have clinical trials ongoing in the UK and Spain and will be subject to regulations relating to performance of those clinical trials and manufacture and supply of our SPEAR T-cells and patient materials in the UK and Spain. Prior to supplying any TCR therapeutic candidate in any country or starting any clinical trials in any country outside of the United States we must obtain the requisite approvals from regulatory authorities in such countries. The existence of a United States regulatory approval does not guarantee that regulatory approvals will be obtained in other countries in which we wish to conduct clinical trials or market our TCR therapeutic candidates. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively prior to any clinical trial being conducted in the relevant country. A marketing authorization is then submitted prior to any commercial supply, again to each relevant country’s national health authority.

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

Employees

As of December 31, 2017, we had 371 full-time equivalent employees. Of these employees, 288 were in research and development (including in manufacturing and operations, and quality control and quality assurance) and 83 were in management and administrative functions (including business development, finance, intellectual property, information technology and general administration). We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

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

Corporate Information

Adaptimmune Therapeutics plc was incorporated on December 3, 2014 and is a public limited company incorporated under the laws of England and Wales.   Pursuant to a corporate reorganization, completed on April 1, 2015, Adaptimmune Therapeutics plc holds the entire issued share capital of Adaptimmune Limited. Prior to the corporate reorganization, our business was conducted by Adaptimmune Limited and its consolidated subsidiary. Adaptimmune Limited was incorporated on December 19, 2007. Subsequent to the corporate reorganization our business was conducted by Adaptimmune Therapeutics plc and its consolidated subsidiaries, including Adaptimmune Limited.  Our registered and principal executive offices are located at 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire OX14 4RX, United Kingdom, our general telephone number is (+44) 1235 430000 and our corporate website address is www.adaptimmune.com. Our website and the information contained on or accessible through our website are not part of this document. Our agent for service of process in the United States is Adaptimmune LLC, located at 351 Rouse Boulevard, The Navy Yard, Philadelphia PA 19112, United States.

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

For the years ended December 31, 2017 and 2016 and six months ended December 31, 2015 and the years ended June 30, 2015, we incurred net losses of $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of December 31, 2017, we had accumulated losses of $231.6 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, successfully transferring the NY-ESO SPEAR T-cell program to GSK and achieving GSK milestones and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

•                  developing a reliable and commercially viable/cost effective commercial manufacturing process to enable commercial supply of our SPEAR T-cells;

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

As of December 31, 2017, we had $84.0 million of cash and cash equivalents and $124.2 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents, short-term deposits and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration and in particular transition of NY-ESO program to GSK, may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

There is no guarantee that the results obtained in current clinical trials for the NY-ESO SPEAR T-cell will be sufficient for GSK to plan one or more pivotal clinical trials and obtain regulatory approval or marketing authorization. Negative results in the NY-ESO SPEAR T-cell clinical program or in other investigator-initiated clinical programs utilizing the NY-ESO therapeutic candidate may also impact our ability to obtain regulatory approval for other SPEAR T-cells, either at all or within anticipated timeframes because, although the SPEAR T-cell may target a different cancer peptide, the underlying technology platform, manufacturing process and development process is the same for all of our SPEAR T-cells. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other SPEAR T-cells.

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

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future SPEAR T-cells, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required. For example, the FDA issued a partial clinical hold for the Company’s proposed MRCLS trial with NY-ESO following review of the IND submitted for the trial. The FDA notification was not based on safety concerns. In its correspondence the FDA requested additional Chemistry Manufacturing and Controls, or CMC, and clinical information prior to the commencement of the proposed trial. An amendment to the ADP-0011-007 protocol for the trial was filed with the FDA which converted the trial into a pilot trial (rather than the previously proposed pivotal trial design with a futility phase) and this amended protocol has now been approved by the FDA resulting in a lift of the partial clinical hold. The start of the MRCLS trial was delayed as a result of the FDA issued partial clinical hold and there is no guarantee that any later MRCLS pivotal trial or further SPEAR T-cell trial will be approved by the FDA.

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

In addition, results seen in third party clinical trials using other cell therapy products, for example CAR-T products, may impact on the further advancement of our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the type and severity of neurotox events observed with CD19-directed CAR-T cell treatments, including the fatal events observed in the NCT02535364 trial, occur with our SPEAR TCRs and we do not therefore believe that any changes to our SPEAR T-cell clinical trial protocols are required. However there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required.

Results seen in clinical trials using products that are used in our combination clinical trials, may impact on the further advancement of our clinical trials. For example, the FDA placed a clinical hold on three combination studies using KEYTRUDA (pembrolizumab), an anti-PD-1 therapy used to treat multiple myeloma. There is no guarantee that further reviews of safety data with KEYTRUDA or other anti-PD-1 therapies will not result in delays or holds to our clinical trials or the requirement to amend the protocol for such clinical trials.

T-cell therapy is a novel approach to cancer treatment that creates significant increased risk in terms of side-effect profile, ability to satisfy regulatory requirements associated with clinical trials and the long- term viability of administered SPEAR T-cells.

Development of a pharmaceutical or biologic therapy or product has inherent risks based on differences in patient population and responses to therapy and treatment. The mechanism of action and impact on other systems and tissues within the human body following administration of our SPEAR T-cell is not completely understood, which means that we cannot predict the long-term effects of treatment with our SPEAR T-cells. In addition it is not possible for any pre-clinical safety package to completely identify all potential safety risks.

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

Common and more severe adverse events as of  September 5, 2017 considered by investigators to be at least possibly related to administration of our SPEAR T-cells include: fever, fatigue, chest pain, nausea, diarrhea, enterocolitis, anemia, leukopenia, neutropenia, febrile neutropenia, lymphopenia, thrombocytopenia, bone marrow failure, dehydration, hyponatremia, ALT increased, rhabdomyolysis,  rash, acute inflammatory demyelinating polyradiculoneuropathy, dyspnea, hypoxia, pneumonitis, respiratory failure, pericardial effusion, supraventricular tachycardia, hypotension, embolism, CRS (including grade 3 and 4 events which resolved with treatment), and graft versus host disease (GVHD). There has been one report of fatal (grade 5) bone marrow failure, which was considered related to the study treatment regimen (preconditioning plus SPEAR T-cell). Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure. To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, enterocolitis and diarrhea have been reported in other SPEAR T-cell studies.

In addition to our Company sponsored clinical programs, the NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer. Two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Said patient experienced enterocolitis and bone marrow failure followed by fatal gangrenous gastrointestinal necrosis and hemorrhage. The investigator determined there was a reasonable possibility that these events were caused by study treatment.

Enrollment in the trial was temporarily paused pending investigation of the patient fatality, but an independent data monitoring committee recommended that recruitment could resume following a protocol amendment. Despite this, the study is expected to terminate and is not currently recruiting.

Because administration of our SPEAR T-cells is patient-specific, the process requires careful handling of patient-specific products and fail-safe tracking, namely the need to ensure that the tracking process is without error and that patient samples are tracked from patient removal, through manufacturing and re-administration to the same patient. Should the tracking process fail, whether at our own facility, a third party facility or at any point in the manufacturing and supply process, a patient could receive another patient’s T-cells resulting in a patient fatality. We will need to invest in systems, such as bar coding, to ensure fail safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in a patient fatality if a patient receives another patient’s T-cells. This risk may be increased where our SPEAR T-cells are used in clinical programs that we do not control or sponsor and, should an error be made in the administration of our SPEAR T-cells in such clinical programs, this could affect the steps required in our own clinical programs and manufacturing process requiring the addition of further tracking mechanisms to ensure fail-safe tracking. The tracking systems required to ensure safe patient administration may also require increased administration to satisfy other regulatory requirements, for example data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

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

In addition, there is no guarantee that our attempts to develop further SPEAR T-cells will result in candidates for which the safety and efficacy profiles enable progression to and through preclinical testing. Failure to identify further candidates for progression into preclinical testing and clinical programs will significantly impact our commercial returns, increase our reliance on the success of our existing SPEAR T-cell programs and may significantly harm our business, prospects, financial condition and results of operations. If resources become limited or if we fail to identify suitable target peptides, TCRs or affinity-enhanced TCRs, our ability to submit INDs for further SPEAR T-cells may be delayed or never realized, which would have a materially adverse effect on our business. We have multiple research projects ongoing both internally and with third parties, for example Universal Cells Inc and Bellicum Inc. The outcomes of these research projects are uncertain and such research projects may or may not generate next generation SPEAR T-cells with profiles suitable for further development or progression into clinical trials.

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

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our SPEAR T-cells, which will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use or where competing investigator-led trials are ongoing, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our SPEAR T-cells represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression. In addition, in relation to any indication, the standard of care for patients in that indication may change or further develop meaning that clinical sites are no longer prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. For example, the standard of care in melanoma has changed since the start of our clinical trials in melanoma with the NY-ESO SPEAR T-cell and as a result the clinical trial has been halted due to anticipated unavailability of patients. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a SPEAR T-cell through clinical trials.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result, and have resulted in, increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our SPEAR T-cells.

Comparability studies related to the manufacturing of our SPEAR T-cells may be required ahead of any pivotal trial start date or ahead of use in the European Union or alternatively in connection with any changes made to our manufacturing process. The requirement to carry out such comparability studies may delay the uptake of any changed process, start of any pivotal trial or use of the relevant SPEAR T-cells in Europe. If the results from the comparability studies are not acceptable, this may further delay the start of such trials or changed process and require re-evaluation of the process used to manufacture of our SPEAR T-cells. For example, comparability studies are ongoing in relation to changes made to the process for manufacture of our NY-ESO SPEAR T-cells. The results from these comparability studies may impact the start date for any registrational study or impact what data can be used for any marketing application for the NY-ESO SPEAR T-cells. Failure in such comparability studies may also impact other studies in which the modified process is already being used.

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

Delays or failures in the manufacture of our SPEAR T-cells (whether by us or our third party contract manufacturer) can result in a patient being unable to receive their SPEAR T-cells or a requirement to re-manufacture SPEAR T-cells which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

•                  A failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure (including failure in the bags the Company uses to freeze , differences in patient material, failure in any step of the manufacturing process, failure to maintain a GMP environment, contamination during process;

•                  A lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of SPEAR T-cells. Should the process be unreliable, the relevant regulatory agency (for example the FDA in the United States) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;

•                  Product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example as a result of an import or export hold-up) or supplier error;

•                  Inability to obtain manufacturing slots from third party contract manufacturers or to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture SPEAR T-cells for patients as and when those patients require manufacture;

•                  Inability to procure starting materials, for example vector required for SPEAR T-cell manufacture. For example in our AFP clinical trial lack of vector availability delayed the start of the clinical trial;

•                  Inability to procure manufacturing slots from third party manufacturers (whether for SPEAR T-cell manufacture or for starting materials manufacture, including vector) at all or on a timely basis. Even where manufacturing slots are agreed in advance with third party manufacturers we cannot guarantee they will not be delayed or cancelled or that any manufacturing process will be successful;

•                  Loss of or close-down of any manufacturing facility used in the manufacture of our SPEAR T-cells. For example we will be manufacturing MAGE-A10 and MAGE-A4 SPEAR T-cells at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for the MAGE-A10 and MAGE-A4 SPEAR T-cells within the timescales required for ongoing clinical trials;

•                  Loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started; and

•                  A requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of patient SPEAR T-cells. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture.

The requirements for manufacture and supply of SPEAR T-cells for clinical trials in Europe have additional complexities and the manufacture and supply of our SPEAR T-cells is raising issues which have not previously been regulated or observed by the relevant regulatory authorities. For example, supply of SPEAR T-cells for European clinical trials will either require manufacture of SPEAR T-cells in the United States or use of a new CMO in Europe. Where manufacture continues in the United States, there is a need to transfer patient product from clinical sites in Europe to the manufacturer in the United States, for the patient product to be converted into our end SPEAR T-cell product and then for that SPEAR T-cell product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point in the supply and manufacturing chain. Any inability to set up acceptable manufacturing and supply chains to enable treatment of patients in Europe could result in a delay to those trials starting in Europe or could result in a delay in patient treatment, requirement to re-apherese a patient or a requirement to re-manufacture patient material.

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, loss of product, and timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. In addition, we may ultimately be unable to reduce the expenses associated with our SPEAR T-cells to levels that will allow us to achieve a profitable return on investment. We have entered into an alliance with Universal Cells Inc that, if successful, will enable us to treat patient populations with an off-the-shelf product. However, there is no guarantee that the research program with Universal Cells Inc will be successful, will be carried out within the timescales currently anticipated or that even if successful it will result in a SPEAR T-cell that can be used to treat patients or that such SPEAR T-cell will allow us to achieve a profitable return on investment.

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

In order to commercially produce our products, we will need to comply with the FDA’s cGMP requirements at both our Navy Yard facility and at our third party contract manufacturing facilities. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our third party contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements once the process has been approved. Any failure to follow cGMP or other regulatory requirements, reliably manufacture product or delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of our SPEAR T-cells as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our SPEAR T-cells, including leading to significant delays in the availability of our SPEAR T-cells for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our SPEAR T-cells. Significant non-compliance could also result in the imposition of sanctions, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our SPEAR T-cells, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

We now manufacture SPEAR T-cells at our own manufacturing facility. There is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which the facility is operated. This may result in a delay in our ability to manufacture SPEAR T-cells at our own facility. In addition, now our manufacturing facility is operating there is no guarantee that any SPEAR T-cells produced in such facility will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Any failure to meet regulatory requirements or produce SPEAR T-cells according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of our SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than might be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in our ovarian cancer trial with our NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T cells that constituted nearly 100% of the peripheral blood at day 14. This level of cytokine release syndrome had not been seen in previous patients from trials using the NY-ESO SPEAR T-cell. As of January 27, 2018, we have not observed any severe neurotoxic events similar to CAR-T cell related encephalopathy syndrome (“CRES”). However as the number of patients increases we may observe severe neurotoxic events with our SPEAR T-cells. As another example, in both the European investigator-initiated clinical program in gastro-esophageal cancer and in our own sponsored synovial sarcoma trial there has been one patient death considered to be related to treatment according to the investigator.

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

Common and more severe adverse events as of   September 5, 2017 considered by investigators to be at least possibly related to administration of our SPEAR T-cells include: fever, fatigue, chest pain, nausea, diarrhea, enterocolitis, anemia, leukopenia, neutropenia, febrile neutropenia, lymphopenia, thrombocytopenia, bone marrow failure, dehydration, hyponatremia, ALT increased, rhabdomyolysis,  rash, acute inflammatory demyelinating polyradiculoneuropathy, dyspnea, hypoxia, pneumonitis, respiratory failure, pericardial effusion, supraventricular tachycardia, hypotension, embolism, CRS  (including grade 3 and 4 events which resolved with treatment), and graft versus host disease (GVHD). There has been one report of fatal (grade 5) bone marrow failure, which was considered related to the study treatment regimen (preconditioning plus SPEAR T-cell). Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure.   To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, enterocolitis and diarrhea have been reported in other SPEAR T-cell studies.

In our NY-ESO SPEAR T-cell trials, CRS has been reported in 21/83 subjects who received NY-ESO SPEAR T-cells as of January 27, 2017. Of these 21 subjects, five subjects have experienced CRS at either Grade 3 or 4 in severity. Within cohorts 1-4 of our synovial sarcoma trial as of Januray 27, 2018, four subjects out of 43 patients who received NY-ESO SPEAR T-cells have experienced CRS at Grade 3 or 4 . There have been no reports as of January 27, 2018 of any severe neurotoxic events similar to CAR-T cell related encephalopathy syndrome (CRES). Subjects with more severe CRS symptoms have generally responded to treatment with the anti-IL6R antibody, tocilizumab. All Adaptimmune protocols now allow for use of tocilizumab for treatment of cytokine release syndrome.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor responseIn addition to our Company sponsored clinical programs, the NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Said patient experienced enterocolitis and bone marrow failure followed by fatal gangrenous gastrointestinal necrosis and hemorrhage. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. Despite this, the study is expected to terminate and is not currently recruiting.

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

In particular, eligible patients must be screened for the target peptide and HLA type, which may reduce the number of patients who can be recruited for any clinical program. For example, low target peptide expression levels in the NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell programs affected speed of patient recruitment. The ability to administer our SPEAR T-cells to patients in accordance with set protocols for the clinical trials and the results obtained depends on patient participation for the duration of the clinical trial, which many of these patients are unable to do because of their late-stage cancer and limited life expectancy.

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

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the SPEAR T-cell’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For example, in relation to our NY-ESO SPEAR T-cell in synovial sarcoma, the FDA requested certain additional information be made available as part of the Company’s application to conduct a pivotal study in synovial sarcoma, including a requirement to assess comparability between the manufacturing process used for the initial synovial sarcoma trials and the commercial-ready manufacturing process intended to be used in pivotal trials. The FDA also recommended that we file a SPA in relation to the design of the pivotal study.  Such requirements and requests for additional information can delay the start of any pivotal or other trial and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any trial whether for our NY-ESO SPEAR T-cells or other SPEAR T-cells.

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

We have obtained breakthrough therapy status for our NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. Following exercise of the option over the NY-ESO SPEAR T-cell program by GSK, it is not known whether such breakthrough therapy status will continue or whether GSK will apply for and obtain any accelerated approval for the NY-ESO SPEAR T-cell. In addition, depending on the data that is obtained by us in our current and future clinical trials for our wholly owned SPEAR T-cells, we may seek breakthrough therapy or fast track designation or accelerated approval from the FDA for our SPEAR T-cells and equivalent accelerated approval procedures in other countries. However, given the novel nature of our SPEAR T-cells, it is difficult for us to predict or guarantee whether the FDA or other regulatory authorities will approve such requests or what further clinical or other data may be required to support an application for such accelerated approval procedures.

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

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk: benefit profile for any of their proposed indications;

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

We have obtained breakthrough therapy status in the United States and Europe for our NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. We may seek breakthrough therapy or fast track designations for our other SPEAR T-cells in the United States or equivalent regulations elsewhere in the world.

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

•                  the risk: benefit balance of the medicinal product is positive;

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

Orphan drug designation for our NY-ESO SPEAR T-cell for the treatment of soft tissue sarcoma, a solid tumor cancer has also been granted by the European Union. Orphan drug designation provides certain regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, and where no satisfactory treatment is available. The designation provides incentives for companies seeking protocol assistance and scientific advice from the EMA during the product development phase and a 10-year period of marketing exclusivity in the European Union following product approval.

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

The production of our SPEAR T-cells is highly regulated and subject to constant inspection. The regulatory environment may also change from time to time. Any failure to comply with regulatory requirements, whether in the United States or in other countries in which our SPEAR T-cells are supplied, may result in investigation by regulatory authorities, suspension of regulatory authorizations and, as a result, suspension of clinical programs or ability to supply any of our SPEAR T-cells and potentially significant fines or other penalties being imposed in relation to any breach. Any failure may also harm our reputation and impact our ability going forward to obtain regulatory approvals for other SPEAR T-cells or require us to undertake additional organizational changes to minimize the risk of further breach. A failure to comply may apply to any part of our business, for example to the processes used for manufacture of our SPEAR T-cells (including the reliability of the process) or to the processes used for treatment of patients (including tracking of patient product and supply of patient specific product).

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

Our current cash projections include reliance on the ability to obtain certain tax credits and the operation of certain tax regimes within the United Kingdom. Should these cease to be available, this could impact our ongoing requirement for investment and the timeframes within which additional investment is required.

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

We may also benefit in the future from the United Kingdom’s “patent box” regime, which would allow certain profits attributable to revenues from patented products to be taxed at a rate of 10%. As we have many different patents covering our products, future upfront fees, milestone fees, product revenues, and royalties could be taxed at this favorably low tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the United Kingdom research and development tax credit regime or the “patent box” regime, or we are unable to qualify for such advantageous tax legislation, our business, results of operations and financial condition may be adversely affected.

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

We face an inherent risk of product liability as a result of the clinical testing of our SPEAR T-cells and our ongoing manufacture of SPEAR T-cells and will face an even greater risk upon any commercialization. For example, we may be sued if any of our SPEAR T-cells causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our SPEAR T-cell. Even a successful defense would require significant financial and management resources and, regardless of the merits or eventual outcome, liability claims may result in:

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

•                  the inability to commercialize SPEAR T-cells; and

•                  a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable price to protect against potential product liability claims could also prevent or inhibit the commercialization of our SPEAR T-cells. We currently hold £15.0 million in clinical trial insurance coverage in the aggregate per year, with a per trial limit of £5.0 million. We also hold products and services liability insurance capped at £3.0 million in the aggregate and public liability insurance capped at £3.0 million per occurrence. These levels may not be adequate to cover all liabilities that we may incur. We may also need to increase our insurance coverage as we expand the scope of our clinical trials and commercialize any of our product SPEAR T-cells. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Commercialization of the NY-ESO SPEAR T-cell therapy and our own ability to commercialize other SPEAR T-cells depends heavily on the ongoing collaboration with GSK and payments made by GSK to us upon achievement of specified milestones. GSK has the right to nominate three further target programs in addition to the NY-ESO SPEAR T-cell and PRAME SPEAR T-cell programs under the collaboration arrangements. We have no control over whether GSK will elect to progress additional targets under the collaboration arrangements and therefore trigger additional investment from GSK in our SPEAR T-cells. If GSK does not elect to do so, we may require additional capital or investment or need to enter into alternative strategic alliances. In addition, GSK has a right to terminate the GSK Collaboration and License Agreement or any specific license under the GSK Collaboration and License Agreement for any reason on provision of sixty days’ notice. Termination may impact not only our requirement for additional investment or capital but also the timeframes within which current clinical programs can be performed and the development of a suitable commercial-scale manufacturing process for any of our SPEAR T-cells.

On September 7, 2017, we announced that GSK exercised its option under the GSK Collaboration and License Agreement signed in 2014 to exclusively license the right to research, develop, and commercialize our NY-ESO SPEAR T-cell program. As a result of the option exercise the NY-ESO SPEAR T-cell program is now being transitioned to GSK. The amount of time and level of resources required to fully transition the program to GSK may impact on our ability to progress other wholly owned programs and divert resources required to further develop our SPEAR T-cells or the manufacturing process for our SPEAR T-cells. The timescales for transition of the NY-ESO SPEAR T-cell program to GSK rely heavily on GSK’s ability to put in place the required resources and third party agreements to take over responsibility of the NY-ESO SPEAR T-cell program. The timescales for transition can not therefore be guaranteed and the longer the transition to GSK takes, the more of our resources are diverted to the transition rather than management of clinical programs for our wholly owned assets. Delay in the transition to GSK could result in delays to our other clinical trials and a requirement to manufacture further NY-ESO SPEAR T-cells for patients in the NY-ESO program leading to further competition for patient manufacturing slots. Ability to transition successfully to GSK is also dependent on certain of our third party vendors and delays in the transition could result in an increase in third party costs being required to support our continued management of NY-ESO program. Additional work may also be required in order to successfully transition the NY-ESO SPEAR T-cell program to GSK that is not currently planned or resourced. Should GSK be unable to put in place required third party agreements, we may be unable to transition the NY-ESO SPEAR T-cell program to GSK within currently anticipated timescales, if at all.

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

There is no guarantee that any payments due on commercialization of products under the GSK Collaboration and License Agreement will be due or payable by GSK at any time or on the timeframes currently expected. In particular, GSK has now exercised its option to the NY-ESO SPEAR T-cell program and commercialization of the NY-ESO SPEAR T-cell is now the responsibility of GSK. The timing for commercialization of the NY-ESO SPEAR T-cell and the route to commercialization will be determined by GSK and we cannot guarantee that GSK will commercialize the NY-ESO SPEAR T-cell within expected timelines or at all. Any substantial delay in the progression of the NY-ESO SPEAR T-cell into pivotal or other clinical trials by GSK will impact the timing of payments received by us in relation to the NY-ESO SPEAR T-cell program.

In addition, the development plans agreed upon with GSK (whether relating to transition of the NY-ESO SPEAR T-cell or to the PRAME SPEAR T-cell) and any future development plans will be subject to change as a result of risks inherent with the development of any pharmaceutical, biological or gene therapy product. Changes may be agreed to expand or change the scope of the collaboration or the responsibilities of the parties under the collaboration. For example, in February 2016 the GSK Collaboration and License Agreement was expanded to accelerate the development of the NY-ESO SPEAR T-cells towards pivotal trials in synovial sarcoma and provide for additional combination trials. Changes to the development plans or collaboration agreement may impact the timing and extent of milestone payments made by GSK to us, the nature of the relationship with GSK or the scope of the collaboration with GSK.

GSK has the ability to influence or control certain decisions relating to the development of therapies covered by the GSK Collaboration and License Agreement. This ability could result in delays to the clinical programs covered by the collaboration or changes to the scope of those clinical programs, including the disease indications relevant to such clinical programs. Under the GSK Collaboration and License Agreement, we are also prohibited from independently developing or commercializing therapies directed at the targets subject to outstanding options granted to GSK. In addition, GSK may have competing internal or commercial interests including its independent collaboration with Immunocore any of which could impact our collaboration or the ability of GSK to take any clinical programs forward to the next stage following the exercise of their option. Given GSK will be taking over the responsibility for the NY-ESO SPEAR T-cell program, decisions taken by GSK (with limited or no input from us) may impact on the development of our SPEAR T-cells outside of the collaboration program or may impact on the regulatory requirements applicable to such SPEAR T-cells.

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

We rely on third parties to manufacture and supply our SPEAR T-cells and to develop next generation SPEAR T-cells, and we may have to rely on third parties to produce and process our SPEAR T-cells, if approved.

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

We rely on a limited number of third-party manufacturers for clinical trial product supplies, and as a result we are exposed to the following risks:

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

•                      We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply. Transfer of our new process for manufacture of the lentiviral vector used to manufacture the NY-ESO SPEAR T-cells to our third party CMO has taken substantially longer than originally predicted.  If such transfer fails to generate the required levels of product we may need to source alternative CMOs. Such failure may also impact our collaboration with GSK, the timelines for transition of the NY-ESO program to GSK and result in GSK not exercising options or not developing any of our additional SPEAR T-cells.

•                  Our third-party manufacturers might be unable to timely formulate and manufacture our SPEAR T-cells or produce the quantity and quality required to meet our clinical trial and commercial needs, if any.

•                      With any new manufacturing process or new CMO we will need to transfer the manufacturing process or new process to that CMO. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our SPEAR T-cells and obtain marketing approval for our SPEAR T-cells.

•                      Introduction of new raw material or intermediate material manufacturers, such as CMOs for vectors, may require comparability testing to be carried out to show that the manufacturing process and end material is comparable to the currently used manufacturing process and/or material. Any inability to show comparability or delay in comparability testing may result in delays to the supply of the affected materials and as a result delays to clinical trials.

•                  Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost. Even where CMOs fail to manufacture our SPEAR T-cell products successfully, it may not be possible to achieve re-manufacture quickly or without expending resources or additional costs.

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

•                      Increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors which are outside of our control or which may be imposed by our CMOs.

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

In addition, we will rely on third parties to perform release tests on our SPEAR T-cells prior to delivery to patients. If these tests are not appropriately performed and test data is not reliable, patients could be put at risk of serious harm. For example if the HLA testing is not accurate then a patient without the correct HLA-type could be provided with incompatible SPEAR T-cells and as a result such patient could suffer severe side effects or fatality.

We also rely on certain third parties to assist us in the future development of SPEAR T-cells including next generation SPEAR T-cells and manufacture and supply of SPEAR T-cells for patient administration. For example, we have a research collaboration with Universal Cells Inc in which we are looking to develop affinity engineered donor T cells that are universally applicable to all patients. As with any research and development program there is no guarantee of the success of such program or that such program will be carried out by us or Universal Cells Inc within the timescales we currently anticipate.

We have a shared development history with Immunocore, and as a result jointly-own certain intellectual property rights which are required for our ongoing business.

Our TCR technology was originally developed by Avidex, which was subsequently acquired by Medigene in 2006. We were formed as a new, separate company and licensed our TCR technology for T-cell therapy from Medigene in July 2008. Immunocore was subsequently formed as a new separate company and acquired the TCR technology for soluble TCRs from Medigene later in 2008 to develop soluble TCR proteins. As of December 31, 2017, Immunocore owns less than 5% of our ordinary shares. Certain of our shareholders also hold shares in Immunocore. Our scientific founder and advisor, Bent Jakobsen, is also an employee of Immunocore.

Due to several factors including the decrease in Immunocore’s share ownership in 2017, the termination of the target collaboration agreement that terminated March 1, 2017 and our lack of common directors, the Company no longer considers Immunocore to be a related party, however, under the terms of that target collaboration agreement, we will continue to share a database of identified targets with Immunocore which resulted from the joint target identification efforts under that agreement. The contents of this target database are highly confidential and if disclosed to a third party, either as a result of a breach of the confidentiality terms between us and Immunocore or through a change of control in Immunocore, our business could be adversely impacted.

In addition, many of the patents relating to our underlying core technology in TCR engineering, are co-owned by us and Immunocore pursuant to a separate assignment and license agreement. Under this agreement, both Immunocore and Adaptimmune utilize the jointly owned patents and know-how, with Adaptimmune focused on the treatment of patients with engineered SPEAR T-cells and Immunocore focused on the treatment of patients with soluble TCRs. Under the agreement, each of Immunocore and Adaptimmune grants the other an exclusive, royalty-free, irrevocable license, with the right to sub-license, to certain jointly owned patents and know-how. However, there is the potential that Immunocore could develop a soluble TCR product targeting the same cancer target that one of our SPEAR T-cells is targeting, and therefore compete directly with us.

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

In addition to our Company sponsored clinical programs, our NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy and was administered under a different protocol, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Said patient experienced enterocolitis and bone marrow failure followed by fatal gangrenous gastrointestinal necrosis and hemorrhage. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume. Despite this, the study is expected to terminate and is not currently recruiting.

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

Any loss of, or failure to obtain, patent protection could have a material adverse impact on our business. Enforcement of patents may also be cost prohibitive and we may be unable to prevent competitors from entering the market with products that are similar to or the same as our SPEAR T-cells. This is particularly the case where third parties are using T-cell therapies falling within the scope of our patents in clinical trials. It may not be possible to enforce our patents against such third parties during the course of those clinical trials.

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

We have also identified a family of third party patents under which we may require a license in relation to a structural component of our lentiviral vector (cPPT) prior to any commercialization of the NY-ESO SPEAR T-cell. The requirement for such a license and the scope of such license will depend on progression of the NY-ESO SPEAR T-cell through clinical programs. GSK will control the progression of the NY-ESO SPEAR T-cell through clinical programs following anticipated transition of the program to GSK during 2018. We believe such licenses are available and can be negotiated.

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

As of December 31, 2017, we had 371 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have opened a manufacturing facility of our own which may result in increased costs being incurred by the company

During 2017, we opened a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, Pennsylvania and have started manufacturing SPEAR T-cells for use in our clinical trials. As a company we have never previously operated our own manufacturing facility or manufactured SPEAR T-cells ourselves. We cannot guarantee that we will be successful in developing SPEAR T-cell manufacturing capability at all or within the currently planned timescales or resource levels or that the regulatory authorities, in particular the FDA, will continue to approve our ability to manufacture SPEAR T-cells at the Navy Yard facility.

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

•                  our ability to establish comparability with currently used manufacturing processes and for such comparability data to be accepted by the appropriate regulatory authorities; and

•                  our ability to be able to fund the ongoing development including equipment requirements necessary for successful manufacture of SPEAR T-cells at our facility.

Any delay or failure in manufacture at our facility could result in delays to the supply of SPEAR T-cells for our clinical programs. Should any of our third party manufacturers also cease to be able to supply SPEAR T-cells at a time where our own manufacturing facility is unable to produce SPEAR T-cells for use in our clinical programs or is unable to produce SPEAR T-cells at the required level, then we will be unable to support such clinical programs until alternative manufacturing capability is secured.

We are in the process of increasing the number of manufacturing slots available at our Navy Yard facility. The cost of developing, out-fitting and operating a larger manufacturing facility may also be greater than currently anticipated and we may require additional capital for the completion of the upscaling of the manufacturing facility which may result in the need for us to raise additional funds earlier than expected.

We cannot guarantee that we will be successful in manufacturing SPEAR T-cells at all or in a manner that complies with regulatory requirements. For example, there is a risk that any SPEAR T-cells we manufacture are contaminated or are otherwise incorrectly manufactured resulting in injury or death to any patient receiving those SPEAR T-cells. Such failure could result in a halt being placed on manufacture at our Navy Yard facility. We may also face difficulties in properly tracking and administering our SPEAR T-cells to patients, again potentially resulting in injury or death to any patient receiving those SPEAR T-cells.

We may also be unable to support use of our own manufacturing facility together with third party suppliers and become the sole supply for our SPEAR T-cells. Any inability to supply SPEAR T-cells at the required levels and to the required specifications, will result in delays to clinical trials and may result in holds being applied to such clinical trials.

We expect to face intense competition, which may be from companies with greater resources and experience than we have.

Immunotherapy is an intensely competitive area with many of the large pharmaceutical companies having products and therapies already in clinical trials for cancer indications and autoimmune diseases. The larger resources of these companies may enable them to take therapies all the way through the regulatory process, while we will require additional investment or input from collaborators such as GSK to take our SPEAR T-cells through the regulatory process and commercialization. Smaller or early-stage companies and academic sites may also prove to be significant competitors, particularly if such companies align with pharmaceutical partners and compete for patients. Results obtained by such competitors in clinical trials could also impact our ability to obtain regulatory approval or delay such approval in the event of a safety issue or other negative clinical result associated with similar T-cell or SPEAR T-cells. Competing companies may also compete for resources including staff, materials and third party CMOs and CROs. We expect any competition to increase further as SPEAR T-cells and CAR-T technologies progress further.

Within the TCR T-cell area, TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: HPV-16 E6, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, NY-ESO-1, PRAME and WT1. Juno Therapeutics has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate, which is due to begin Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition other competitors include, but are not limited to: Adicet Bio, Adaptive Biotechnologies, Baylor College, Bellicum, BioNTech, bluebird bio, Cell Medica Ltd, Fred Hutchinson Cancer Research Center, Immatics, Immunocellular Therapeutics, Immunocore, Juno Therapeutics, Kite Pharma (Gilead), Lion TCR LTD,  MD Anderson Cancer Center, MediGene AG, NCI, Parker Institute, Roswell Park Cancer Institute, Takara Bio Inc, Takeda (T-CIRA), T-Knife, Tmunity, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

From other immunotherapies we expect to see competition from the following technologies and third parties:

•                  CAR-T in hematological malignancies: Engineered T cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70 and CD123. Two CD-19 directed CAR-T cell products have been approved by the FDA Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel). A number of companies and academic institutions are developing CAR-T cell products including but not limited to Autolus, Baylor College of Medicine, Bellicum Inc, bluebird bio, CARMA Therapeutics, Novartis, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead) and Ziopharm Oncology.

•                  CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carsgen, Cellectis Therapeutics, Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics,  Memorial Sloan Kettering Cancer Center, Mustang bio, Poseida Therapeutics, Sorrento Therapeutics, Symvivo, Targazyme and Tmunity.

•                  CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards suitable antigen targets. Another area of development is the creation of CAR-T that selectively bind to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19, BCMA, NY-ESO-1, p53 and WT1. A number of pharmaceutical, biotechnology, and academic institutions are researching and developing CARs & TCR-mimics targeting the peptide-HLA complex, including but not limited to: Adicet Bio / Regeneron, Altor Bioscience, Cancer Research Technology/CRUK, Eureka Therapeutics, Morphosys Tactiva Therapeutics, Xencor and Ziopharm Oncology.

•                  Other cell-based approaches: In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating the potential of GammaDelta T cell, CAR-NK cell, NK cell, NKT cell and CTLs either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Atara Bio, Aurora BioPharma, Cell Medica, CytomX, Celgene, Fate Therapeutics, Fortress Biotech, Gadeta, Gamma Delta Therapeutics (with Takeda), Gamida cell, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), Multimmune, NantKwest, Sorrento Therapeutics, TC Biopharm (with bluebird bio) and  Ziopharm Oncology.

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

The results of the United Kingdom’s referendum on withdrawal from the European Union (“Brexit”) may have a negative effect on global economic conditions, financial markets and our business.

On June 23, 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. Intention to withdraw from the European Union was provided to the European Council on March 29, 2017. This notification has triggered a negotiation period for the terms of withdrawal from the European Union that may last for at least two years. The decision to withdraw from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. It is not known at this time how Brexit will impact the relationship between the United Kingdom and the European Union. Any negotiated relationship could negatively impact the free movement of goods and individuals between the United Kingdom and the European Union.  The decision to withdraw and ongoing Brexit negotiations have also caused significant market volatility and currency exchange rate fluctuations, These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.  In addition, currency exchange rates in the pounds sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments.  Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results which may affect the market price of our ADSs.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2017. There can be no assurance, however, that we will not be considered to be a PFIC for the U.S. taxable year ended December 31, 2017 or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control and is determined annually.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of December 31, 2017, an aggregate of 31,449,602 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

The following table summarizes the facilities we lease as of December 31, 2017, including the location and size of the facilities, and their primary use.

Location	Approximate Square Feet	Primary Usage	Lease Expiration Dates

Abingdon, Oxfordshire, United Kingdom	67,140	Corporate headquarters , Research, Development, Process development, Manufacturing, Administration	October 2041

Abingdon, Oxfordshire, United Kingdom	46,017	Manufacturing, Process Development, Research	October 2041

Philadelphia, Pennsylvania, United States	47,700	Manufacturing, Process Development, Research	October 2031

As of December 31, 2017, all of the above sites were utilized by the Company with the exception of our facilities in Abingdon, Oxfordshire, of 46,017 sq ft, which are undergoing external works and are expected to be occupied in 2018.

We believe that our existing facilities are adequate for our near-term needs, but we expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space will be available as required in the future on commercially reasonable terms.

Item 3.   Legal Proceedings

As of December 31, 2017, we were not a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures

Not applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s ordinary shares, par value £0.001 per share, are not publicly traded.  The Company’s American Depositary Shares (“ADSs”) each represent six ordinary shares of Adaptimmune Therapeutics plc. An ADS is evidenced by an American Depositary Receipt (“ADR”) issued by Citibank, N.A. as depositary, and is listed on the NASDAQ Global Select Market.

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

The following table sets forth for the periods indicated the high and low intra-day sales prices per ADS as reported on the NASDAQ Global Select Market:

	High	Low
2017:
Fourth Quarter	$8.74	$6.68
Third Quarter	8.93	4.44
Second Quarter	6.07	4.40
First Quarter	5.51	3.95
2016:
Fourth Quarter	$6.97	$3.76
Third Quarter	9.13	6.62
Second Quarter	11.12	8.02
First Quarter	12.29	6.52
2015:
Fourth Quarter	$13.12	$7.28
Third Quarter	20.24	10.96
Second Quarter (from May 6, 2015)	21.12	14.81

Holders of Common Stock

As of March 9, 2018, there were approximately 28 holders of record of our ordinary shares, par value £0.001 per share, and four holders of record of our ADSs.  The closing sale price per ADS on the NASDAQ Global Select Market on March 9, 2018 was $9.09.

Dividends

Since our inception, we have not declared or paid any dividends on our ordinary shares. We intend to retain any earnings for use in our business and do not currently intend to pay dividends on our ordinary shares.

The payment of dividends by Adaptimmune Therapeutics plc is governed by English law.  The declaration and payment of any future dividends will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by our indebtedness, any future debt agreements or applicable laws and other factors that our board of directors may deem relevant.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on May 6, 2015 (the first day of trading of our ADSs) through December 31, 2017 for (1) our ADSs, (2) the NASDAQ Composite Index (U.S.) and (3) the NASDAQ Biotechnology Index.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2017.

Item 6.         Selected Financial Data

The selected statements of operations data for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the years ended June 30, 2015 and 2014 and the selected balance sheet data as of December 31, 2017, 2016 and 2015 and June 30, 2015, 2014 and 2013 are derived from our financial statements appearing elsewhere in this Annual Report.

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

	Period ended
	December 31, 2017	December 31, 2016	December 31, 2015	June 30, 2015	June 30, 2014
Statements of Operations Data(2):

Revenue	$37,833	$14,198	$8,979	$9,871	$825
Research and development	(87,388)	(63,789)	(25,472)	(24,137)	(9,575)
General and administrative	(31,106)	(23,208)	(9,917)	(10,375)	(2,771)
Total operating expenses	(118,494)	(86,997)	(35,389)	(34,512)	(12,346)
Operating loss	(80,639)	(72,799)	(26,410)	(24,641)	(11,521)
Interest income	2,230	1,110	489	504	—
Other income (expense), net	8,744	1,002	2,866	2,323	(5)
Loss before tax	(69,687)	(70,687)	(23,055)	(21,814)	(11,526)
Income taxes	(451)	(892)	55	(244)	(75)
Loss for the year	(70,138)	(71,579)	(23,000)	(22,058)	(11,601)
Deemed dividends	—	—	—	(14,735)	—
Net loss attributable to ordinary shareholders	(70,138)	(71,579)	(23,000)	(36,793)	(11,601)

Basic and diluted loss per share	$(0.13)	$(0.17)	$(0.05)	$(0.17)	$(0.08)
Weighted average number of shares outstanding(1)	527,637,086	424,713,997	424,711,900	214,704,593	148,335,529

	December 31, 2017	December 31, 2016	December 31, 2015	June 30, 2015	June 30, 2014
Balance Sheet Data(2):

Cash and cash equivalents	$84,083	$158,779	$194,263	$229,046	$51,179
Short-term deposits	—	22,694	54,620	55,292	—
Marketable securities — available-for-sale debt securities	124,218	—	—	—	—
Total assets	281,147	234,515	285,821	300,653	55,735
Total liabilities	78,163	68,373	50,828	41,650	52,778
Total stockholders’ equity	202,984	166,142	234,993	259,003	2,957

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

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to patients, particularly in solid tumors. Our comprehensive and proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables us to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce therapeutic candidates for administration to patients. Using our affinity engineered TCRs, we aim to become a fully integrated cell therapy company and to be the first company to have a TCR T-cell that we have developed approved for a solid tumor indication.

We have four SPEAR T-cells in clinical trials, MAGE-A10, MAGE-A4, AFP and NY-ESO. Phase 1/2 clinical trials are ongoing in urothelial, melanoma, head and neck, ovarian, esophageal, gastric, multiple myeloma and hepatocellular cancers and in synovial sarcoma, myxoid round cell liposarcoma (“MRCLS”) and non small cell lung cancer (“NSCLC”).

Our MAGE-A10 SPEAR T-cells have shown promising tolerability profiles with no evidence of off-target toxicities observed. In particular, as of January 27, 2018, there have been no reports of any severe neurotoxic events similar to CAR-T cell related encephalopathy syndrome (“CRES”). In the MAGE-A10 triple tumor study dose escalation to 1 billion transduced cells, which is the dose previously observed to provide responses with our NY-ESO SPEAR T-cell, has been recommended by the Safety Review Committee (“SRC”). In the MAGE-A10 NSCLC study, the SRC has recommended  modification of the protocol to permit escalation of the patient dose to 1 billion transduced cells with fludarabine and cyclophosphamide preconditioning in the next treatment cohort. In the MAGE-A4 trial patient enrollment has started in bladder, melanoma, head & neck, ovarian, NSCLC, esophageal and gastric cancers.

Our NY-ESO SPEAR T-cell has shown promising initial results in clinical trials with a 50% response rate and a median projected overall survival of 120 weeks (~28 months) in Cohort 1 of synovial sarcoma (a solid tumor) and 76% overall response rate at day 100 in multiple myeloma. We have also now seen three partial responses (two confirmed and one to be confirmed) and one stable disease in the first four patients dosed in a second solid tumor indication, MRCLS. Our NY-ESO SPEAR T-cell therapy has breakthrough therapy designation in the United States and has also received orphan drug designation from the U.S. Food and Drug Administration (“FDA”), and European Commission for the treatment of soft tissue sarcoma. The European Medicines Agency (“EMA”) has also granted PRIME regulatory access for the Company’s NY-ESO SPEAR T-cell therapy for the synovial sarcoma indication.

In September 2017, GlaxoSmithKline (“GSK”) exercised its option to obtain an exclusive global license to the NY-ESO SPEAR T-cell program. Upon transition of the NY-ESO program to GSK which is anticipated to occur during 2018, GSK will assume full responsibility for all development, manufacturing and commercialization activities for the NY-ESO SPEAR T-cell including progression of the SPEAR T-cell into further clinical trials.

Recent events since December 31, 2017

Clinical momentum has continued with all of our SPEAR T-cells:

•                  We have seen initial responses in a second solid tumor indication, MRCLS for our NY-ESO SPEAR T-cell with three partial responses (two confirmed and one to be confirmed) and one stable disease in the first four patients dosed;

•                  The first patients with NSCLC have been treated with our NY-ESO SPEAR T-cell;

•                  In the MAGE-A10 triple tumor study, dose escalation to 1 billion transduced cells has been recommended by the Safety Review Committee (“SRC”);

•                  In the MAGE-A10 NSCLC study, the SRC has recommended the modification of the protocol to permit escalation of the patient dose to 1 billion transduced cells with fludarabine and cyclophosphamide preconditioning in the next treatment cohort; and

•                  In the MAGE-A4 trial patient enrollment has started in bladder, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers.

In addition, on January 5, 2018, we entered into an agreement with Cell and Gene Therapy Catapult (“CGT”) which will enable Adaptimmune to have its own dedicated vector manufacturing space in the United Kingdom. It is intended to ensure vector supply production beyond 2020 for ongoing studies with all three SPEAR T-cell therapies, MAGE-A4, MAGE-A10 and AFP.

The module, in which Adaptimmune will use its own novel vector manufacturing process and be responsible for operation of the manufacturing process, is located in the U.K.-based CGT manufacturing center. The CGT manufacturing center is a Good Manufacturing Practice (GMP) facility designed to enable the development of commercial scale manufacturing systems in cell and gene therapy by offering a full suite of GMP facilities, support and expertise. Adaptimmune has control of the manufacturing process within its module and out-fitting and validation of module is expected to occur during the first half of 2018.

Under the terms of the agreement Adaptimmune is required to contribute to the costs incurred by CGT in the running of the facility. The amount of contribution is estimated on an annual basis but the exact amount will depend on the level of inputs required by Adaptimmune from CGT to enable operation of its module in accordance with GMP requirements.

The overall running of the center is managed by CGT subject to input from certain collaborator forums, which all users of the facility can attend and contribute to. CGT is a non-profit organization funded by Innovate UK. Innovate UK is a U.K. non-departmental public body operating at arm’s length from the U.K. government and reporting to the Department of Energy, Business and Industrial Strategy.

The agreement lasts for a maximum term of five calendar years, automatically renewing for successive 12 month periods within the five year term.  The agreement can be terminated by mutual agreement, on provision of 12 months’ notice, for material breach or insolvency of either party or in the event that CGT is unable to obtain its manufacturing license by September 2018.

Financial operations overview

Revenue

Revenue represents recognized income from the GSK Collaboration and License Agreement which requires the Company to provide multiple deliverables to GSK.  The GSK Collaboration and License Agreement related to up to five target programs, the first of which was the NY-ESO SPEAR T-cell program. On September 7, 2017 and by way of an amendment, GSK exercised its option to obtain an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.  The amendment also specifies the activities required to transition the NY-ESO SPEAR T-cell program to GSK. Transition of the program is targeted for completion during 2018.  After the transition, GSK will assume responsibility for the whole NY-ESO SPEAR T-cell program.

The upfront payment of $42.1 million, non-substantive development milestones achieved of $49.3 million and exercise fee of $26.6 million received in September 2017 has been allocated to the following deliverables within the arrangement: (i) an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program, (ii) the transitional development program for the NY-ESO Spear T-cell performed during the transition period, (iii) additional transitional services, when and if required by GSK and reimbursed when performed and (iv) the development of, and option to obtain an exclusive license to a second target, PRAME.  The revenue allocated to the transitional development program for the NY-ESO SPEAR T-cells and the development of, and option to obtain an exclusive license to a second target, PRAME is recognized using the proportional performance model in revenue systematically over the period in which the Company is delivering services under the GSK Collaboration and License Agreement, which is determined to be the estimated duration of the development activities to be performed by Adaptimmune under the GSK Collaboration and License Agreement.  The exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized as revenue upon commencement of the exclusive license, which occurs on completion of defined transition activities and transition of sponsorship of clinical programs to GSK.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires a new approach to revenue recognition effective for the fiscal year beginning January 1, 2018, including interim reporting periods within that reporting period.  See Note 2(x) to the consolidated financial statements for further information.

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

Expenditures incurred in conjunction with the GSK Collaboration and License Agreement are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”).  Under the RDEC Scheme tax relief is given at 11% of allowable R&D costs, increasing to 12% from January 1, 2018.

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

For further detail please see Part I — Item 1A Risk Factors — Risks Related to the Development of our SPEAR T-cells of this Annual Report.

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

Other Income (Expense), net

Other income (expense), net comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.   Our U.K. subsidiary with a pound sterling functional currency holds our investment in marketable securities, which are predominately denominated in U.S. dollars.  The entire change in the fair value of a foreign currency-denominated security, including the change due to foreign exchange, is included in other comprehensive income.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States.  We incur tax losses and tax credit carryforwards in the United Kingdom.  No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards.  Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.  There are accumulated tax loss carry forwards in the United Kingdom amounting to $136.2 million as of December 31, 2017.  These tax losses and tax credit carryforwards do not expire.

We benefit from reimbursable tax credits in the United Kingdom through the SME R&D Tax Credit Scheme as well as the RDEC Scheme which are presented as a deduction to research and development expenditure.

Our subsidiary in the United States has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 34% for the year ended December 31, 2017.  In December 2017, various U.S. tax reforms were enacted in the U.S., which reduces the corporate tax rate for our U.S. subsidiary to 21% for the year ended December 31, 2018.  We believe that other aspects of U.S. tax reforms will not have a significant impact on our income taxes.  Due to its activity in the United States, and the sourcing of its revenue, the U.S. subsidiary is not currently subject to any state or local income taxes.

The Company has estimated that it will receive a benefit from the Credit for Increasing Research Activities (“Research Tax Credit”) under the U.S. Internal Revenue Code and the U.S. Orphan Drug Credit of $0.3 million for the year ended December 31, 2017.

In the future, if we generate taxable income in the United Kingdom, we may benefit from the United Kingdom’s “patent box” regime, which would allow certain profits attributable to revenues from patented products to be taxed at a rate of 10%. As we have many different patents covering our products, future upfront fees, milestone fees, product revenues, and royalties may be taxed at this favorably low tax rate.

U.K. Value Added Tax (“VAT”) is charged on all qualifying goods and services by VAT-registered businesses. An amount of 20% of the value of the goods or services is added to all relevant sales invoices and is payable to the U.K. tax authorities. Similarly, VAT paid on purchase invoices paid by Adaptimmune Limited and Adaptimmune Therapeutics plc is reclaimable from the U.K. tax authorities.

Results of Operations

We are reporting herein results for the year ended December 31, 2017 and 2016, the six-month period ended December 31, 2015, and the year ended June 30, 2015.  The comparative results for the year ended December 31, 2015 and the six-month period ended December 31, 2014, have been recast for comparative purposes and have been prepared on the same basis as the audited consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of that consolidated financial information.

Comparison of Year Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016, together with the changes to those items (in thousands):

	Year ended December 31,
	2017	2016	Increase/decrease
Revenue	$37,833	$14,198	$23,635	166%
Research and development expenses	(87,388)	(63,789)	(23,599)	37%
General and administrative expenses	(31,106)	(23,208)	(7,898)	34%
Total operating expenses	(118,494)	(86,997)	(31,497)	36%
Operating loss	(80,661)	(72,799)	(7,862)	11%
Interest income	2,230	1,110	1,120	101%
Other income, net	8,744	1,002	7,742	773%
Loss before income taxes	(69,687)	(70,687)	1,000	(1)%
Income taxes	(451)	(892)	441	(49)%
Loss for the period	$(70,138)	$(71,579)	$1,441	(2)%

Revenue

We recognize non-contingent milestones earned under the GSK Collaboration and License Agreement using a proportional performance method over an estimate of the period which we will be delivering services to GSK.  When a milestone is achieved, the total non-contingent consideration, including the milestone, is recognized over the period we are delivering services to GSK, resulting in an adjustment to the cumulative revenue amortization in the period the milestone is achieved and higher revenue amortization in future periods.  Any changes in the estimate of the period over which we are delivering services to GSK will also result in an adjustment to the cumulative revenue amortization in the period the estimate is revised.

Revenue increased by 166% to $37.8 million for the year ended December 31, 2017 from $14.2 million for the year ended December 31, 2016.  On September 7, 2017, GSK exercised its option to the NY-ESO SPEAR T-cell program and further amended the GSK Collaboration and License Agreement.  Upon the exercise of the NY-ESO option, the estimate of the period over which we will be delivering services to GSK in relation to the NY-ESO SPEAR T-cell development program has significantly reduced, resulting in an increase in cumulative revenue amortization of $17.5 million in 2017.  The increase in revenue in the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily due to cumulative revenue amortization recognized on exercise of the NY-ESO option and additional revenue amortization on milestone payments achieved in the year.

Future revenues will fluctuate depending on the timing of achieving future development deliverables, which is difficult to predict.  We expect the revenue for year ended ending December 31, 2018 will be higher than the year ended December 31, 2017 because the revenue allocated to GSK’s exclusive license to the NY-ESO T-cell therapy will be recognized upon transfer of sponsorship of the NY-ESO SPEAR T-cell clinical program to GSK which is anticipated to occur in 2018.

Research and development expenses

Research and development expenses increased by 37% to $87.4 million for the year ended December 31, 2017 from $63.8 million for the year ended December 31, 2016.  Our research and development expenses comprise the following (in thousands):

	Year ended
	December 31,
	2017	2016	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$47,087	$40,348	$6,739	17%
Subcontracted expenditure	41,505	23,560	17,945	76%
Manufacturing facility expenditure	2,820	—	2,820	N/A
Share-based compensation expense	5,669	4,186	1,483	35%
Payments for in-process research and development	1,033	3,000	(1,967)	(66)%
Reimbursements for research and development tax and expenditure credits and government grants	(10,726)	(7,305)	(3,421)	47%
	$87,388	$63,789	$23,599	37%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The increase in our research and development expenses of $23.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the following:

•                  an increase of $6.7 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, primarily due to the increase in the average number of employees engaged in research and development from 210 to 260;

•                  an increase of $18.0 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, and an increase in manufacturing process development activities;

•                  operating expenditure of $2.8 million on developing our manufacturing capabilities at our U.S. facility in Philadelphia; and

•                  an increase of $1.5 million in share-based compensation expense for employee and nonemployee share options;

offset by:

•                  a decrease of $2.0 million in payments made to Universal Cells for in-process research and development; and

•                  an increase in reimbursements for research and development tax and expenditure credits and government grants of $3.4 million.

Our subcontracted costs for the year ended December 31, 2017 were $41.5 million, compared to $23.6 million in the same period of 2016, of which $13.4 million related to our NY-ESO SPEAR T-cells, $7.8 million related to process development for our SPEAR T-cell platform and the remaining $20.3 million related to our wholly owned pipeline, including our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells.

Our research and development expenses are highly dependent on the phases and progression of our research projects and therefore fluctuate from period to period.  We anticipate that our research and development expenditures will continue to increase as we successfully advance our SPEAR T-cell technology platform.  The anticipated increase in research and development is due to an increase in expenditure on clinical trials as enrollment in our clinical trials progress an increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform, manage clinical trials and develop our manufacturing capabilities at our U.S. facility. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

General and administrative expenses

General and administrative expenses increased by 34% to $31.1 million for the year ended December 31, 2017 from $23.2 million in the same period in 2016.

The net increase of $7.9 million was primarily due to a $4.9 million increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals to support our growth, a 1.2 million increase in costs associated with supporting and maintaining our IT infrastructure and a $1.2 million increase in depreciation and amortization.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Interest income

Interest income was $2.2 million for the year ended December 31, 2017 compared to $1.1 million for the year ended December 31, 2016.  Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities. Interest income has increased due to cash generated from our two equity offerings completed in March and April 2017, which has been invested in marketable securities.

Other income, net

Other income, net was $8.7 million for the year ended December 31, 2017 compared to $1.0 million for the year ended December 31, 2016.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by our U.K. subsidiary.  Other income, net has increased primarily due to unrealized foreign exchange gains arising on intercompany loans, which is partially offset by unrealized foreign exchange losses on cash balances, which are lower in the year ended December 31, 2017 because we invested approximately $80 million of cash and cash equivalents into marketable securities in the year ended December 31, 2017. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within other comprehensive income.

Income taxes

Income taxes decreased by 49% to $0.5 million for the year ended December 31, 2017 from $0.9 million for the year ended December 31, 2016.  Income taxes arise in the United States. The decrease in income taxes is due to the Company initiating an assessment in the fourth quarter of 2017 of the benefit from U.S. Research Tax Credits and Orphan Drug Credits. Based on this preliminary assessment, the Company has estimated that it will benefit from U.S. Research Tax Credits and Orphan Drug Credits of $0.5 million for the year ended December 31, 2017, of which $0.3 million can be used to offset taxes in the year ended December 31, 2017 and has been recognized in the fourth quarter of 2017. The Company incurs losses in the United Kingdom.

We expect that income taxes will be lower in the year ended December 31, 2018 than the year ended December 31, 2017 due to a reduction in the U.S. federal income tax rate from 34% to 21% and the Company may be able to claim U.S. Research Tax Credits and Orphan Drug Credits for years ended prior to December 31, 2017, which would further reduce income taxes in 2018.

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

Income taxes

Income taxes increased by 528% to $0.9 million for the year ended December 31, 2016 from $0.1 million for the year ended December 31, 2015.  Income taxes arise in the United States. and the increase in income taxes is due to an increase in the taxable profits in the United States as the Company expands its operations.  The Company incurs losses in the United Kingdom.

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

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to December 31, 2017, we have raised:

•                  $410.8 million, net of issue costs, through the issuance of shares, including $176.0 million raised through our initial public offering in May 2015, $61.4 million raised through a follow-on public offering in March 2017 and $41.8 million raised through a registered direct offering in April 2017;

•                  $118.1 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;

•                  $2.8 million of income in the form of government grants; and

•                  $13.7 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents, short-term deposits and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of December 31, 2017, we had cash and cash equivalents of $84.0 million and Total Liquidity of $208.3 million. We believe that our Total Liquidity and income from GSK upon transition of the NY-ESO program will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through to early 2020.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2017 and  2016, the six months ended December 31, 2015 and the year ended June 30, 2015 (in thousands).

	Year ended	Year ended	Six months ended	Year ended
	December 31,	December 31,	December 31,	June 30,
	2017	2016	2015	2015
Net cash used in operating activities	$(54,315)	$(48,168)	$(18,062)	$(29,666)
Net cash (used in) provided by investing activities	(126,081)	17,755	(9,838)	(58,837)
Net cash provided by financing activities	103,568	17	—	274,861
Cash, cash equivalents and restricted cash	88,296	162,796	$198,771	$229,046

Operating Activities

Year ended December 31, 2017 compared to December 31, 2016

Net cash used in operating activities increased by $6.1 million to $54.3 million for the year ended December 31, 2017 from $48.2 million for the year ended December 31, 2016. Net cash used in operating activities is significantly impacted by the timing of milestone payments received from GSK under the GSK Collaboration and License Agreement. In the year ended December 31, 2017, we received $38.2 million of milestone payments from GSK compared to $19.8 million in the year ended December 31, 2016. After taking into account the GSK milestone payments and the associated VAT, the increase in cash used in operations was primarily the result of an increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses.

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

Components of cash flows from operating activities

Net cash used in operating activities of $54.3 million for the year ended December 31, 2017 comprised a net loss of $70.1 million offset by noncash items of $8.6 million and a net cash inflow of $7.2 million from changes in operating assets and liabilities. The noncash items consisted primarily of depreciation expense on plant and equipment of $5.0 million, share-based compensation expense of $10.8 million and a realized loss on marketable securities of $0.6 million, partially offset by unrealized foreign exchange gains of $8.6 million.

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

Investing Activities

Net cash from investing activities was a cash outflow of $126.1 million, a cash inflow of $17.8 million, a cash outflow of $9.8 million and a cash outflow of $58.8 million for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015, respectively. These amounts included purchases of property and equipment of $24.6 million, $11.5 million, $9.6 million and $5.1 million for the year ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively, and acquisition of intangibles of $0.4 million, $1.3 million and $0.2 million for the years ended December 31, 2017 and 2016 and the six months ended December 31, 2015, respectively. The purchases of property, plant and equipment for the year ended December 31, 2017 and 2016 and the six months ended December 31, 2015 related predominantly to the expansion of our laboratory facilities in the United Kingdom and the United States.

The net cash used in investing activities also included:

•                  investment in short-term deposits with maturities greater than three months but less than 12 months of $18.0 million, $42.8 million, $16.6 million and $53.9 million in the year ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively; and

•                  investment in marketable securities with maturities greater than three months but less than 12 months of $153.3 million in the year ended December 31, 2017;

offset by

•                  cash inflows from maturity of short-term deposits of $40.6 million, $73.4 million and $16.6 million in the years ended December 31, 2017 and 2016 and the six months ended December 31, 2015; and

•                  cash inflows from maturity or redemption of marketable securities with maturities greater than three months but less than 12 months of $29.1 million in the year ended December 31, 2017.

Financing Activities

Net cash provided by financing activities was $103.6 million, $17,000, $0 and $274.9 million for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and year ended June 30, 2015, respectively.

Net cash provided by financing activities for the year ended December 31, 2017 consisted of $61.4 million net of issuance costs of $4.5 million raised through a follow-on public offering in March 2017, $41.8 million net of issuance costs of $0.2 million raised through a registered direct offering in April 2017 and proceeds from exercise of share options of $401,000.

Net cash provided by financing activities for the year ended December 31, 2016 consisted of proceeds from exercise of share options of $17,000.

Net cash provided by financing activities for the year ended June 30, 2015 consisted of proceeds from issuing Series A preferred shares of $98.9 million, net of issuance costs of $4.9 million, and proceeds from issuing 67,500,000 ordinary shares of $176.0 million, after the deduction of fees of $13.4 million.  The preferred shares were automatically converted to ordinary shares on a 1:1 basis immediately prior to the admission to trading of our ADSs on NASDAQ.

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

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$84,043	$158,779
Short-term deposits	—	22,694
Marketable securities	124,218	—
Total Liquidity	$208,261	$181,473

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall liquidity, financial flexibility, capital structure and leverage.  During the year ended December 31, 2017, we began investing in marketable securities.  The definition of Total Liquidity has been amended to include marketable securities, which are highly-liquid and available to use in our current operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC other than operating leases as described in Note 9 of the consolidated financial statements included in Item 15 of this Annual Report.

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of December 31, 2017 (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years
Operating lease obligations(1)(2)	$33,428	$2,886	$7,576	$7,750	$15,216
Purchase obligations(3)	77,670	33,973	41,214	1,475	1,008
Total contractual cash obligations	$111,098	$36,859	$48,790	$9,225	$16,224

(1)                Operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, U.K. and Philadelphia, U.S.

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

Purchase obligations

On September 26, 2016, we announced that we had entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer.  We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as MAGE-A4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we have committed at least $19.6 million to fund studies. We made an upfront payment of $3.4 million to MD Anderson in the year ended December 31, 2017 and are obligated to make payments to MD Anderson as certain milestones are achieved. Payment of this funding is contingent on mutual agreement to study orders under the alliance agreement and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain. These milestones are included within ‘Purchase obligations’ above.

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

Other obligations

On November 25, 2015, we entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. We paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and further milestone payments of $0.9 million in 2017.  We are obligated to make further payments of up to $43.5 million if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. Future payments are not reflected in the table above because the timing of the payments is uncertain.

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

Revenue Recognition

Revenue represents recognized income from the GSK Collaboration and License Agreement which requires the Company to provide multiple deliverables to GSK.  The GSK Collaboration and License Agreement related to up to five target programs, the first of which was the NY-ESO SPEAR T-cell program. On September 7, 2017 and by way of the Amendment, GSK exercised its option to obtain an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.  The Amendment also specifies the activities required to transition the NY-ESO SPEAR T-cell program to GSK. Transition of the program is targeted for completion during 2018.  After the transition, GSK will assume responsibility for the whole NY-ESO SPEAR T-cell program.

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

Milestone payments which are non-refundable, non-creditable and contingent on achieving clinical milestones are recognized as revenues either on achievement of such milestones if the milestones are considered substantive or over the period the Company has continuing performance obligations, if the milestones are not considered substantive. When determining if a milestone is substantive, the Company considers the following factors:

•                  The degree of certainty in achieving the milestone;

•                  The frequency of milestone payments;

•                  The Company’s efforts, which result in achievement of the milestone;

•                  The amount of the milestone payment relative to the other deliverables and payment terms; and

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

We regularly review and monitor the performance of the GSK Collaboration and License Agreement to determine the period over which we will be delivering services to GSK and when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  In June and December 2016, the estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement was increased.  These changes in estimate resulted in a decrease in revenue amortization of $5.6 million in the year ended December 31, 2016, compared to the revenue that would have been recognized based on previous estimates.  Upon the exercise of the NY-ESO Option, the estimate of the period over which we will be delivering services to GSK in relation to the NY-ESO Spear T-cell development program has significantly reduced, resulting in an increase in revenue amortization of $17.5 million in September 2017.

In prior periods, changes in estimate of the period over which the Company will deliver services under the GSK Collaboration and License Agreement have not resulted in a significant impact on revenue recognized, however a small change in estimate can have a significant impact on the revenue recognized.  For example, a further three month increase or decrease in the period over which the Company will deliver services under the GSK Collaboration and License Agreement would have reduced or increased revenue amortization by approximately $4.0 million for the year ended December 31, 2017.

The exercise of the NY-ESO option and the amendment has been accounted for as a modification of an existing arrangement.  As of September 7, 2017, we have accounted for the modified arrangement as a multiple-element arrangement consisting of the following deliverables (i) an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program, (ii) the transitional development program for the NY-ESO Spear T-cell during the transition period, (iii) additional transitional services, when and if required by GSK and reimbursed when performed and (iv) the development of, and option to obtain an exclusive license to a second target, PRAME.  As provided under the GSK Collaboration and License Agreement, GSK continues to have the right to nominate three additional target peptides, excluding any targets on which work is already under way.  This is not considered to be a deliverable at September 7, 2017, because it represents a substantive option not priced at a significant and incremental discount.  After the transition, GSK will assume responsibility for all NY-ESO-related activities.

Upon modification, the non-contingent arrangement consideration was allocated between the separate deliverables using the Company’s best estimate of the relative selling price. In determining the best estimate, the Company considered internal pricing objectives it used in negotiating the GSK Collaboration and License Agreement and the recent amendment, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program.

The revenue allocated to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized as revenue upon commencement of the exclusive license, which occurs on completion of defined transition activities and transition of sponsorship of clinical programs to GSK.  The revenue allocated to the transitional development program for the NY-ESO Spear T-cells and the development of, and option to obtain an exclusive license to a second target, PRAME is recognized using the proportional performance model in revenue systematically over the period in which the Company is delivering services under the GSK Collaboration and License Agreement, which is determined to be the estimated duration of the development activities to be performed by Adaptimmune under the GSK Collaboration and License Agreement.

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

U.K. R&D Tax and Expenditure Credits

Research and development expenditure is presented net of reimbursements from the U.K. Small and Medium-sized Entity R&D Tax Credit Scheme and the U.K. Research and Development Expenditure Credit Scheme.  Reimbursable tax and expenditure credits are recognized when it is probable that the Company has complied with any attached conditions and will receive the reimbursement.  Management is required to develop estimates at each reporting date on the amount of the reimbursable tax and expenditure credits, which includes an estimate of qualifying expenditure.  The tax and expenditure credits are claimed from Her Majesty’s Revenue and Customs (“HMRC”) as part of the annual U.K. tax return.  Although, we do not expect our estimates to be materially different from amounts claimed and subsequently reimbursed by HMRC, if our estimates of the qualifying expenditure differ from the amount claimed, we may report amounts that are too high or too low in any particular period. To date, there has been no material differences between our estimates and the amount actually reimbursed.

U.S. Research Tax Credits and Orphan Drug Credit

During the fourth quarter of 2017, the Company initiated a study to identify research and development expenditures incurred in the three years ended December 31, 2017, which are eligible expenses for the Research Tax Credit and the U.S. Orphan Drug Credit.  The Company estimated that it will benefit from Research Tax Credits and Orphan Drug Credits of $0.5 million for the year ended December 31, 2017, of which $0.3 million can be used to offset taxes in the year ended December 31, 2017 and has been recognized in the fourth quarter of 2017.  Although, we do not expect our estimates to be materially different from amounts claimed, if our estimates of the qualifying expenditure differ from the amount claimed, we may report amounts that are too high or too low in any particular period.

Deferred taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates.  As of December 31, 2017, we have deferred tax assets of $30.0 million, offset by deferred tax liabilities of $2.2 million and a valuation allowance of $27.8 million.

A valuation allowance is provided when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  Future realization of the tax benefit of a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period available under the tax law.  The Company considers the following possible sources of taxable income when assessing whether there is sufficient taxable income to realize a tax benefit for deductible temporary differences and carryforwards:

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

The U.S. subsidiary has generated taxable income since the fiscal year ended June 30, 2014 due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is forecast to generate taxable income in future periods. In determining whether the deferred tax asset is more-likely-than-not of being recognized, the Company has taken into account the short history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions.  Several of the temporary deductible differences reverse over a long time period, such as those relating to share-based compensation expense, which the Company forecasts are likely to reverse predominately in 2020 and 2021.  The Company considers that forecasting taxable income beyond the next few years is very subjective due to the nature and extent of the development process subcontracted from the Company in the United Kingdom to the U.S. subsidiary.  Less weight has been given to forecasts of taxable income beyond the next few years.  The deferred tax asset arising in the United States is only considered more-likely-than-not of being realized to the extent that there are available reversing temporary taxable differences.  The Company’s analysis is subject to estimates and judgments particularly relating to the timing of the reversal of temporary deductible differences for stock compensation expense and the availability of future taxable income beyond the next few years, which depend on the nature and extent of the subcontract development work performed by the U.S. subsidiary.

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

The share-based compensation expense related to non-employee option grants will fluctuate in future periods due to changes in the assumptions to the fair value calculation, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price as of December 31, 2017 would have increased the share-based compensation expense for non-employee option grants in the year ended December 31, 2017 by approximately $33,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2017, we held $124.2 million in marketable securities, with the aim of diversifying our investments and reducing credit risks.  We have not entered into investments for trading or speculative purposes.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of December 31, 2017, the last business day of the reporting period, was £1.00 to $1.35.

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

Trade receivables were $0.2 million and $1.5 million as of December 31, 2017 and 2016, respectively. Trade receivables arise in relation to the GSK Collaboration and License Agreement. We have been transacting with GSK since 2014, during which time no impairment losses have been recognized. There are no amounts which are past due as of December 31, 2017.

Item 8.   Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F-1 of this Annual Report with the exception of the unaudited consolidated quarterly operations data, which is presented below. We have prepared the consolidated quarterly operations data on a consistent basis with the audited consolidated financial statements included elsewhere in this Annual Report. In the opinion of management, the quarterly consolidated operations data reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. Historical results are not necessarily indicative of the results to be expected in future periods, and the results for a quarterly period are not necessarily indicative of the operating results for a full year. This information should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

Summarized unaudited quarterly data for 2017 and 2016 are as follows (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue	$2,857	$3,521	$27,185	$4,270
Operating loss	(22,221)	(23,780)	(4,960)	(29,700)
Net loss attributable to ordinary shareholders	(21,782)	(20,215)	(878)	(27,263)
Net loss per ordinary share, basic and diluted	$(0.05)	$(0.04)	$(0.00)	$(0.05)
Weighted average shares outstanding, basic and diluted	428,961,818	556,776,430	561,239,864	562,119,334

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue	$2,918	$328	$2,416	$8,536
Operating loss	(16,825)	(22,700)	(18,618)	(14,656)
Net loss attributable to ordinary shareholders	(15,576)	(22,095)	(18,494)	(15,414)
Net loss per ordinary share, basic and diluted	$(0.04)	$(0.05)	$(0.04)	$(0.04)
Weighted average shares outstanding, basic and diluted	424,711,900	424,711,900	424,711,900	424,720,404

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm.

This report does not include an attestation report of our registered public accounting firm as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

In January 2018, the Company has adopted new guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  As a consequence of the new guidance, the Company is implementing several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments and the pattern of performance of the performance obligation.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2017.

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

3.  Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on June 16, 2016)

10.1**†	Collaboration Agreement, dated January 5, 2018, between Adaptimmune Limited and Cell Therapy Catapult Limited

10.2**	First Amendment to Employment Agreement, dated January 12, 2018 and effective October 30, 2017, between Adaptimmune LLC and Gwendolyn Binder-Scholl.

10.3**	Lease, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park.

10.4**	Rent Security Deposit Deed, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park.

10.5**	Rules of the Adaptimmune Therapeutics plc 2015 Share Option Scheme, dated March 16, 2015, as amended April 15, 2015, January 13, 2016 and December 18, 2017.

10.6**	Rules of the Adaptimmune Therapeutics plc 2016 Employee Share Option Scheme, dated January 14, 2016, as amended December 18, 2017.

14.1*	Code of Business Conduct and Ethics of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 14.1 to our Form 8-K filed with the SEC on July 20, 2017).

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form F-1 (file no: 333-203267)).

23.1**	Consent of KPMG LLP

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document.

Exhibit Number	Description of Exhibit
101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*                                         Previously filed.

**                                  Filed herewith.

†                                         Confidential treatment requested by the Company as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in Oxfordshire, England, on March 15, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 15, 2018, in the capacities indicated.

Signature	Title	Date

/s/ James Noble	Chief Executive Officer and Director	March 15, 2018
James Noble	(Principal Executive Officer)

/s/ Adrian Rawcliffe	Chief Financial Officer	March 15, 2018
Adrian Rawcliffe	(Principal Accounting and Financial Officer)

/s/ David M. Mott	Chairman of the Board of Directors	March 15, 2018
David M. Mott

/s/ Lawrence M. Alleva	Director	March 15, 2018
Lawrence M. Alleva

/s/ Ali Behbahani, MD	Director	March 15, 2018
Ali Behbahani, MD

/s/ Barbara Duncan	Director	March 15, 2018
Barbara Duncan

/s/ Giles Kerr	Director	March 15, 2018
Giles Kerr

/s/ Elliott Sigal, MD, PhD	Director	March 15, 2018
Elliott Sigal, MD, PhD

/s/ Peter Thompson, MD	Director	March 15, 2018
Peter Thompson, MD

/s/ Tal Zaks, MD, PhD	Director	March 15, 2018
Tal Zaks, MD, PhD

Index to the Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3

Consolidated Statement of Operations for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015	F-4

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015	F-5

Consolidated Statements of Changes in Equity for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015	F-8

Notes to the Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors Adaptimmune Therapeutics Plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptimmune Therapeutics Plc and subsidiaries (the “Company”) as of December 31, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2017 and December 31, 2016, the six month period ended December 31, 2015 and the year ended June 30, 2015 and the related notes (collectively, the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and December 31, 2016, the six month period ended December 31, 2015 and the year ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Reading, England, United Kingdom
March 15, 2018

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$84,043	$158,779
Short-term deposits	—	22,694
Marketable securities - available-for-sale debt securities	124,218	—
Accounts receivable, net of allowance for doubtful accounts of $- and $-	206	1,480
Other current assets and prepaid expenses (including current portion of clinical materials)	21,716	15,798
Total current assets	230,183	198,751

Restricted cash	4,253	4,017
Clinical materials	4,695	2,580
Property, plant and equipment, net	40,679	27,899
Intangibles, net	1,337	1,268

Total assets	281,147	234,515

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (including amounts due to related parties of $- and $326)	8,378	11,350
Accrued expenses and other accrued liabilities (including amounts due to related parties of $- and $39)	27,201	17,528
Deferred revenue	38,735	11,392
Total current liabilities	74,314	40,270

Deferred revenue, non-current	—	24,962
Other liabilities, non-current	3,849	3,141

Total liabilities	78,163	68,373

Contingencies and commitments — Note 9

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 562,119,334 issued and outstanding (2016: 574,711,900 authorized and 424,775,092 issued and outstanding)	854	683
Additional paid in capital	455,401	341,200
Accumulated other comprehensive loss	(21,641)	(14,249)
Accumulated deficit	(231,630)	(161,492)
Total stockholders’ equity	202,984	166,142

Total liabilities and stockholders’ equity	$281,147	$234,515

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended December 31,	Year ended December 31,	Six months ended December 31	Year ended June 30,
	2017	2016	2015	2015
Revenue	$37,833	$14,198	$8,979	$9,871
Operating expenses
Research and development	(87,388)	(63,789)	(25,472)	(24,137)
General and administrative	(31,106)	(23,208)	(9,917)	(10,375)
Total operating expenses (including purchases from related parties, net of reimbursements of $786, $2,067, $1,609 and $2,443)	(118,494)	(86,997)	(35,389)	(34,512)
Operating loss	(80,661)	(72,799)	(26,410)	(24,641)
Interest income	2,230	1,110	489	504
Other income, net	8,744	1,002	2,866	2,323
Loss before income taxes	(69,687)	(70,687)	(23,055)	(21,814)
Income taxes	(451)	(892)	55	(244)
Net loss	(70,138)	(71,579)	(23,000)	(22,058)
Deemed dividend on convertible preferred shares	—	—	—	(14,735)
Net loss attributable to ordinary shareholders	$(70,138)	$(71,579)	$(23,000)	$(36,793)

Net loss per ordinary share (Note 2)
Basic and diluted	$(0.13)	$(0.17)	$(0.05)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	527,637,086	424,713,997	424,711,900	214,704,593

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,	Year ended December 31,	Six months ended December 31	Year ended June 30,
	2017	2016	2015	2015
Net loss	$(70,138)	$(71,579)	$(23,000)	$(22,058)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $-, $-, $- and $-	(3,618)	(6,110)	(4,578)	(3,835)
Unrealized gains (losses) on available-for-sale debt securities
Unrealized holding losses on available-for-sale debt securities, net of tax of $-, $-, $- and $-	(4,420)	—	—	—
Reclassification adjustment for losses on available-for-sale debt securities included in net income, net of tax of $-, $-, $- and $-	646	—	—	—

Total comprehensive loss for the period	$(77,530)	$(77,689)	$(27,578)	$(25,893)

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Common stock	Common stock	Preferred shares	Additional paid in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity

Balance at July 1, 2014	181,370,100	$291	$—	$32,512	$274	$(30,120)	$2,957
Issuance of preferred shares	—	—	98,872	—	—	—	98,872
Beneficial conversion feature	—	—	(102,126)	102,126	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	67,500,000	104	—	175,885	—	—	175,989
Issuance of common stock upon conversion of preferred shares	175,841,800	287	(11,481)	11,194	—	—	—
Deemed dividends on preferred shares	—	—	14,735	—	—	(14,735)	—
Other comprehensive loss, net of tax	—	—	—	—	(3,835)	—	(3,835)
Net loss	—	—	—	—	—	(22,058)	(22,058)
Share-based compensation expense	—	—	—	7,078	—	—	7,078
Balance as of June 30, 2015	424,711,900	682	—	328,795	(3,561)	(66,913)	259,003

Other comprehensive loss, net of tax	—	—	—	—	(4,578)	—	(4,578)
Net loss	—	—	—	—		(23,000)	(23,000)
Share-based compensation expense	—	—	—	3,568		—	3,568
Balance as of December 31, 2015	424,711,900	682	—	332,363	(8,139)	(89,913)	234,993

Issuance of shares upon exercise of stock options	63,192	1	—	16	—	—	17
Other comprehensive loss, net of tax	—	—	—	—	(6,110)	—	(6,110)
Net loss	—	—	—	—	—	(71,579)	(71,579)
Share-based compensation expense	—	—	—	8,821	—	—	8,821
Balance as of December 31, 2016	424,775,092	$683	$—	$341,200	$(14,249)	$(161,492)	$166,142

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(in thousands, except share data)

				Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid in capital	Accumulated foreign currency translation adjustments	Accumulated unrealized gains (losses) on available-for-sale debt securities	Accumulated deficit	Total stockholders’ equity
Balance as of 1 January 2017	424,775,092	$683	$341,200	$(14,249)	$—	$(161,492)	$166,142

Net loss						(70,138)	(70,138)
Issuance of common stock	136,201,338	170	102,997	—	—	—	103,167
Issuance of shares upon exercise of stock options	1,142,904	1	400	—	—	—	401
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	(3,618)	—	—	(3,618)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-, $-, $- and $-	—	—	—	—	(4,420)	—	(4,420)
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $-, $-, $- and $-	—	—	—	—	646	—	646
Share-based compensation expense	—	—	10,804	—	—	—	10,804
Balance as of December 31, 2017	562,119,334	$854	$455,401	$(17,867)	$(3,774)	$(231,630)	$202,984

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2017	2016	2015	2015
Cash flows from operating activities
Net loss	$(70,138)	$(71,579)	$(23,000)	$(22,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,032	3,126	1,176	705
Amortization	391	160	69	30
Share-based compensation expense	10,804	8,821	3,568	7,078
Realized loss on available-for-sale debt securities	646
Unrealized foreign exchange gains	(8,599)	(1,314)	(2,867)	13
Other	341	122	—	—
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(7,346)	(6,533)	(4,243)	(7,812)
Decrease (increase) in non-current operating assets	2,115	2,221	(4,736)	—
Increase (decrease) in payables and deferred revenue	12,439	16,808	11,971	(7,622)
Net cash used in operating activities	(54,315)	(48,168)	(18,062)	(29,666)

Cash flows from investing activities
Acquisition of property, plant and equipment	(24,643)	(11,506)	(9,628)	(5,080)
Acquisition of intangibles	(369)	(1,279)	(210)	—
Proceeds from disposal of property, plant and equipment	550	—	—	122
Maturity of short-term deposits	40,625	73,377	16,645	—
Investment in short-term deposits	(18,000)	(42,837)	(16,645)	(53,879)
Maturity or redemption of marketable securities	29,090	—	—	—
Investment in marketable securities	(153,334)	—	—	—
Net cash (used in) provided by investing activities	(126,081)	17,755	(9,838)	(58,837)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs $4,774	103,167	—	—	—
Proceeds from issuance of preferred shares, net of issuance costs of $4,949	—	—	—	98,872
Proceeds from issuance of common stock upon initial public offering, net of issuance costs of $13,387	—	—	—	175,989
Proceeds from exercise of stock options	401	17	—	—
Net cash provided by financing activities	103,568	17	—	274,861

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	2,328	(5,579)	(2,375)	(8,491)
Net decrease in cash and cash equivalents	(74,500)	(35,975)	(30,275)	177,867
Cash, cash equivalents and restricted cash at start of period	162,796	198,771	229,046	51,179
Cash, cash equivalents and restricted cash at end of period	$88,296	$162,796	$198,771	$229,046

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year ended December 31,	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2017	2016	2015	2015
Supplemental cash flow information
Interest received	$1,784	$1,191	$326	$—
Income taxes paid	1,565	34	95	280
Deemed dividends	—	—	—	14,735
Investment in restricted cash	—	—	4,666	—
Allowance for tenant improvements	—	2,607	—	—

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom.  Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company focused on providing novel cell therapies to patients, particularly in solid tumors. The Company’s comprehensive and proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce therapeutic candidates for administration to patients. Using its affinity engineered TCRs, the Company aims to become a fully integrated cell therapy company and to have the first TCR T-cell approved for a solid tumor indication.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $231.6 million as of December 31, 2017.

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

The Company undertook a reorganization that was completed in April 2015 and is described in Note 10.  As appropriate for a reorganization of entities under common control, the historical consolidated financial statements of Adaptimmune Limited and subsidiary prior to the reorganization became those of Adaptimmune Therapeutics plc.

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

(b)                       Use of estimates in financial statements

The preparation of financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, valuation allowances relating to deferred tax assets, revenue recognition, estimating clinical trial expenses and estimating R&D tax and expenditure credits. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

Other income, net includes foreign exchange gains of $8,744,000, $1,002,000, $12,596,000 and $11,200,000 for the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 — Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The carrying amounts of the Company’s cash and cash equivalents, short-term deposits, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  The fair value of marketable securities, which are measured at fair value on a recurring basis is detailed in Note 4, Fair value measurements.

(f)                         Accumulated other comprehensive income (loss)

The following amounts were reclassified out of other comprehensive income during the year ended December 31, 2017 (in thousands):

	Amount
Component of Accumulated Other Comprehensive Income	reclassified	Affected line item in the Statement of Operations

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for losses on available-for-sale debt securities	$646	Other income, net

(g)                       Cash, cash equivalents and restricted cash

The Company considers all highly-liquid investments with a maturity at acquisition date of three months or less to be cash equivalents. Cash and cash equivalents comprise cash balances, commercial paper and corporate debt securities with maturities of three months or less at acquisition and short deposits with maturities of three months or less.

The Company’s restricted cash consists of cash providing security for letters of credit in respect of lease agreements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$84,043	$158,779
Restricted cash	4,253	4,017
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$88,296	$162,796

(h)                       Short-term deposits

Short-term deposits consist of bank deposits with a maturity at acquisition date of between three and twelve months.

(i)                          Available-for-sale debt securities

As of December 31, 2017, the Company has the following investments in available-for-sale debt securities, which are categorized as cash equivalents or marketable securities — available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

					Foreign
			Gross	Gross	currency	Aggregate
		Amortized	Unrealized	Unrealized	translation	Estimated
	Maturity	cost	Gains	Losses	adjustment	Fair Value
Cash equivalents:
Corporate debt securities	Less than 3 months	$1,610	$	$(22)	$22	$1,610
		$1,610	$—	$(22)	$22	$1,610

Marketable securities:
Corporate debt securities	3 months to 1 year	$124,406	$—	$(3,723)	$3,535	$124,218
		$124,406	$—	$(3,723)	$3,535	$124,218

Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current based on the maturity dates and management’s intentions.

At December 31 2017, the Company has classified all of its available-for-sale debt securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities is measured at fair value at each reporting date.  Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses, interest income and amortization of premiums and discounts at acquisition are included in other income (expense), net.  In the year ended December 31, 2017, proceeds from the maturity or redemption of available-for-sale debt securities were $29,090,000.  There were realized losses of $646,000 recognized on the maturity of available-for-sale debt securities during the year ended December 31, 2017, primarily arising due to foreign exchange movements, and, as a result, the Company reclassified this amount out of accumulated other comprehensive loss for the same period.

At each reporting date, the Company assesses whether each individual investment is impaired, which occurs if the fair value is less than the amortized cost, adjusted for amortization of premiums and discounts at acquisition.  If the investment is impaired, the impairment is assessed to determine if it is other than temporary.  Impairments judged to be other than temporary are included in other income (expense), net when they are identified. As of December 31, 2017, the aggregate fair value of securities held by the Company in an unrealized loss position was $125,828,000, which consisted of 54 securities.  No securities have been in an unrealized loss position for more than one year. As of December 31, 2017, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

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

(j)                          Accounts receivable

Accounts receivable are amounts due from customers.  As of December 31, 2017 and 2016, the Company had one customer, which was GlaxoSmithKline, or GSK.

Management analyses current and past due accounts and determines if an allowance for uncollectible accounts is required based on collection experience and other relevant information.  As of December 31, 2017 and 2016, the allowance for doubtful accounts is $nil.   The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

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

The weighted-average amortization period for IP rights for licensed technology as of December 31, 2017 is seven years.

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

The Company’s revenue arises from a collaboration and license agreement with GSK entered into in May 2014 and amended in February 2016 and September 2017 (the “GSK Collaboration and License Agreement”), which requires the Company to provide multiple deliverables to GSK. The Company recognizes revenue for arrangements with multiple deliverables by identifying the separable deliverables within the arrangement, whereby a deliverable is considered separable if it has value to the customer on a standalone basis.  Contingent deliverables, such as the right to nominate further development targets, which represent a substantive option (i.e. the customer is not required or compelled to purchase the optional products or services) and not priced at a significant and incremental discount are not considered to be a deliverable at inception of the arrangement.

When the contract is amended, the amendment is assessed to determine if it should be accounted for as a separate contract or a modification to the existing arrangement.  If the amendment is a modification, the modified arrangement is assessed to identify the deliverables at the time of the modification and the non-contingent arrangement consideration is allocated between the separate deliverables using the Company’s best estimate of the relative selling price at the time of the modification.  The amendments to the GSK Collaboration and License Agreement in February 2016 and September 2017 were both accounted for as modifications to an existing arrangement.

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

(p)                       Research and development expenditures

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

Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred.  The Company expensed acquired in-process R&D of $1,003,000, $3,000,000, $2,500,000 and $- in the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively.

Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product.

Research and development expenditure is presented net of reimbursements from grants and R&D tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement.  Grant income was $150,000, $414,000, $905,000 and $613,000 in the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively.  Reimbursable R&D tax and expenditure credits were $10,576,000, $6,891,000, $1,506,000 and $1,497,000 in the years ended December 31, 2017 and 2016, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively.

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

(s)                         Retirement benefits

The Company operates defined contribution pension schemes for its directors and employees. The contributions to this scheme are expensed to the consolidated statement of operations as they fall due.  The pension contributions for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015 were $1,264,000, $976,000, $122,000 and $240,000, respectively.

(t)                          Income taxes

Income taxes for the period comprise current and deferred tax.  Income tax is recognized in the consolidated statement of operations except to the extent that it relates to items occurring during the year recognized either in other comprehensive income or directly in equity, in which case it is recognized in other comprehensive income or equity.

Current tax is the expected tax payable or receivable on the taxable income or loss for the current or prior periods using tax rates enacted at the balance sheet date.

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income, carryback availability, reversing taxable temporary differences and available tax-planning strategies that could be implemented to realize the deferred tax assets.

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

In interim periods, the income tax expense (benefit) related to income (loss) from continuing operations before income tax expense (benefit) excluding significant unusual or infrequently occurring items is computed at an estimated annual effective tax rate and the income tax expense (benefit) related to all other items is individually computed and recognized when the items occur.

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

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Year ended	Year ended	Six months ended	Year ended
	December 31,	December 31,	December 31	June 30,
	2017	2016	2015	2015
Numerator for basic and diluted loss per share
Net loss	$(70,138)	$(71,579)	$(23,000)	$(22,058)
Deemed dividend on convertible preferred shares	—	—	—	(14,735)
Net loss attributable to shareholders used for basis and diluted EPS calculation	$(70,138)	$(71,579)	$(23,000)	$(36,793)

Denominator for basic and diluted loss per share
Weighted average number of shares used to calculate basic and diluted loss per share	527,637,086	424,713,997	424,711,900	214,704,593

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Year ended	Year ended	Six months ended	Year ended
	December 31,	December 31,	December 31	June 30,
	2017	2016	2015	2015

Weighted average number of share options(1)	70,374,832	45,882,791	31,203,477	31,473,477
Weighted average number of Preferred Shares	—	—	—	122,848,381

(1)   From January 1, 2018 through to February 28, 2018, the Company granted 9,994,656 options over ordinary shares with an exercise price determined by reference to the market value of an ADS at the date of grant, and 6,555,900 options over ordinary shares with an exercise price equal to the nominal value of the ordinary shares (£0.001 per share).

(w)                     Related parties

The Company has historically entered into several agreements with Immunocore Limited (“Immunocore”). During the year ended December 31, 2017, Immunocore has invoiced the Company in respect of: (i) services provided under a target collaboration agreement (which terminated on March 1, 2017); (ii) costs relating to prosecution of jointly owned patents; and (iii) property rents (effective until June 1, 2017).

During the year ended December 31, 2017, all of the Company’s U.K-based research and development and corporate staff moved into the Company’s new building at Milton Park, Oxfordshire, which comprises laboratory and office space. Consequently, the Company’s lease from Immunocore of premises formerly used for research and development terminated on June 1, 2017 and the Company received $550,000 in relation to leasehold improvements, as provided for under the lease. The lease of the Company’s former corporate office premises was assigned to Immunocore effective from July 1, 2017 in a transaction on arms-length terms.

As of the closing of the Company’s registered direct offering of its American Depositary Shares on April 10, 2017, Immunocore held less than 5% of the Company’s shares.  Due to several factors including the decrease in share ownership, the termination of the target collaboration agreement and our lack of common directors, the Company no longer considers Immunocore to be a related party with effect from January 1, 2018.

(x)                       New accounting pronouncements

Adopted in the period

Intra-Entity Transfers of Assets Other Than Inventory

The Company adopted Accounting Standards Update (“ASU”) ASU 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory issued by the Financial Accounting Standards Board (“FASB”) in October 2016, which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance has been adopted on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption prospectively to all arrangements entered into or materially modified after January 1, 2017.  The adoption of this guidance did not have any impact on the financial position, results of operations or cash flows.

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

The Company intends to adopt the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized at the date of initial application, with effect from January 1, 2018.  The Company’s assessment of the impact of the guidance is complete and the adoption of ASC 606 will have a material impact on the Company’s financial statements due to the following:

•                  Under the GSK Collaboration and License Agreement, the Company will receive non-substantive milestone payments in the future upon achievement of specified development milestones. Non-substantive milestones are currently included within the transaction price upon achievement of the milestone and recognized over the period during which we are delivering services to GSK.  ASC 606 requires an entity to estimate the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer.  This includes an estimate of variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  This results in certain milestone payments being recognized earlier under ASC 606 than under existing guidance, if it is considered probable that the milestone will be achieved.

•                  Upfront payments and non-refundable milestone payments are currently recognized in revenue using the proportional performance model ratably over the period that services are rendered, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. ASC 606 requires an entity to recognize revenue using a measure of progress that depicts the transfer of control of the goods or services to the customer.  We consider that an input measure, such as costs incurred, relative to the total expected inputs will be the appropriate measure to depict the transfer of control of the services under the GSK Collaboration and License Agreement, which impacts the timing of our revenue from the GSK Collaboration and License Agreement.

Due to these factors, the cumulative effect of adopting the guidance on our financial statements at January 1, 2018 is estimated to be a credit to opening accumulated losses and corresponding decrease in deferred revenue of approximately $9 million.

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

Note 3 — Revenue

Revenue represents recognized income from the GSK Collaboration and License Agreement which requires the Company to provide multiple deliverables to GSK.  The GSK Collaboration and License Agreement related to up to five target programs, the first of which was the NY-ESO SPEAR T-cell program. On September 7, 2017, and by way of an amendment agreement (the “Amendment”), GSK exercised its option to obtain an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.  The Amendment also specified the activities required to transition the NY-ESO SPEAR T-cell program to GSK. Transition of the program is targeted for completion during 2018.

The exercise of the NY-ESO option and the Amendment has been accounted for as a modification of an existing arrangement.  As of September 7, 2017, we have accounted for the modified arrangement as a multiple-element arrangement consisting of the following deliverables under the GSK Collaboration and License Agreement  (i) an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program, (ii) the transitional development program for the NY-ESO Spear T-cell performed during the transition period, (iii) additional transitional services, when and if required by GSK and reimbursed when performed and (iv) the development of, and option to obtain an exclusive license to a second target, PRAME.  As provided under the GSK Collaboration and License Agreement, GSK continues to have the right to nominate three additional target peptides, excluding any targets on which work is already under way.  No further targets can be nominated until after full payment of the option exercise fee for the NY-ESO program. Management does not consider this to be a deliverable at September 7, 2017, because it represents a substantive option not priced at a significant and incremental discount.  After the transition, GSK will assume responsibility for all NY-ESO-related activities.

Upon modification, the non-contingent arrangement consideration was allocated between the separate deliverables using the Company’s best estimate of the relative selling price. In determining the best estimate, the Company considered internal pricing objectives it used in negotiating the GSK Collaboration and License Agreement and the Amendment, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program.

Under the GSK Collaboration and License Agreement, the Company received an upfront payment of $42.1 million in June 2014 and has achieved non-substantive development milestones of $49.3 million, of which $10.3 million were achieved in the year ended December 31, 2017.  Upon exercise of the NY-ESO option, the Company is entitled to receive an option exercise fee of £30 million (approximately $38 million), of which $26.6 million was received in September 2017 and the remainder is payable upon transition of the program to GSK, which is expected to occur during 2018.  The Company is entitled to further non-substantive milestone payments based on the achievement of development milestones by the Company relating to the NY-ESO SPEAR T-cell program.  In addition to the development milestone payments due in relation to the NY-ESO SPEAR T-cell program, the Company is also entitled to non-substantive milestone payments based on achievement of development milestones under the PRAME SPEAR T-cell program, the second target program nominated by GSK under the GSK Collaboration and License Agreement.

The Company will also be entitled to further development and commercialization milestone payments based on achievement of specified milestones by GSK.  The Company is entitled to royalties from GSK on all GSK sales of TCR therapeutic products licensed under the GSK Collaboration and License Agreement, varying between a mid-single-digit percentage and a low-double-digit percentage of net sales. Sales milestones also apply once any TCR therapeutic covered by the GSK Collaboration and License Agreement is on the market.

The revenue allocated to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized as revenue upon commencement of the exclusive license, which occurs on completion of defined transition activities and transition of sponsorship of clinical programs to GSK.  The revenue allocated to the transitional development program for the NY-ESO Spear T-cells and the development of, and option to obtain an exclusive license to a second target, PRAME is recognized using the proportional performance model in revenue systematically over the period in which the Company is delivering services under the GSK Collaboration and License Agreement, which is determined to be the estimated duration of the development activities to be performed by Adaptimmune under the GSK Collaboration and License Agreement.

Management regularly reviews and monitors the performance of the GSK Collaboration and License Agreement to determine the period over which the Company will be delivering services to GSK: and when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  Upon the exercise of the NY-ESO option, the estimate of the period over which the Company will be delivering services to GSK in relation to the NY-ESO Spear T-Cell development program has significantly reduced, resulting in an increase in revenue amortization of $17.5 million in September 2017.  Management estimates that all deferred revenue, totaling $38.7 million, will now be amortized within 12 months.

The GSK Collaboration and License Agreement is effective until all payment obligations expire. The GSK Collaboration and License Agreement can also be terminated on a collaboration program-by-collaboration program basis by GSK for lack of feasibility or inability to meet certain agreed requirements. Both parties have rights to terminate the GSK Collaboration and License Agreement for material breach upon 60 days’ written notice or immediately upon insolvency of the other party. GSK has additional rights to terminate either the GSK Collaboration and License Agreement or any specific license or collaboration program on provision of 60 days’ notice to us. The Company also has rights to terminate any license where GSK ceases development or withdraws any licensed TCR therapeutic in specified circumstances.

Note 4 — Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term deposits, marketable securities, restricted cash, accounts receivable, accounts payable and accrued expenses.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2017 are as follows (in thousands):

	December 31,	Fair Value Measurements Using
	2017	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Corporate debt securities	$124,218	$124,218	$—	$0

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

Significant concentration of credit risk

The Company held cash and cash equivalents of $84,043,000, marketable securities of $124,218,000 and restricted cash of $4,253,000 as of December 31, 2017.  The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom.

The Company has one customer as a result of the GSK Collaboration and License Agreement. Trade receivables were $0.2 million and $1.5 million as of December 31, 2017 and December 31, 2016. Trade receivables arise in relation to the GSK Collaboration and License Agreement.  The Company has been transacting with GSK since June 2014, during which time no impairment losses have been recognized. There are no amounts which are past due as of December 31, 2017.

Foreign exchange risk

The Company is exposed to foreign exchange rate risk because it currently operates in the United Kingdom and the United States.  The Company’s revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. Dollars when the financial statements are consolidated. Expenses are generally denominated in the currency in which the Company’s operations are located, which are the United Kingdom and the United States. However, the U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm the Company’s business in the future. Management seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, the Company has not used forward exchange contracts or other currency hedging products to manage exchange rate exposure, although it may do so in the future. The exchange rate as of December 31, 2017, the last business day of the reporting period, was £1.00 to $1.35.

Interest Rate Risk

Surplus cash and cash equivalents are invested in interest-bearing savings, money market funds, corporate debt securities and commercial paper from time to time.  Investments in corporate debt securities are subject to fixed interest rates.  The Company’s exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates and the fair market value of its corporate debt securities will fall in value if market interest rates increase. Management believes that an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our portfolio, and therefore does not expect the operating results or cash flows to be significantly affected by changes in market interest rates.

Note 5 — Other current assets

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Corporate tax receivable	$11,454	$6,247
Prepayments	6,120	7,383
Clinical materials	3,760	1,192
Other current assets	382	976
	$21,716	$15,798

Note 6 - Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Computer equipment	$2,706	$1,904
Laboratory equipment	18,745	11,423
Office equipment	858	265
Leasehold improvements	27,441	4,498
Assets under construction	393	14,332
	50,143	32,422
Less accumulated depreciation	(9,464)	(4,523)
	$40,679	$27,899

Depreciation expense was $5,032,000, $3,126,000, $1,176,000 and $705,000 for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015, respectively.

The Company has disposed of leasehold improvements resulting in a loss on disposal of $194,000 and $122,000 in the years ended December 31, 2017 and 2016, respectively, which is included within general and administrative expenses in the statement of operations.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Acquired software licenses	$1,789	$1,310
Licensed IP rights - completed technology used in R&D	200	183
	1,989	1,493
Less accumulated amortization	(652)	(225)
	$1,337	$1,268

Amortization expense was $391,000, $160,000, $69,000 and $30,000 for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015, respectively. The estimated aggregate amortization expense in respect of these assets for each of the five years ended 2022 is $585,000, $542,000, $467,000, $24,000 and $24,000, respectively.

Note 8 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued clinical & development expenditure	$10,065	$4,938
Accrued employee expenses	6,592	4,539
VAT	5,741	2,014
Other accrued expenditure	3,944	1,003
Accrued capital expenditure	502	3,954
Other	357	1,080
	$27,201	$17,528

Note 9 — Contingencies and commitments

Leases

Future minimum lease payments under operating leases as of December 31, 2017 are presented below (in thousands):

December 31,
2017
2018	$2,886
2019	3,767
2020	3,809
2021	3,853
2022	3,897
Thereafter	15,215
$33,427

The Company leases property under operating leases expiring through 2027. Lease expenses amounted to $3,617,000, $2,255,000, $841,000 and $610,000 for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and year ended June 30, 2015, respectively, which is included within research and development and general and administrative expenses in the Company’s unaudited consolidated statements of operations.

In May 2017, the Company entered into an agreement for the lease of a building at Milton Park, Oxfordshire, U.K. In February 2018, the Company entered into the lease for that facility. The term of the lease expires on October 23, 2041, with termination options exercisable by the Company on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.  The related lease commitments are included in the table above.

Capital commitments

As of December 31, 2017, the Company had commitments for capital expenditure totaling $945,000, which the Company expects to incur within one year.

Commitments for clinical materials, clinical trials and contract manufacturing

As of December 31, 2017, the Company had non-cancellable commitments for purchase of clinical materials, executing and administering clinical trials, and for contract manufacturing of $76,725,000, of which the Company expects to pay $33,028,000 within one year, $41,214,000 in one to three years, $1,475,000 in three to five years, and $1,008,000 after five years.  The amount and timing of these payments vary depending on the rate of progress of development and clinical trial enrollment rates.  The Company’s subcontracted costs for clinical trials and contract manufacturing were $41,505,000, $23,565,000, $8,585,000 and $8,818,000 for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and year ended June 30, 2015, respectively.

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

MD Anderson Strategic Alliance

On September 26, 2016, the Company announced that it had entered into a multi-year strategic alliance with The University of Texas MD Anderson Cancer Center (“MD Anderson”) designed to expedite the development of T-cell therapies for multiple types of cancer. The Company and MD Anderson are collaborating on a number of studies including clinical and preclinical development of the Company’s SPEAR T-cell therapies targeting NY-ESO, MAGE-A10 and MAGE-A4 and will collaborate on future clinical stage first and second generation SPEAR T-cell therapies across a number of cancers.

Under the terms of the agreement, the Company has committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson.  The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs will be expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Universal Cells Research, Collaboration and License Agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2.5 million to Universal Cells in November 2015, a milestone payment of $3.0 million in February 2016 and further milestone payments of $0.9 million in 2017.  Further milestone payments of up to $43.5 million are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.  The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

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

Note 10 — Stockholders’ equity

Ordinary shares

Each holder of ordinary shares is entitled to one vote, on a show of hands and one vote per share on a poll, at general meetings of the Company. On the winding up of the Company, the assets of the Company available for distribution to holders remaining after payment of all other debts and liabilities of the Company shall be paid to the shareholders in proportion to the number of shares held by each of them.  The payment of dividends by Adaptimmune Therapeutics plc is governed by English law

Effective from June 21, 2017, the Directors have the authority to allot new ordinary shares or to grant rights to subscribe for or to convert any security into ordinary shares in the Company up to a maximum aggregate nominal amount of £140,000. This authority runs for five years and will expire on June 20, 2022. Effective from June 21, 2017, the Directors also have the authority to allot ordinary shares for cash or to grant rights to subscribe for or to convert any security into ordinary shares in the Company without first offering them to existing shareholders in proportion to their existing holdings up to an aggregate maximum nominal amount of £140,000. This power will expire at the end of the Annual General Meeting of the Company to be held in 2019.

Underwritten public offering

On March 27, 2017, the Company completed an underwritten public offering of the Company’s American Depositary Shares (“ADSs”). The Company sold 15,700,223 ADSs (representing 94,201,338 ordinary shares) at a price to the public of $4.20 per ADS.  The net proceeds were $61,397,000 after deducting offering expenses of $4,544,000.

Registered direct offering

On April 10, 2017, the Company completed a registered direct offering of the Company’s ADSs following its entry into a definitive agreement with Matrix Capital Management Company, LP. The Company sold 7,000,000 ADSs (representing to 42,000,000 ordinary shares) at a price of $6.00 per ADS.  The net proceeds were $41,770,000 after deducting offering expenses of $230,000.

Initial public offering (“IPO”)

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

Note 11 — Share-based compensation

The Company grants options over ordinary shares in Adaptimmune Therapeutics plc under the following option plans: (i) the Adaptimmune Therapeutics plc Employee Share Option Scheme (adopted on January 14, 2016), (ii) the Adaptimmune Therapeutics plc 2015 Share Option Scheme and (adopted March 16, 2015) (ii) the Adaptimmune Therapeutics plc Company Share Option Plan (adopted March 16, 2015).

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

Generally, the vesting dates for the options granted under these plans up to December 31, 2017 are 25% on the first anniversary of the grant date and 75% in monthly installments over the following three years. However, the options granted to non-executive directors under the Adaptimmune Therapeutics plc 2015 Share Option Scheme vest and become exercisable as follows:

Options granted to non-executive directors on May 11, 2015:	Immediately on grant date

Options granted to a non-executive director on June 23, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years

Options granted to non-executive directors on August 11, 2016:	100% on the first anniversary of the grant date

Options granted to non-executive directors on November 28, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years

Options granted to non-executive directors on July 3, 2017	100% on the first anniversary of the grant date

Options granted under these plans are not subject to performance conditions. The contractual term of options granted under these plans is ten years.

The maximum aggregate number of options which may be granted under these plans and any incentive plans adopted by the Company cannot exceed a scheme limit that equates to 8% of the initial fully diluted share capital of the Company immediately following its IPO plus an automatic annual increase of an amount equivalent to 4% of the issued share capital on each 30 June (or such lower number as the Board, or an appropriate committee of the Board, may determine). The automatic increase is effective from July 1, 2016.

Prior to December 31, 2014, the Company granted options to purchase ordinary shares in Adaptimmune Limited under three option schemes:

(i) The Adaptimmune Limited Share Option Scheme was adopted on May 30, 2008.  Under this scheme Enterprise Management Incentive (“EMI”) options (which are potentially tax-advantaged in the United Kingdom) have been granted (subject to the relevant conditions being met) to its employees who are eligible to receive EMI options under applicable U.K. tax law and unapproved options (which do not attract tax advantages) have been granted to its employees who are not eligible to receive EMI options, and to its Directors and consultants. In May 2014, the Company no longer qualified for EMI status and since that date, no further EMI options were granted under this scheme; however, unapproved options have been under granted under this scheme since that date.

(ii) The Adaptimmune Limited 2014 Share Option Scheme was adopted on April 11, 2014. EMI options were granted (subject to the relevant conditions being met) under this scheme to our employees who are eligible to receive EMI options under applicable U.K. tax law. Unapproved options were granted to its employees who are not eligible to receive EMI options and to directors.  In May 2014, the Company no longer qualified for EMI status and since that date, no further EMI options were granted under this scheme; however, unapproved options have been under granted under this scheme since that date.

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

In August 2016, the Company accelerated the vesting of 361,222 share options held by two non-executive directors, such that those options became vested and exercisable on December 30, 2016 when the non-executive directors stepped down from the Board, and the options expire on December 31, 2018.

The following table shows the total share-based compensation expense included in the consolidated statement of operations (thousands):

	Year ended	Year ended	Six months ended	Year ended
	December 31,	December 31,	December 31,	June 30,
	2017	2016	2015	2015
Research and development	$5,268	$4,185	$1,587	$5,426
General and administrative	5,536	4,636	1,981	1,652
	$10,804	$8,821	$3,568	$7,078

As of December 31, 2017 and December 31, 2016, there were 3,224,600 and 3,074,600 share options granted to nonemployees outstanding, respectively.  These share options are measured at the current fair values at each reporting date until the share options have vested and recognized in the consolidated statement of operations over the requisite service period.  The total share-based payment expense included in the consolidated statement of operations includes a charge of $314,000 in the year ended December 31, 2017, a benefit of $488,000 and $33,000 in the year ended December 31, 2016 and six months ended December 31, 2015, respectively, and a charge of $2,001,000 in the year ended June 30, 2015 relating to share options granted to nonemployees.

As of December 31, 2017, there was $10,086,000 of total unrecognized compensation cost related to stock options granted but not vested under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.9 years.

There were 29,924,787, 19,404,373 and 21,779,577 options granted in the years ended December 31, 2017 and 2016 and June 30, 2015, respectively. No share options were granted in the six months ended December 31, 2015. The weighted average fair value of stock options granted in the years ended December 31, 2017 and 2016 and June 30, 2015 were $0.35, $0.74 and $0.64, respectively.

The following table summarizes all stock option activity for the year ended December 31, 2017:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2017	49,237,290	£0.58
Changes during the period:
Granted	29,924,787	£0.62
Exercised	(1,142,904)	£0.19
Forfeited	(3,075,506)	£1.04
Outstanding at December 31, 2017	74,943,667	£0.58	7.9	$84,989
Exercisable at December 31, 2017	31,449,602	£0.51	6.8	$35,665

The following table summarizes information about stock options outstanding as of December 31, 2017:

Outstanding				Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Total share	remaining	average	Total share	average exercise
Exercise price	options	contractual life	exercise price	options	price
£0 – 0.25	9,224,274	5.6	£0.12	8,508,100	£0.12
0.26 – 0.50	9,694,008	7.0	0.36	7,477,900	0.36
0.51 – 0.75	38,859,727	8.7	0.58	6,615,358	0.51
0.76 – 1.00	13,986,392	7.9	0.90	7,405,720	0.91
1.01 – 1.50	2,313,651	8.9	1.05	576,909	1.06
1.51 – 2.00	865,615	4.9	1.82	865,615	1.82
Total	74,943,667	7.9	£0.58	31,449,602	£0.51

There were 1,142,904 and 63,192 share options exercised in the years ended December 31, 2017 and 2016, respectively. No share options were exercised in the six months ended December 31, 2015 and year ended June 30, 2015. In the years ended December 31, 2017 and 2016 the total intrinsic value of stock options exercised was $1,522,000 and $40,000, respectively and the cash received from exercise of stock options was $401,000 and $17,000, respectively.  The Company recognizes tax benefits arising on the exercise of stock options regardless of whether the benefit reduces current taxes.  The tax benefit arising on the exercise of stock options was $73,000 and $8,000 for the year ended December 31, 2017 and 2016, respectively and nil for the six months ended December 31, 2015 and the year ended June 30, 2015. The Company satisfies the exercise of stock options through newly issued shares.

The fair value of the stock options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended	Year ended	Year ended
	December 31,	December 31,	June 30,
	2017	2016	2015
Expected term (years)	5 years	5 years	5 years
Expected volatility	66-71%	68-73%	60%
Risk free rate	0.40-0.76%	0.17-1.07%	1.04-1.54%
Expected dividend yield	0%	0%	0%

The expected term of the option is based on management judgment.  Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility for grants prior to May 2017 are based on the average volatilities of seven public companies with similar attributes to the Company.  For grants subsequent to May 2017, there is over two years of historical data upon which to determine the volatility of the Company’s share price, which management consider is sufficient to estimate the volatility based on the Company’s historical share price. The risk free rate is based on the Bank of England’s estimates of gilt yield curve as of the respective grant dates.

Note 12 — Income taxes

Loss before income taxes is as follows (in thousands):

	Year ended	Year ended	Six months ended	Year ended
	December 31,	December 31,	December 31,	June 30,
	2017	2016	2015	2015
U.S.	$(3,121)	$(3,373)	$(1,771)	$(1,108)
U.K.	(66,566)	(67,314)	(21,284)	(20,706)
Loss before income taxes	$(69,687)	$(70,687)	$(23,055)	$(21,814)

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended	Year ended	Six months ended	Year ended
	December 31,	December 31,	December 31,	June 30,
	2017	2016	2015	2015
United States:
Federal	$459	$752	$33	$121
State and local	(8)	140	(88)	123
U.K.	—	—	—	—
Total current tax expense (benefit)	451	892	(55)	244

United States:
Federal	—	—	—	—
State and local	—	—	—	—
U.K.	—	—	—	—
Total deferred tax expense (benefit)	—	—	—	—
Total income tax expense (benefit)	$451	$892	$(55)	$244

As of December 31, 2017 and 2016 the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Deferred tax liabilties
Property, plant and equipment:	$(2,159)	$(1,880)
Accruals	(3)	(326)
Total	(2,162)	(2,206)

Deferred tax assets
Share-based compensation expense	5,603	4,632
Available-for-sale debt securities	33	—
Other accruals	602	574
Net operating loss and expenditure credit carryforwards	23,357	14,613
Total	29,595	19,819
Valuation allowance	(27,433)	(17,613)
	2,162	2,206
Net deferred tax asset (liability)	$—	$—

The valuation allowances are primarily related to deferred tax assets for operating loss carry-forwards and temporary differences relating to share-based compensation expense.  Deferred tax assets have been recognized without a valuation allowance to the extent supported by reversing taxable temporary differences.  A valuation allowance has been provided over the remaining deferred tax assets, which management considered are not more likely than not of being realized after weighing all available positive and negative evidence including cumulative losses in recent years and projections of future taxable losses.

The valuation allowance increased by $9,819,000 in the year ended December 31, 2017, which includes the impact of foreign currency translation adjustments of $1,722,000.

Reconciliation of the U.K. statutory income tax rate to the Company’s effective tax rate is as follows (in percentages):

	Year ended December 31,	Year ended December 31,	Six months ended December 31,	Year ended June 30,
	2017	2016	2015	2015
U.K. tax rate	19.3%	20.0%	20.0%	20.8%
Permanent differences relating to reimbursable tax credits	2.6%	1.6%	1.6%	2.3%
Permanent differences relating to foreign exchange	—	—	(8.7)%	3.4%
Surrender of R&D expenditures for R&D tax credit refund	(8.4)%	(5.9)%	(4.5)%	(5.5)%
Change in valuation allowances	(13.5)%	(14.7)%	(10.8)%	(20.7)%
Other	(0.6)%	(2.3)%	2.6%	(1.4)%
Effective income tax rate	(0.6)%	(1.3)%	0.2%	(1.1)%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom.  The weighted-average U.K. corporate tax rate for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and year ended June 30, 2015 was 19.25%, 20%, 20% and 20.75%, respectively. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom.  The U.S. federal corporate tax rate was 34% for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and year ended June 30, 2015.

The United Kingdom’s 2016 Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020.  The Company used a 17% tax rate as of December 31, 2017 in respect of the measurement of deferred taxes arising in the United Kingdom, which reflects the currently enacted tax rate and the anticipated timing of the unwinding of the deferred tax balances. In respect of the measurement of deferred taxes arising in the U.S, the Company has adopted a 21% tax rate as of December 31, 2017.  This rate has decreased from 34% as of December 31, 2016 due to U.S. tax reforms which were enacted in December 2017.  This reduced the net deferred tax asset and corresponding valuation allowance by $1.8 million.  We believe that other aspects of U.S. tax reforms will not have a significant impact on our income taxes.  The effect of the change in tax rates on the consolidated statement of operations is $nil, after consideration of the change in valuation allowance.

As of December 31, 2017, we do not have unremitted earnings in our U.S. subsidiary.

As of December 31, 2017, we had U.K. net operating loss of approximately $135.6 million, expenditure credit carryforwards of $0.6 million and U.S. tax credit carryforwards of $0.2 million. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.   U.S. tax credit carryforwards can be carried forward for 20 years.

Our tax returns are under routine examination in the U.K. and U.S. tax jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed.  The Company is no longer subject to examinations by tax authorities for the tax years 2011 and prior in the United Kingdom.  However, U.K. net operating losses from the tax years 2011 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our U.K. income tax returns have been accepted by Her Majesty’s Revenue and Customs through the period ended December 31, 2016. The Company is subject to examinations by tax authorities in the United States for all tax years 2013 through 2016. Our U.S. federal income tax return for the year ended June 30, 2014 was audited by the U.S. Internal Revenue Service and resulted in no changes.  We are also subject to audits by U.S. state taxing authorities where we have operations.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. As of December 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.

Note 13 — Geographic information

Operations by geographic area

Revenue represents recognized income from the GSK Collaboration and License Agreement.  All revenue was derived in the United Kingdom.

Long-lived assets (excluding intangibles and financial instruments) were located as follows (in thousands):

	December 31,	December 31,
	2017	2016
U.K.	$22,786	$15,719
U.S.	17,893	12,180
Total long-lived assets(1)	$40,679	$27,899

(1) Clinical materials of $4,695,000 and 2,580,000, included within non-current assets as of December 31, 2017 and 2016, respectively, are not included within the table above because they can easily be transferred between geographic locations.

Major customers:

During the year ended December 31, 2017 and 2016, six months ended December 31, 2015 and the year ended June 30, 2015 100% of revenues were generated from one customer, which was GSK.