Form 10-Q
period 2018-03-31
Adaptimmune Therapeutics PLC
filed 2018-05-09
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 564,859,960.

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

•      the scope and timing of performance of our ongoing collaboration with GlaxoSmithKline (“GSK”) and the scope and timing of transition of the NY-ESO SPEAR T-cell program to GSK following exercise of option by GSK;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$53,375	$84,043
Marketable securities - available-for-sale debt securities	108,459	124,218
Accounts receivable, net of allowance for doubtful accounts of $- and $-	5,052	206
Other current assets and prepaid expenses (including current portion of clinical materials)	28,777	21,716
Total current assets	195,663	230,183

Restricted cash	4,360	4,253
Clinical materials	4,572	4,695
Property, plant and equipment, net	41,235	40,679
Intangibles, net	1,238	1,337

Total assets	247,068	281,147

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	5,051	8,378
Accrued expenses and other accrued liabilities	19,650	27,201
Deferred revenue	27,221	38,735
Total current liabilities	51,922	74,314

Other liabilities, non-current	3,884	3,849

Total liabilities	55,806	78,163

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 564,859,960 issued and outstanding (2017: 701,103,126 authorized and 562,119,334 issued and outstanding)	858	854
Additional paid in capital	461,603	455,401
Accumulated other comprehensive loss	(27,136)	(21,641)
Accumulated deficit	(244,063)	(231,630)
Total stockholders’ equity	191,262	202,984

Total liabilities and stockholders’ equity	$247,068	$281,147

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Revenue	$8,196	$2,857
Operating expenses
Research and development	(25,732)	(18,615)
General and administrative	(11,204)	(6,463)
Total operating expenses	(36,936)	(25,078)
Operating loss	(28,740)	(22,221)
Interest income	659	240
Other income, net	7,130	430
Loss before income taxes	(20,951)	(21,551)
Income taxes	(127)	(231)
Net loss attributable to ordinary shareholders	$(21,078)	$(21,782)

Net loss per ordinary share
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	562,381,995	428,961,818

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended March 31,
	2018	2017
Net loss	$(21,078)	$(21,782)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $- and $-	(2,602)	(117)
Unrealized holding losses on available-for-sale debt securities, net of tax of $- and $-	(4,056)	—
Reclassification adjustment for losses on available-for-sale debt securities included in net income, net of tax of $- and $-	1,163	—
Total comprehensive loss for the period	$(26,573)	$(21,899)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid in capital	Accumulated foreign currency translation adjustments	Accumulated unrealized gains (losses ) on available-for- sale debt securities	Accumulated deficit	Total stockholders’ equity
Balance as of 1 January 2018 (under previous guidance)	562,119,334	$854	$455,401	$(17,867)	$(3,774)	$(231,630)	$202,984
Cumulative effect of applying new accounting standards	—	—	—	—	—	8,645	8,645
Balance as of 1 January 2018 (adjusted)	562,119,334	854	455,401	(17,867)	(3,774)	(222,985)	211,629

Net loss						(21,078)	(21,078)
Issuance of shares upon exercise of stock options	2,740,626	4	1,530	—	—	—	1,534
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	(2,602)	—	—	(2,602)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-	—	—	—	—	(4,056)	—	(4,056)
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	1,163	—	1,163
Share-based compensation expense	—	—	4,672	—	—	—	4,672

Balance as of March 31, 2018	564,859,960	$858	$461,603	$(20,469)	$(6,667)	$(244,063)	$191,262

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(21,078)	$(21,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,740	986
Amortization	143	60
Share-based compensation expense	4,672	2,686
Realized loss on available-for-sale debt securities	1,163	—
Unrealized foreign exchange gains	(7,862)	(52)
Other	124	—
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(10,179)	(1,813)
Increase in non-current operating assets	(123)	(17)
Decrease in payables and deferred revenue	(15,879)	(8,507)
Net cash used in operating activities	(47,279)	(28,439)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,904)	(12,249)
Acquisition of intangibles	(10)	(242)
Maturity of short-term deposits	—	7,854
Investment in short-term deposits	—	(18,000)
Maturity or redemption of marketable securities	28,043	—
Investment in marketable securities	(12,490)	—
Net cash provided by (used in) investing activities	13,639	(22,637)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs $4,774	—	61,397
Proceeds from exercise of stock options	1,534	—
Net cash provided by financing activities	1,534	61,397

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	1,545	1,491
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,561)	11,812
Cash, cash equivalents and restricted cash at start of period	88,296	162,796
Cash, cash equivalents and restricted cash at end of period	$57,735	$174,608

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom.  Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company focused on providing novel cell therapies to patients, particularly in solid tumors. The Company’s comprehensive and proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce therapeutic candidates for administration to patients. Using its affinity engineered TCRs, the Company aims to become a fully integrated cell therapy company and to have the first TCR T-cell approved.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $244.1 million as of March 31, 2018.

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

The unaudited condensed interim financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018 (the “Annual Report”).  The balance sheet as of December 31, 2017 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the three months ended March 31, 2017 and as of December 31, 2017 has not been restated.

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

(c)        Fair value measurements

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 — Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  The fair value of marketable securities, which are measured at fair value on a recurring basis is detailed in Note 6, Fair value measurements.

(d)       Revenue from contracts with customers

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within ASC 606.  The accounting policy applicable from January 1, 2018 is described below and further details on the transition is available in Note 2(e).  The comparative financial information for the three months ended March 31, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the consolidated financial statements included in the Annual Report.

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, and an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

The aggregate transaction price consists of an upfront payment of $42,123,000 received in June 2014, development milestones achieved of $53,433,000, an option exercise fee of $26,610,000, which was received in September 2017 and an estimate of variable consideration of $20,039,000.  The variable consideration relates to further milestone payments, which the Company is entitled to upon achievement of development milestones, and the remaining option exercise fee of approximately $14,032,000 which is expected to be received upon successful transition of the NY-ESO program to GSK.  The Company determines the variable consideration to be included in the transaction price by estimating the most-likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received.   The determination of whether a milestone is probable includes consideration of the following factors:

•      Whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies or the customer;

•      Whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;

•      Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and.

•      The complexity and inherent uncertainty underlying the achievement of the milestone.

The payments to the Company under the contract are typically due upon achievement of milestones and within standard payment terms (approximating to 45 days).  The contract does not include a significant financing component.

The upfront payment of $42,123,000 was allocated between the performance obligations using the Company’s best estimate of the relative selling price. In determining the best estimate, the Company considered internal pricing objectives it used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program included in the contract. The variable consideration is allocated to the performance obligation to which it relates.

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation.  The Company satisfies the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.  The Company considers that this depicts the progress of the project, where the significant inputs are internal project resource and third-party clinical and manufacturing costs.  The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project.  The Company makes a detailed estimate of the costs-to-complete on an annual basis as part of the Company’s budgeting process, which is re-assessed every reporting period based on the latest project plan and discussions with project teams.  If a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.

The Company has determined that the performance obligation relating to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program is recognized at a point-in-time, upon commencement of the license, which occurs once transition of the NY-ESO program is completed and all amounts due under the agreement are paid.

The Company recognizes a contract asset, when the value of satisfied (or part satisfied) performance obligations is in excess of the payment due to the Company, and deferred revenue (contract liability) when the amount of unconditional consideration is in excess of the value of satisfied (or part satisfied) performance obligations.  Once a right to receive consideration is unconditional, that amount is presented as a receivable.

The timing and amount of milestone payments for the development and transition of the NY-ESO SPEAR T-cell program are intended to be commensurate with the cost and effort involved in achieving the milestones and therefore a contract asset would typically arise.  However, the Company received $26,610,000 of the option exercise fee in September 2017, with the remaining amount of approximately $14,032,000 payable upon transition of the program to GSK in 2018, and associated revenue will be recognized upon commencement of the license, which occurs upon payment of the remaining option exercise fee, resulting in deferred revenue.

Changes in deferred revenue typically arise due to:

•      adjustments arising from a change in the estimate of the cost to complete the project, which results in a cumulative catch-up adjustment to revenue that affects the corresponding contract asset or deferred revenue;

•      a change in the estimate of the transaction price due to changes in the assessment of whether variable consideration is constrained because it is not considered probable of being received;

•      the recognition of revenue arising from deferred revenue; and

•      the reclassification of amounts to receivables when a right to consideration to becomes unconditional.

A change in the estimate of variable consideration constrained (for example, if a development milestone becomes probable of being received) could result in a significant change in the revenue recognized and deferred revenue.

(e)        New accounting pronouncements

Adopted in the period

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (“ASU 2014-09”) which requires a new approach to revenue recognition and, in March, April, May and December 2016, the FASB issued additional clarification related to this guidance. This guidance has been codified within ASC 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under previous guidance. The quantitative impact of the changes on the statement of operations for the three months ended March 31, 2018 are set out below (in thousands):

	Under previous revenue guidance	Adjustment	As reported

Revenue	$8,996	$(800)	$8,196
Operating loss	(27,940)	(800)	(28,740)
Loss before income taxes	(20,151)	(800)	(20,951)
Net loss attributable to ordinary shareholders	(20,278)	(800)	(21,078)

The quantitative impact of the changes on the balance sheet as of March 31, 2018 are set out below (in thousands):

	Under previous revenue guidance	Adjustment	As reported

Deferred revenue	$35,066	$(7,845)	$27,221
Total current liabilities	59,767	(7,845)	51,922
Total liabilities	63,651	(7,845)	55,806

Accumulated deficit	(251,908)	7,845	(244,063)
Total stockholders’ equity	183,417	7,845	191,262

The quantitative impact of the changes on the statement of cashflows for the three months ended March 31, 2018 are set out below (in thousands):

	Under previous revenue guidance	Adjustment	As reported

Net loss	$(20,278)	$(800)	$(21,078)
Decrease in payables and deferred revenue	(16,679)	800	(15,879)

The adoption of ASC 606 has not impacted net loss per share.

The cumulative effect of adopting the guidance on our financial statements at January 1, 2018 is a credit to opening accumulated losses and corresponding decrease in deferred revenue of $8.6 million.

The adoption of ASC 606 has had a material impact on the Company’s financial statements due to the following:

•      Under the GSK Collaboration and License Agreement, the Company will receive non-substantive milestone payments in the future upon achievement of specified development milestones. Non-substantive milestones are currently included within the transaction price upon achievement of the milestone and recognized over the period during which the Company is delivering services to GSK.  ASC 606 requires an entity to estimate the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer.  This includes an estimate of variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  This results in certain milestone payments being recognized earlier under ASC 606 than under existing guidance, if it is considered probable that the milestone will be achieved.

•      Upfront payments and non-refundable milestone payments were previously recognized in revenue using the proportional performance model ratably over the period that services are rendered, unless another attribution method more closely approximates the delivery of the goods or services to the customer. ASC 606 requires an entity to recognize revenue using a measure of progress that depicts the transfer of control of the goods or services to the customer.  The Company considers that an input measure, such as costs incurred, relative to the total expected inputs is the appropriate measure to depict the transfer of control of the services under the GSK Collaboration and License Agreement, which impacts the timing of its revenue from the GSK Collaboration and License Agreement.

The Company has applied the practical expedient for contracts that were modified before the adoption of ASU 2014-09, which permits entities to not retrospectively restate the contract for those contract modifications. Instead, the aggregate effect of all modifications that occurred before the adoption date has been reflected when:

a. Identifying the satisfied and unsatisfied performance obligations

b. Determining the transaction price

c. Allocating the transaction price to the satisfied and unsatisfied performance obligations.

ASC 606 requires an entity to provide financial statement users with sufficient information to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. To help achieve this objective, ASC 606 requires certain quantitative and qualitative disclosures included within Note 2(d) and Note 3, which are more extensive than the previously required revenue disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities

The Company has adopted ASU 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amended the guidance on the recognition and measurement of financial assets and financial liabilities.  The new guidance requires that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income.  The guidance also requires the use of an exit price when measuring the fair value of financial instruments for disclosure purposes, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset.  The guidance did not have a material impact on the Company’s consolidated financial statements.

To be adopted in future periods

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02 - Leases.  The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.  The guidance also makes targeted improvements to align lessor accounting with the lessee accounting model and guidance on revenue from contracts with customers.  The guidance is effective for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early application is permitted.  The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 — Financial Instruments — Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early application is permitted for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

(f)            Related parties

In the three months ended March 31, 2017, research and development expenses includes purchases of $536,000 from Immunocore Ltd (“Immuncore”).  As described in Note 2(w) to the consolidated financial statements included in the Annual Report, the Company no longer considered Immunocore to be a related party with effect from January 1, 2018.

Note 3 — Revenue

Revenue from contracts with customers arises from one customer, which is GSK, in one geographic location, which is the United Kingdom.

Revenue comprises the following categories (in thousands):

Three months ended March 31,
2018

Development	$8,196
Licenses	—
$8,196

The following table shows movements in deferred revenue for the three months ended March 31, 2018 (in thousands):

Deferred revenue
Deferred revenue at January 1, 2018 under previous guidance	$38,735
Cumulative effect of adopting ASC 606	(8,645)
Deferred revenue at January 1, 2018	30,090
Revenue recognized included in opening deferred revenue	(7,870)
Change in variable consideration	(3,258)
Change in percentage of completion	2,932
Revenue in the period	(8,196)
Amounts invoiced in the period	4,210
Foreign exchange translation adjustment	1,117
Deferred revenue at March 31, 2018	$27,221

The aggregate amount of the transaction price, excluding variable consideration which is constrained to reduce the consideration to the amount which is probable of being received, allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period was $47,081,000 at March 31, 2018.  Management anticipates that this will be recognized in 2018, specifically $3,162,000 will be recognized as the Company transitions the NY-ESO program to GSK, a further $1,823,000 will be recognized as the development of the second target, PRAME, progresses, and $42,096,000 will be recognized upon commencement of the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

Note 4 — Other income, net

Other income, net consisted of the following (in thousands):

	Three months ended March 31,
	2018	2017

Unrealized foreign exchange gains	$7,862	$52
Losses on redemption or maturity of available-for-sale debt securities	(1,163)	—
Other	431	378
	$7,130	$430

Note 5 — Loss per share

The dilutive effect of 89,203,915 and 67,828,170 stock options for the three months ended March 31, 2018 and 2017, respectively, have been excluded from the diluted loss per share calculation, because they would have an antidilutive effect on the loss per share for the period.

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2018 are as follows (in thousands):

	March 31,	Fair Value Measurements Using
	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Corporate debt securities	$99,465	$99,465	$—	$—
Government bonds	6,007	6,007	—	—
Commercial paper	2,987	—	2,987	—
	$108,459	$105,472	$2,987	$—

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

Note 7 — Available-for-sale debt securities

As of March 31, 2018, the Company has the following investments in available-for-sale debt securities (in thousands):

		Amortized	Gross Unrealized	Gross Unrealized	Foreign currency translation	Aggregate Estimated
	Maturity	cost	Gains	Losses	adjustment	Fair Value
Cash equivalents:
Corporate debt securities	Less than 3 months	$2,520	$	$(42)	$42	$2,520
		$2,520	$—	$(42)	$42	$2,520
Marketable securities:
Corporate debt securities	3 months to 1 year	$99,724	$—	$(6,729)	$6,470	$99,465
Government bonds	3 months to 1 year	6,007		(108)	108	6,007
Commercial paper	3 months to 1 year	2,987		(50)	50	2,987
		$108,718	$—	$(6,887)	$6,628	$108,459

In the three months ended March 31, 2018, realized losses recognized on the maturity of available-for-sale debt securities of $1,163,000, primarily arising due to foreign exchange movements, were reclassified out of accumulated other comprehensive loss.

As of March 31, 2018 and December 31, 2017, the aggregate fair value of securities held by the Company in an unrealized loss position was $110,979,000 and $125,828,000, respectively, which consisted of 46 and 54 securities, respectively.  No securities have been in an unrealized loss position for more than one year. As of March 31, 2018, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 —Other current assets

Other current assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Corporate tax receivable	$16,136	$11,454
Prepayments	6,631	6,120
Clinical materials	3,843	3,760
Other current assets	2,167	382
	$28,777	$21,716

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued clinical and development expenditure	$10,212	$10,065
Accrued employee expenses	4,084	6,592
VAT	458	5,741
Other accrued expenditure	3,829	3,944
Accrued capital expenditure	585	502
Other liabilities	482	357
	$19,650	$27,201

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (thousands):

	Three months ended March 31,
	2018	2017
Research and development	$2,554	$1,359
General and administrative	2,118	1,327
	$4,672	$2,686

There were 9,994,656 and 18,950,976 options over ordinary shares granted in the three months ended March 31, 2018 and 2017, respectively, with a weighted average fair value of $0.75 and $0.34, respectively. Additionally, in the three months ended March 31, 2018, 6,552,636 options were granted, which have a nominal exercise price (similar to a restricted stock unit (RSU)).  These options had a weighted average fair value of $1.34.

The RSU-style options over ordinary shares in Adaptimmune Therapeutics plc were granted under the Adaptimmune Therapeutics plc Employee Share Option Scheme (adopted on January 14, 2016).  These options have an exercise price equal to the nominal value of an ordinary share, of £0.001, and generally vest over four years, with 25% on the first, and each subsequent, anniversary of the grant date.  The RSU-style options are not subject to performance conditions and the contractual term is ten years.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and our consolidated financial statements and accompanying notes included within our Annual Report.

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

Update on Clinical Pipeline Progress

Wholly owned SPEAR T-cells

We have Phase 1/2 clinical trials ongoing with our wholly owned MAGE-A10, MAGE-A4 and AFP SPEAR T-cells in a total of ten tumor types including non-small cell lung cancer (“NSCLC”), head and neck cancer, ovarian, urothelial, esophageal and gastric cancers.

•                  MAGE-A10 SPEAR T-cell

Phase 1 clinical trials are ongoing with our MAGE-A10 SPEAR T-cell in NSCLC, urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and most recently Spain. Our MAGE-A10 SPEAR T-cells have shown promising tolerability profiles with no evidence of off-target toxicities observed at the dose of 100 million T-cells (safety dose).

Enrolling of patients in both our NSCLC and triple tumor studies is ongoing at a dose of one billion T-cells (target dose). Further data from our MAGE-A10 SPEAR T-cell trials is expected to be presented at the American Society of Cancer Oncology (“ASCO”) conference in June 2018.

•                  MAGE-A4 SPEAR T-cell

Enrollment in the MAGE-A4 SPEAR T-cell trial in indications including urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers is ongoing. Patients are initially being treated with a target dose of 100 million T-cells (safety dose). Multiple sites in the United States are now active and recruiting and will enroll up to 42 patients. Initial data is anticipated during 2018.

•                  AFP SPEAR T-cell

We are enrolling in the United States in a Phase 1, open label, dose escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate in hepatocellular carcinoma (“HCC”). The trial is also open in the United Kingdom and Spain. The Phase 1 clinical trial will include a dose escalation and expansion of a tolerable dose to explore initial evidence of anti-tumor activity.

Our NY-ESO Program (partnered with GSK)

The NY-ESO SPEAR T-cell is currently in clinical trials in the United States and continues to show a promising tolerability profile in all clinical trials (as of September 5, 2017). On September 7, 2017, we announced that GSK had exercised its option under the GSK Collaboration and License Agreement to exclusively license the right to research, develop and commercialize the NY-ESO SPEAR T-cell. We are in the process of transitioning the NY-ESO program to GSK.

•                  Synovial Sarcoma:

There are four cohorts in the Phase 1/2 pilot study. As of September 2017, initial anti-tumor activity was observed in all ongoing cohorts, including low expressors of NY-ESO. NY-ESO SPEAR T-cells continued to be well-tolerated with all reported events of cytokine release syndrome resolved.

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

•                  MRCLS:

Enrollment in this program is continuing in the United States and the program is anticipated to transition to GSK during 2018. The NY-ESO SPEAR T-cell appears to have a promising tolerability profile in MRCLS patients and, as of March 15, 2018, responses had been observed in patients. An update on the MRCLS study is expected to be presented during the ASCO conference in June 2018.

•                  Multiple Myeloma Combination program:

Enrollment of patients has now started into a multiple myeloma combination study with Merck’s anti-programmed death-1 (“PD-1”) inhibitor, KEYTRUDA® (pembrolizumab).

•                  NSCLC program:

Enrollment in the NSCLC study has completed and dosing is ongoing. GSK will assume responsibility for any further development for this indication.

The conduct and timing of any pivotal trial or other trials using the NY-ESO SPEAR T-cell will be the responsibility of GSK following exercise of its option over the NY-ESO SPEAR T-cell program and full transition of the program to GSK.

Significant Events in the Three Months Ended March 31, 2018

On January 5, 2018, we entered into an agreement with Cell and Gene Therapy Catapult (“CGT”) which will enable us to have our own dedicated vector manufacturing space in the United Kingdom. It is intended to ensure vector supply production beyond 2020 for ongoing studies with all three SPEAR T-cell therapies, MAGE-A4, MAGE-A10 and AFP.

Financial Operations Overview

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the three months ended March 31, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the previous accounting guidance.

Revenue

Revenue arises from the GSK Collaboration and License Agreement. The contract consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, and an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

The aggregate transaction price consists of an upfront payment of $42.1 million in June 2014, development milestones achieved of $53.4 million, an option exercise fee of $26.6 million, which was received in September 2017 and an estimate of variable consideration of $20.0 million.  The contract includes a significant amount of variable consideration due to the milestone payments, which the Company is entitled to upon achievement of development milestones and the remaining option exercise fee of approximately $14.0 million which will be received upon successful transition of the NY-ESO program to GSK.

The transaction price is allocated to the performance obligation and recognized as or when the Company satisfies the performance obligation.  The Company satisfies the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.

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

Expenditures incurred in conjunction with the GSK Collaboration and License Agreement are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”).  Under the RDEC Scheme tax relief is given at 12% of allowable R&D costs.

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

For further detail please see Part II — Item 1A Risk Factors — Risks Related to the Development of our SPEAR T-cells of our Quarterly Report

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

Other Income, net

Other income, net comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.  Our U.K. subsidiary with a pound sterling functional currency holds our investment in marketable securities, which are predominately denominated in U.S. dollars.  The entire change in the fair value of a foreign currency-denominated security, including the change due to foreign exchange, is included in other comprehensive income.

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

Our subsidiary in the United States has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 21% for the year ended December 31, 2018.  Due to its activity in the United States, and the sourcing of its revenue, the U.S. subsidiary is not currently subject to any state or local income taxes.  The Company also benefits from the U.S Research Tax Credit and Orphan Drug Credit.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report.  There has been no change in the accounting policies considered to be critical accounting judgments and estimates other than the accounting judgments and estimates relating to revenue recognition, which have been changed from January 1, 2018 due to the adoption of ASC 606.

Revenue Recognition

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, and an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

The aggregate transaction price consists of an upfront payment, development milestones achieved, an option exercise fee and an estimate of variable consideration. The Company determines the variable consideration to be included in the transaction price by estimating the most-likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received.  In estimating the amount of variable consideration to be included in the transaction price, the Company considers the latest project plan and other available information.  The determination of whether a milestone is probable includes consideration of the following factors:

•                  Whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies or the customer;

•                  Whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;

•                  Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and

•                  The complexity and inherent uncertainty underlying the achievement of the milestone.

The determination of whether future milestones are probable requires significant judgment and the impact of a change in the determination of whether a milestone is probable is recognized in the period the judgment is revised.  This can significantly impact the revenue recognized.  In the three months ended March 31, 2018, revenue of $3.3 million was recognized due to development milestones becoming probable in the period.  As the development program progresses and the uncertainties underlying the milestones resolve, it is likely that further milestones will become probable.

The upfront payment of $42.1 million was allocated between the performance obligations using the Company’s best estimate of the relative selling price of each performance obligation. The best estimate of the selling price is determined after considering all reasonably available information, including internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program. The variable consideration is allocated to the performance obligation to which it relates.

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation.  The Company satisfies the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.  The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project.  The Company makes a detailed estimate of the costs-to-complete on an annual basis as part of the Company’s budgeting process, which is re-assessed every reporting period based on the latest project plan and discussions with project teams, when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  In the three months ended March 31, 2018, the estimate of the cost to complete for the performance obligation relating to the development and transition of the NY-ESO SPEAR T-cell program was revised, which resulted in a cumulative adjustment to reduce revenue of $2.9 million.  Due to the inherent difficulties in determining the cost of completion for development programs, small changes in the cost to complete are likely to occur.

The Company has determined that the performance obligation relating to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program is recognized at a point-in-time, upon commencement of the license, which occurs once transition of the NY-ESO program is completed and all amounts due under the agreement are paid.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017, together with the changes to those items (in thousands).

	Three months ended March 31,
	2018	2017	Increase/decrease
Revenue	$8,196	$2,857	$5,339	187%
Research and development expenses	(25,732)	(18,615)	(7,117)	38%
General and administrative expenses	(11,204)	(6,463)	(4,741)	73%
Total operating expenses	(36,936)	(25,078)	(11,858)	47%
Operating loss	(28,740)	(22,221)	(6,519)	29%
Interest income	659	240	419	175%
Other income, net	7,130	430	6,700	1558%
Loss before income taxes	(20,951)	(21,551)	600	(3)%
Income taxes	(127)	(231)	104	(45)%
Loss for the period	$(21,078)	$(21,782)	$704	(3)%

Revenue

Revenue increased by $5.3 million to $8.2 million in the three months ended March 31, 2018 compared to $2.9 million for the three months ended March 31, 2017.  Revenue in the three months ended March 31, 2018 was recognized due to the continued performance under the NY-ESO transition program and the PRAME development plan.  The revenue benefited from a change in the estimate of variable consideration of $3.3 million due to additional development milestones being considered probable, which was partially offset by $2.9 million arising due to a change in percentage of completion.

Revenue for the three months ended March 31, 2018 has been recognized under new accounting guidance which is effective January 1, 2018.  Revenue in the comparative period of 2017 has been recognized under the previous guidance.  Revenue in the three months ended March 31, 2018 under the previous guidance would be $9.0 million, compared to $2.9 million for the same period of 2017.  The significant increase in revenue compared to the same period of 2017 has arisen due to a reduction in the period over which we are recognizing revenue following GSK’s exercise of the option over the NY-ESO program in September 2017 and additional milestones achieved in the second half of 2017 and the first quarter of 2018 of $14.4 million, which are recognized over the period we are providing services to GSK.

Future revenues will fluctuate depending on the progress of the transition and development program for NY-ESO and development program for the second target, PRAME, which is difficult to predict.  However, we anticipate that $5.0 million of deferred revenue will be recognized in 2018 as we progress the transition of the NY-ESO program to GSK and the development of the second target, PRAME, and $42.1 million will be recognized upon commencement of the exclusive license to NY-ESO, which we anticipate will occur in 2018.

Research and Development Expenses

Research and development expenses increased by 38% to $25.7 million for the three months ended March 31, 2018 from $18.6 million for the three months ended March 31, 2017.  Our research and development expenses comprise the following (in thousands):

	Three months ended March 31,
	2018	2017	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$15,129	$11,251	$3,878	34%
Subcontracted expenditure	12,264	7,705	4,559	59%
Share-based compensation expense	2,554	1,359	1,195	88%
Payments for in-process research and development	—	501	(501)	N/A
Reimbursements for research and development tax and expenditure credits	(4,215)	(2,201)	(2,014)	92%
	$25,732	$18,615	$7,117	38%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $7.1 million for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the following:

•                  an increase of $3.9 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 222 to 297;

•                  an increase of $4.6 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, and an increase in process development relating to manufacturing; and

•      an increase in share-based compensation expense of $1.2 million;

offset by:

•                  a decrease of $0.5 million in payments made to Universal Cells for in-process research and development; and

•                  an increase in reimbursements for research and development tax and expenditure credits of $2.0 million.

Our subcontracted costs for the three months ended March 31, 2018 were $12.3 million, compared to $7.7 million in the same period of 2017.  This includes $6.7 million of costs associated with manufacturing for both our NY-ESO SPEAR T-cells and our internal pipeline, including our MAGE-A10 and MAGE-A4 and AFP SPEAR T-cells and $5.6 million of costs associated with clinical trials, including $1.2 million for our NY-ESO SPEAR T-cells.

Our research and development expenses are highly dependent on the phases and progression of our research projects and therefore fluctuate from period to period.  We anticipate that our research and development expenses will be higher in the year ended December 31, 2018 compared to the year ended December 31, 2017.  The increase in research and development is due to an increase in expenditure on clinical trials as enrollment in our clinical trials progress and we also expect to increase the number of staff employed in our research and development departments in order to invest in our future pipeline of SPEAR T-cells, develop our platform and manage clinical trials and further developing our manufacturing capabilities at our U.S. facility. This will significantly increase the related salaries and share-based compensation expenses, as well as require higher expenditures on facilities, materials and equipment.

The share-based compensation expense related to nonemployee option grants will fluctuate in future periods due to changes in the assumptions to the fair value calculation, which include the share price, interest rates, volatility and expected term. A 5% increase in the share price at March 31, 2018 would have increased the share-based compensation expense for nonemployee option grants in the three months ended March 31, 2018 by approximately $47,000.

General and Administrative Expenses

General and administrative expenses increased by 73% to $11.2 million for the three months ended March 31, 2018 from $6.5 million in the same period in 2017.

The net increase of $4.7 million was primarily due to a $2.3 million increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals, an increase in costs associated with developing our IT infrastructure, and an increase in other costs to support our growth.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Other Income (Expense), Net

Other income (expense), net was an income of $7.1 million for the three months ended March 31, 2018 compared to $0.4 million for the three months ended March 31, 2017.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary.  Other income, net has increased primarily due to a decrease in our cash balances arising as a consequence of our investment of cash and cash equivalents into marketable securities. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes decreased by 45% to $127,000 for the three months ended March 31, 2018 from $231,000 for the three months ended March 31, 2017 due to the impact of US R&D tax credits.  Income taxes arise in the United States and we incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Agreement, government grants and research and development tax and expenditure credits. From inception through to March 31, 2018, we have raised:

•                  $412.4 million, net of issue costs, through the issuance of shares, including $176.0 million raised through our initial public offering in May 2015,  $61.4 million raised through a follow-on public offering in March 2017 and $41.8 million raised through a registered direct offering in April 2017;

•                  $118.1 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;

•                  $2.8 million of income in the form of government grants; and

•                  $13.7 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of March 31, 2018, we had cash and cash equivalents of $53.4 million and Total Liquidity of $161.8 million. We believe that our Total Liquidity and income from GSK upon transition of the NY-ESO program will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through to early 2020.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2018 and 2017 (in thousands).

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(47,279)	$(28,439)
Net cash provided by (used in) investing activities	13,639	(22,637)
Net cash provided by financing activities	1,534	61,397
Cash, cash equivalents and restricted cash	57,735	174,608

Operating Activities

Net cash used in operating activities increased by $18.8 million to $47.3 million for the three months ended March 31, 2018 from $28.4 million for the three months ended March 31, 2017. The increase in cash used in operations was primarily the result of the increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses due to the expansion of our operations.

Net cash used in operating activities of $47.3 million for the three months ended March 31, 2018 comprised a net loss of $21.1 million, noncash items of $20,000 and a net cash outflow of $26.2 million from changes in operating assets and liabilities. The noncash items consisted primarily of unrealized foreign exchange gains of $7.9 million offset by depreciation expense on plant and equipment of $1.7 million, share-based compensation expense of $4.7 million and a realized loss on sale of marketable securities of $1.2 million.

Investing Activities

Net cash used in investing activities of $13.6 million for the three months ended March 31, 2018 and net cash provided by investing activities of $22.6 million for the three months ended March 31, 2017, consisted of:

•                  purchases of property and equipment of $1.9 million and $12.2 million for the three months ended March 31, 2018 and 2017, respectively;

•                  cash outflows from investment in marketable securities of $12.5 million and cash inflows from maturity or redemption of marketable securities of $28.0 million for the three months ended March 31, 2018; and

•                  investment in short-term cash deposits with maturities greater than three months but less than 12 months of $18.0 million and cash inflows from maturity of short-term deposits of $7.8 for the three months ended March 31, 2017.

Financing Activities

Net cash from financing activities of $1.5 million in the three months ended March 31, 2018, consisted of proceeds from share option exercises, and net cash from financing activities for the three months ended March 31, 2017 of $61.4 million consisted of net proceeds from a follow-on public offering of ADSs.

Non-GAAP Measures

Total Liquidity (a non-GAAP financial measure)

Total Liquidity (a non-GAAP financial measure) is the total of cash and cash equivalents and marketable securities. Each of these components appears in the consolidated balance sheet. The U.S. GAAP financial measure most directly comparable to Total Liquidity is cash and cash equivalents as reported in the consolidated financial statements, which reconciles to Total Liquidity as follows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$53,375	$84,043
Marketable securities	108,459	124,218
Total Liquidity	$161,834	$208,261

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall liquidity, financial flexibility, capital structure and leverage.  The definition of Total Liquidity includes investments, which are highly-liquid and available to use in our current operations, such as marketable securities.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have not been any material changes to our contractual obligations in the three months ended March 31, 2018.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Annual Report on Form 10-K. There have been no material changes in the three months ended March 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  As a consequence of the new guidance, the Company has implemented several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments and the pattern of performance of the performance obligation.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2018, we were not a party to any material legal proceedings.

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

For the years ended December 31, 2017 and 2016 and six months ended December 31, 2015 and the year ended June 30, 2015, we incurred net losses of $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of March 31, 2018, we had accumulated losses of $244.1 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, successfully transferring the NY-ESO SPEAR T-cell program to GSK and achieving GSK milestones and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

As of March 31, 2018, we had $53.4 million of cash and cash equivalents and $108.5 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration and in particular transition of NY-ESO program to GSK, may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future SPEAR T-cells, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required. For example, the FDA issued a partial clinical hold for our proposed MRCLS trial with NY-ESO following review of the IND submitted for the trial. The FDA notification was not based on safety concerns. Inour correspondence the FDA requested additional Chemistry Manufacturing and Controls, or CMC, and clinical information prior to the commencement of the proposed trial. An amendment to the ADP-0011-007 protocol for the trial was filed with the FDA which converted the trial into a pilot trial (rather than the previously proposed pivotal trial design with a futility phase) and this amended protocol was approved by the FDA resulting in a lift of the partial clinical hold. The start of the MRCLS trial was delayed as a result of the FDA issued partial clinical hold and there is no guarantee that any later MRCLS pivotal trial or further SPEAR T-cell trial will be approved by the FDA.

We are in the process of expanding our clinical trial foot print to Europe.   This requires gaining the approval of country specific review bodies for GMO application and CTA.  As this is not a harmonized process, the requirements can vary considerably and delays can be incurred at a country level.

In the USA, some institutional review boards, or IRBs, have requested that the Sponsor obtain Investigational Device Exemptions (IDE) from the FDA for the validated clinical trial assay being used to select patients.  This has delayed the initiation of some sites and limited the ability to obtain high risk biopsies until an IDE has been granted.  We plan to proactively seek IDEs for our SPEAR T-cell assays where appropriate.

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

In addition, results seen in third party clinical trials using other cell therapy products, for example CAR-T products, may impact on the further advancement of our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the type and severity of neurotox events observed with CD19-directed CAR-T cell treatments, in particular the fatal events observed in the NCT02535364 trial, occur with our SPEAR TCRs and we do not therefore believe that any changes to our SPEAR T-cell clinical trial protocols are required. However there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required.

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

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent our SPEAR T-cells from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death.  The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. Serious adverse events seen with other immunotherapy products, such as the severe neurotox events observed with CD19-directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any of our SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment.  Symptoms in any given subject would be dependent on the location and other characteristics of their tumor.  For example, subjects with lung tumors may experience dyspnea.  Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses.  These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe and require medical intervention.

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

•                  Inability to procure starting materials, for example vector required for SPEAR T-cell manufacture;

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

In our NY-ESO SPEAR T-cell trials, CRS has been reported in 21/83 subjects who received NY-ESO SPEAR T-cells as of January 27, 2017. Of these 21 subjects, five subjects have experienced CRS at either Grade 3 or 4 in severity. Within cohorts 1-4 of our synovial sarcoma trial as of January 27, 2018, four subjects out of 43 patients who received NY-ESO SPEAR T-cells have experienced CRS at Grade 3 or 4 . Subjects with more severe CRS symptoms have generally responded to treatment with the anti-IL6R antibody, tocilizumab. All Adaptimmune protocols now allow for use of tocilizumab for treatment of cytokine release syndrome.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response. In addition to our Company sponsored clinical programs, the NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Said patient experienced enterocolitis and bone marrow failure followed by fatal gangrenous gastrointestinal necrosis and hemorrhage. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. Despite this, the study is expected to terminate and is not currently recruiting.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, James Noble, our Chief Executive Officer, Dr. Helen Tayton-Martin, our Chief Business Officer, Dr. Rafael Amado, our Chief Medical Officer, Dr. Gwendolyn Binder, our Chief Technology Officer, William Bertrand, our Chief Operating Officer, and Adrian Rawcliffe, our Chief Financial Officer. We do not hold key-man insurance for our senior managers. In addition, James Noble and Dr. Helen Tayton-Martin, are in a personal relationship. They are our co-founders, two of our most senior executive officers and are a vital part of our business. If the personal relationship ended or they could otherwise not amicably work with each other, one of them may decide to leave us which would materially harm our business.

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

To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees, in the United Kingdom, these employment agreements provide for mutual nine months’ notice periods in the case of Mr. Noble and Dr. Tayton-Martin; mutual three months’ notice periods in the case of senior managers and mutual one and two month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Dr. Amado, Dr. Binder, Mr. Bertrand and Mr. Rawcliffe must provide 60 days’ written notice for termination without cause. This means that any of our employees in the United States, except for Dr. Amado, Dr. Binder, Mr. Bertrand and Mr. Rawcliffe,  could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2018, we had 390 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Within the TCR T-cell area, TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: HPV-16 E6, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, NRAS, NY-ESO-1, PRAME, TGFβRII frameshift antigen and WT1. Juno Therapeutics (a Celgene Company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition other competitors include, but are not limited to: Adicet Bio, Adaptive Biotechnologies, Baylor College, Bellicum, BioNTech, bluebird bio, Cell Medica Ltd, Fred Hutchinson Cancer Research Center, Immatics, Immunocellular Therapeutics, Immunocore, Juno Therapeutics, Kite Pharma (Gilead), Lion TCR LTD,  MD Anderson Cancer Center, MediGene AG, NCI, Parker Institute, Roswell Park Cancer Institute, Takara Bio Inc, Takeda (T-CIRA), T-Knife, Tmunity, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

From other immunotherapies we expect to see competition from the following technologies and third parties:

•                  CAR-T in hematological malignancies: Engineered T cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the FDA Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel). A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Autolus, Baylor College of Medicine, Bellicum Inc, bluebird bio, Celyad, CARMA Therapeutics, Cellectis, CRISPR Therapeutics, Mustang Bio, Novartis, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead), Sorrento Therapeutics and Ziopharm Oncology.

•                  CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carsgen, Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte, Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics,  Memorial Sloan Kettering Cancer Center, Mustang bio, Poseida Therapeutics, Sorrento Therapeutics, Symvivo, Targazyme and Tmunity.

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

•                  Other cell-based approaches: In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating the potential of GammaDelta T cell, CAR-Marcrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs and virus-specificT-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Atara Bio, Aurora BioPharma, Cell Medica, CytomX, Celgene, Fate Therapeutics, Fortress Biotech, Gadeta, Gamma Delta Therapeutics (with Takeda), Gamida cell, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), Multimmune, NantKwest, Sorrento Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio) and  Ziopharm Oncology.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2017. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of March 31, 2018, an aggregate of 38,702,313 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Provisions in the U.K. City Code on Takeovers and Mergers that may have anti-takeover effects may not apply to us.

The U.K. City Code on Takeovers and Mergers, or the Takeover Code, applies to an offer for, among other things, a public company whose registered office is in the United Kingdom if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our Board, the functions of the directors and where they are resident.

We believe that we would not be considered to be subject to the Takeover Code, and, if this were determined to be the case, our shareholders would not be entitled to the benefit of certain takeover offer protections provided under the Takeover Code. In accordance with good practice, we will review the situation on a regular basis.

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

ADAPTIMMUNE THERAPEUTICS PLC

May 9, 2018	/s/ James Noble
James Noble
Chief Executive Officer

May 9, 2018	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer