Form 10-Q
period 2018-06-30
Adaptimmune Therapeutics PLC
filed 2018-08-02
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 566,496,400.

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

•      the scope and timing of performance of our ongoing collaboration with GlaxoSmithKline (“GSK”) including nomination of further targets by GSK under the collaboration;

•      our ability to successfully advance our SPEAR T-cell technology platform to improve the safety and effectiveness of our existing SPEAR T-cell candidates and to submit Investigational New Drug Applications, or INDs, for new SPEAR T-cell candidates;

•      the rate and degree of market acceptance of T-cell therapy generally, and of SPEAR T-cells;

•      government regulation and approval, including, but not limited to, the expected regulatory approval timelines for SPEAR T-cells and the level of pricing and reimbursement for SPEAR T-cells, if approved for marketing;

•      the existence of any third party patents preventing further development of any SPEAR T-cells, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us or our collaborators;

•      our ability to obtain granted patents covering any SPEAR T-cells and to enforce such patents against third parties;

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

•      claims for personal injury or death arising from the use of SPEAR T-cell candidates;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$42,312	$84,043
Marketable securities - available-for-sale debt securities	86,716	124,218
Accounts receivable, net of allowance for doubtful accounts of $- and $-	—	206
Other current assets and prepaid expenses (including current portion of clinical materials)	32,626	21,716
Total current assets	161,654	230,183

Restricted cash	4,195	4,253
Clinical materials	4,782	4,695
Property, plant and equipment, net	39,472	40,679
Intangibles, net	1,196	1,337

Total assets	211,299	281,147

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	4,131	8,378
Accrued expenses and other accrued liabilities	21,457	27,201
Deferred revenue	16,722	38,735
Total current liabilities	42,310	74,314

Other liabilities, non-current	3,887	3,849

Total liabilities	46,197	78,163

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 566,496,400 issued and outstanding (2017: 701,103,126 authorized and 562,119,334 issued and outstanding)	860	854
Additional paid in capital	466,229	455,401
Accumulated other comprehensive loss	(14,419)	(21,641)
Accumulated deficit	(287,568)	(231,630)
Total stockholders’ equity	165,102	202,984

Total liabilities and stockholders’ equity	$211,299	$281,147

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$9,038	$3,521	$17,234	$6,378
Operating expenses
Research and development	(26,624)	(19,591)	(52,016)	(38,206)
General and administrative	(11,291)	(7,710)	(22,495)	(14,173)
Total operating expenses	(37,915)	(27,301)	(74,511)	(52,379)
Operating loss	(28,877)	(23,780)	(57,277)	(46,001)
Interest income	540	506	1,199	746
Other (expense) income, net	(15,406)	3,224	(8,276)	3,654
Loss before income taxes	(43,743)	(20,050)	(64,354)	(41,601)
Income taxes	(102)	(165)	(229)	(396)
Net loss attributable to ordinary shareholders	$(43,845)	$(20,215)	$(64,583)	$(41,997)

Net loss per ordinary share
Basic and diluted	$(0.08)	$(0.04)	$(0.11)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	565,197,217	556,776,430	563,804,832	493,392,465

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net loss	$(43,845)	$(20,215)	$(64,583)	$(41,997)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $-, $-, $- and $-	6,107	(1,192)	3,582	(1,309)
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $-, $-, $- and $-	5,223	(1,296)	1,167	(1,296)
Reclassification adjustment for losses on available-for-sale debt securities included in net loss, net of tax of $-, $-, $- and $-	1,310	—	2,473	—
Total comprehensive loss for the period	$(31,205)	$(22,703)	$(57,361)	$(44,602)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other comprehensive loss
	Common stock	Common stock	Additional paid in capital	Accumulated foreign currency translation adjustments	Accumulated unrealized gains (losses) on available-for- sale debt securities	Accumulated deficit	Total stockholders’ equity
Balance as of 1 January 2018 (under previous guidance)	562,119,334	$854	$455,401	$(17,867)	$(3,774)	$(231,630)	$202,984
Cumulative effect of applying new accounting standards						8,645	8,645
Balance as of 1 January 2018 (adjusted)		854	455,401	(17,867)	(3,774)	(222,985)	211,629

Net loss						(64,583)	(64,583)
Issuance of shares upon exercise of stock options	4,377,066	6	2,417	—	—	—	2,423
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	3,582	—	—	3,582
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	1,167	—	1,167
Reclassification from accumulated other comprehensive loss of losses on available-for-sale debt securities included in net loss, net of tax of $-	—	—	—	—	2,473	—	2,473
Share-based compensation expense	—	—	8,411	—	—	—	8,411
Balance as of June 30, 2018	566,496,400	$860	$466,229	$(14,285)	$(134)	$(287,568)	$165,102

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(64,583)	$(41,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,499	2,023
Amortization	304	159
Share-based compensation expense	8,411	4,757
Realized loss on available-for-sale debt securities	2,473	—
Unrealized foreign exchange losses (gains)	2,915	(3,206)
Other	16	194
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other operating assets	(11,602)	2,301
Decrease (increase) in non-current operating assets	87	(554)
Decrease in payables and deferred revenue	(24,162)	(10,125)
Net cash used in operating activities	(82,642)	(46,448)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,139)	(21,188)
Acquisition of intangibles	(10)	(266)
Proceeds from disposal of property, plant and equipment	—	550
Maturity of short-term deposits	—	22,857
Investment in short-term deposits	—	(18,000)
Maturity or redemption of marketable securities	70,717	—
Investment in marketable securities	(33,556)	(79,774)
Net cash provided by (used in) investing activities	34,012	(95,821)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs $4,774	—	103,167
Proceeds from exercise of stock options	2,424	31
Net cash provided by financing activities	2,424	103,198

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	4,417	2,429
Net decrease in cash, cash equivalents and restricted cash	(41,789)	(36,642)
Cash, cash equivalents and restricted cash at start of period	88,296	162,796
Cash, cash equivalents and restricted cash at end of period	$46,507	$126,154

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $287.6 million as of June 30, 2018.

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

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the three and six months ended June 30, 2017 and as of December 31, 2017 has not been restated.

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

(d)                      Revenue from contracts with customers

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within ASC 606.  The accounting policy applicable from January 1, 2018 is described below and further details on the transition are available in Note 2(f).  The comparative financial information for the three and six months ended June 30, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the consolidated financial statements included in the Annual Report.

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

The aggregate transaction price consists of an upfront payment of $42,123,000 received in June 2014, development milestones achieved of $53,691,000, an option exercise fee of $26,610,000, which was received in September 2017, and an estimate of variable consideration of $25,544,000.  The variable consideration relates to further milestone payments and the remaining option exercise fee of approximately $13,198,000, which are expected to be received following transition of the NY-ESO program to GSK in July 2018 (see Note 3 for further details).

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

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation.  The Company satisfies the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.  The Company considers that this depicts the progress of the project, where the significant inputs are internal project resource and third-party clinical and manufacturing costs.  The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project.  The Company makes a detailed estimate of the costs-to-complete on an annual basis as part of the Company’s budgeting process, which is re-assessed every reporting period based on the latest project plan and discussions with project teams.  If a change in facts or circumstances occurs, the estimate is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.

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

The timing and amount of milestone payments for the development and transition of the NY-ESO SPEAR T-cell program are intended to be commensurate with the cost and effort involved in achieving the milestones and therefore a contract asset would typically arise.  However, the Company received $26,610,000 of the option exercise fee in September 2017, which will not be recognized as revenue until the commencement of the licenses, with the remaining amount of approximately $13,198,000 payable following transition of the program to GSK in July 2018. The associated revenue will be recognized upon commencement of the license, which occurs later resulting in deferred revenue.

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

(e)                        Share-based compensation

The Company has awarded share options to nonemployees for consultancy services.  Prior to January 1, 2018, these share options were measured at the fair value of the goods/services received or the fair value of the equity instrument issued, whichever was more reliably measured, and then remeasured at the then-current fair values at each reporting date until the share options have vested and recognized as an expense over the requisite service period.  The Company has adopted new guidance with effect from January 1, 2018, which requires that nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. Further details on the transition are available in Note 2(f).

(f)                         New accounting pronouncements

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

The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under previous guidance. The quantitative impacts of the changes on the statement of operations for the three months ended June 30, 2018 are set out below (in thousands):

	Under previous revenue guidance	Adjustment	As reported

Revenue	$3,267	$5,771	$9,038
Operating loss	(34,648)	5,771	(28,877)
Loss before income taxes	(49,514)	5,771	(43,743)
Net loss attributable to ordinary shareholders	(49,616)	5,771	(43,845)
Net loss per ordinary share - Basic and diluted	(0.09)		(0.08)

The quantitative impacts of the changes on the statement of operations for the six months ended June 30, 2018 are set out below (in thousands):

	Under previous revenue guidance	Adjustment	As reported

Revenue	$12,263	$4,971	$17,234
Operating loss	(62,248)	4,971	(57,277)
Loss before income taxes	(69,325)	4,971	(64,354)
Net loss attributable to ordinary shareholders	(69,554)	4,971	(64,583)
Net loss per ordinary share - Basic and diluted	(0.12)		(0.11)

The quantitative impacts of the changes on the balance sheet as of June 30, 2018 are set out below (in thousands):

	Under previous revenue guidance	Adjustment	As reported

Deferred revenue	$30,338	$(13,616)	$16,722
Total current liabilities	55,926	(13,616)	42,310
Total liabilities	59,813	(13,616)	46,197

Accumulated deficit	(301,184)	13,616	(287,568)
Total stockholders’ equity	151,486	13,616	165,102

The quantitative impacts of the changes on the statement of cash flows for the six months ended June 30, 2018 are set out below (in thousands):

	Under previous revenue guidance	Adjustment	As reported

Net loss	$(69,554)	$4,971	$(64,583)
Decrease in payables and deferred revenue	(19,191)	(4,971)	(24,162)

The cumulative effect of adopting the guidance on our financial statements at January 1, 2018 is a credit to opening accumulated losses and corresponding decrease in deferred revenue of $8,645,000.

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

Improvements to Nonemployee Share-Based Payment Accounting

The Company has adopted ASU 2018-07 — Compensation — Stock Compensation  — Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of existing guidance on employee share-based payment transactions to include nonemployee transactions.  Under the simplified guidance, nonemployee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. The guidance has been adopted using a modified-retrospective approach, which requires that unsettled equity-classified awards for which a measurement date has not been established are measured at the adoption date fair value. The guidance did not have a material impact on the Company’s consolidated financial statements.

To be adopted in future periods

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02 - Leases.  The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.  The guidance also makes targeted improvements to align lessor accounting with the lessee accounting model and guidance on revenue from contracts with customers.  The guidance is effective for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early application is permitted.  The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The FASB has also proposed another transition method, which is anticipated to be issued in an ASU shortly, which, in addition to the existing requirements to transition, permits an entity to transition to the new guidance by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods.  The Company’s assessment of the impact of the guidance on its consolidated financial statements is ongoing.  We anticipate that the adoption of the guidance will have a material impact on the Company’s consolidated balance sheet due to the recognition of a lease liability and corresponding right-of-use asset.  We have not finalized the assessment of the amount of the lease liability and right-of-use asset but we anticipate that it will result in the recording of lease assets of approximately $25 million and a corresponding lease liability of approximately $25 million.

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

(g)                                 Related parties

In the three and six months ended June 30, 2017, research and development expenses includes purchases of $178,000 and $780,000 from Immunocore Ltd (“Immunocore”).  As described in Note 2(w) to the consolidated financial statements included in the Annual Report, the Company no longer considered Immunocore to be a related party with effect from January 1, 2018.

Note 3 — Revenue

Revenue from contracts with customers arises from one customer, which is GSK, in one geographic location, which is the United Kingdom.

Revenue comprises the following categories (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2018	2018

Development	$9,038	$17,234
Licenses	—	—
	$9,038	$17,234

The following table shows movements in deferred revenue for the six months ended June 30, 2018 (in thousands):

Deferred revenue
Deferred revenue at January 1, 2018 under previous guidance	$38,735
Cumulative effect of adopting ASC 606	(8,645)
Deferred revenue at January 1, 2018	30,090
Revenue recognized included in the opening deferred revenue	(11,910)
Change in variable consideration	(10,396)
Change in percentage of completion	5,072
Revenue in the period	(17,234)
Amounts invoiced in the period	4,210
Foreign exchange arising on consolidation	(344)
Deferred revenue at June 30, 2018	$16,722

The aggregate amount of the transaction price, excluding variable consideration which is constrained to reduce the consideration to the amount which is probable of being received, allocated to the performance obligations that are unsatisfied (or partially satisfied) as of the end of the reporting period was $42,653,000 at June 30, 2018.  This amount comprises $946,000 of revenue allocated to partially satisfied performance obligations for the NY-ESO program, $39,593,000 of revenue allocated to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program and a further $2,114,000 of revenue allocated to the remaining performance obligations for the PRAME program.

The IND for the NY-ESO program and the responsibility for the NY-ESO program transferred to GSK on July 23, 2018.  Therefore, management anticipates that the revenue allocated to NY-ESO program and the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized in the third quarter of 2018.

The revenue allocated to the PRAME program will be recognized over the next twelve months as the development of the second target, PRAME, progresses.

Note 4 — Other income (expense), net

Other income (expense), net consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Foreign exchange (losses) gains	$(14,022)	$3,289	$(5,605)	$3,718
Losses on redemption or maturity of available-for-sale debt securities	(1,310)	—	(2,473)	—
Other	(74)	(65)	(198)	(64)
	$(15,406)	$3,224	$(8,276)	$3,654

Note 5 — Loss per share

The dilutive effect of 87,434,329 and 67,082,914 stock options outstanding as of June 30, 2018 and 2017, respectively, have been excluded from the diluted loss per share calculation, because they would have an antidilutive effect on the loss per share for the period.

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2018 are as follows (in thousands):

	June 30,	Fair value measurements using
	2018	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Corporate debt securities	$77,688	$77,688	$—	$—
Government bonds	6,028	6,028	—	—
Commercial paper	3,000	—	3,000	—
	$86,716	$83,716	$3,000	$—

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

Note 7 — Available-for-sale debt securities

As of June 30, 2018, the Company has the following investments in available-for-sale debt securities (in thousands):

	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Aggregate estimated fair value
Marketable securities:
Corporate debt securities	3 months to 1 year	$77,820	$—	$(132)	$77,688
Government bonds	3 months to 1 year	6,030		(2)	6,028
Commercial paper	3 months to 1 year	3,000		—	3,000
		$86,850	$—	$(134)	$86,716

In the three and six months ended June 30, 2018, realized losses recognized on the maturity of available-for-sale debt securities of $1,310,000 and $2,473,000, respectively, primarily arising due to foreign exchange movements, were reclassified out of accumulated other comprehensive loss.

As of June 30, 2018 and December 31, 2017, the aggregate fair value of securities held by the Company in an unrealized loss position was $81,714,000 and $125,828,000, respectively, which consisted of 33 and 54 securities, respectively.  One security, with a fair value of $1,400,000 with an unrealized loss of $2,000 has been in an unrealized loss position for more than one year. As of June 30, 2018, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 —Other current assets

Other current assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Corporate tax receivable	$18,605	$11,454
Prepayments	9,059	6,120
Clinical materials	2,993	3,760
Other current assets	1,969	382
	$32,626	$21,716

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued clinical and development expenditure	$11,357	$10,065
Accrued employee expenses	5,419	6,592
VAT	—	5,741
Other accrued expenditure	4,238	4,446
Other liabilities	443	357
	$21,457	$27,201

The Company typically has a receivable for VAT.  As of December 31, 2017, there was a VAT payable due to VAT arising on the milestone payments invoiced to GSK in 2017.

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$2,071	$871	$4,285	$2,229
General and administrative	2,008	1,201	4,126	2,528
	$4,079	$2,072	$8,411	$4,757

There were 1,435,685 and 1,252,176 options over ordinary shares granted in the three months ended June 30, 2018 and 11,430,341 and 20,203,152 options over ordinary shares granted in the six months ended June 30, 2018 and 2017, respectively, with a weighted average fair value of $1.18, $0.42, $0.80 and $0.35, respectively. Additionally, in the three and six months ended June 30, 2018, 151,056 and 6,703,692 options were granted, which have a nominal exercise price (similar to a restricted stock unit (RSU)), with a weighted average fair value of $1.88 and $1.35, respectively.

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

Update on Clinical Pipeline Progress

Wholly owned SPEAR T-cells

We have Phase 1/2 clinical trials ongoing with our wholly owned MAGE-A10, MAGE-A4 and AFP SPEAR T-cells in a total of ten solid tumor types including non-small cell lung cancer (“NSCLC”), head and neck cancer, ovarian, urothelial, melanoma, hepatocellular, esophageal, gastric, synovial sarcoma and myxoid round cell lyposarcoma (“MRCLS”) cancers.

•                  MAGE-A10 SPEAR T-cell

Phase 1 clinical trials are ongoing with our MAGE-A10 SPEAR T-cell in NSCLC, urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. These trials are first-in-human, open-label studies utilizing a modified 3+3 design in up to 28 patients with escalating doses of 100 million (Cohort 1), 1 billion (Cohort 2), and 1.2-6 billion (Cohort 3) transduced SPEAR T-cells to evaluate safety, including dose limiting toxicities (DLTs) followed by a possible expansion phase with doses of up to 10 billion SPEAR T-cells.

The MAGE-A10 SPEAR T-cell has continued to show a favorable safety profile and on July 18, 2018 it was announced that the Safety Review Committee endorsed escalation to the third dose cohort (1.2-6 billion transduced SPEAR T-cells) in both the NSCLC and the triple tumor study (urothelial, melanoma and head and neck cancers).

As of July 18, 2018, eight patients have received 100 million transduced MAGE-A10 SPEART Tcells in the first dose cohorts across both studies, and three patients have received one billion cells in the second cohort of the NSCLC study. No evidence of toxicity related to off-target binding or alloreactivity has been reported. Most adverse events were consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immonutherapies. Additional safety data from the two ongoing MAGE A-10 SPEAR T-cell studies was presented at the American Society of Clinical Oncology (ASCO) annual meeting in June 2018.

Further preliminary data from the MAGE-A10 trials are anticipated during the second half of 2018.

•                  MAGE-A4 SPEAR T-cell

A Phase 1 clinical trial is ongoing in nine tumor indications namely urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS. The addition of the synovial sarcoma and MRCLS indications was announced on June 4, 2018.

The primary objective of the study is to evaluate the safety and tolerability of MAGE-A4 SPEAR T-cell therapy. Additional objectives include anti-tumor activity, persistence of genetically modified cells in the body and evaluation of the phenotype and functionality of genetically modified cells isolated from peripheral blood or tumor post infusion. Multiple sites in the United States are now active and recruiting.

Patients were initially treated with a target dose of 100 million T-cells (safety dose). On June 4, 2018, it was announced that the Safety Review Committee had endorsed dose escalation to treatment with 1 billion MAGE A-4 SPEAR T-cells and treatment of patients at this dose is now ongoing.

Preliminary data is anticipated during 2018.

•                  AFP SPEAR T-cell

We are dosing in a Phase 1, open label, dose escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate in hepatocellular carcinoma (“HCC”). The trial is open in the United States, United Kingdom and Spain. The Phase 1 clinical trial will include a dose escalation to evaluate safety, including dose limiting toxicities (DLTs), followed by expansion of a tolerable dose to further explore safety and initial evidence of anti-tumor activity.

The NY-ESO SPEAR T-cell Program (now transitioned to GSK)

Transition of Program to GSK

The NY-ESO SPEAR T-cell program transitioned to GSK as of July 23, 2018. As a result of the transition, GSK has assumed full responsibility for future research, development, and potential commercialization of the NY-ESO SPEAR T-cell (referred to as GSK3377794  or GSK ‘794 by GSK). Certain transition completion activities remain ongoing and are subject to a further amendment to the GSK Collaboration and License Agreement. Successful continuation of development and subsequent commercialization of GSK ‘794 by GSK will trigger additional payments for development milestones, tiered sales milestones, and mid-single to low double-digit royalties on worldwide net sales.

Background to the NY-ESO SPEAR T-cell program

99 patients were enrolled and treated with the NY-ESO SPEAR T-cell across multiple indications, namely synovial sarcoma, MRCLS, NSCLC, melanoma, multiple myeloma (including in combination with Pembrolizumab) and ovarian cancer prior to transition of the program to GSK.

•                  Synovial Sarcoma and MRCLS:

Enrollment in both the synovial sarcoma and MRCLS trials was completed as of the date of transition of the program to GSK. As of June 2018, data in the synovial sarcoma and MRCLS studies continued to suggest a favorable benefit:risk profile for the NY-ESO SPEAR T-cells. Initial anti-tumor activity was observed across all cohorts, including synovial sarcoma patients with low NY-ESO expression levels. NY-ESO SPEAR T-cells continue to be well-tolerated with myelosuppression and cytokine release syndrome being common adverse events. In both studies, the preliminary data suggests that SPEAR T-cell expansion and persistence correlates with response.

MRCLS

As of transition to GSK, the MRCLS trial was fully enrolled.

Initial data for the MRCLS trial was presented at ASCO in June 2018. As of June 2, 2018 and with eight patients treated, best overall responses as assessed by investigator included three confirmed partial responses, one unconfirmed partial response, three stable disease and one patient awaiting assessment. An overall trend in tumor burden decrease was observed in a majority of patients with the tumor burden decrease across target lesions ranging from 16.9% to 50%. There was one event of cytokine release syndrome (CRS) > Grade 3, which was characterized by fever, hypotension, rash, headache, and supraventricular tachycardia. The CRS resolved six days post-infusion of SPEAR T-cells. There were four serious adverse events reported for three patients including the CRS, two further grade 2 CRS events (both of which resolved) and a grade 2 pleural effusion.

Synovial Sarcoma

As of transition to GSK, all synovial sarcoma cohorts were fully enrolled.

An update on all cohorts from the pilot study of NY-ESO SPEAR T-cells in synovial sarcoma was presented during an oral presentation session at CTOS in November 2017. At that time, of the twelve patients treated in Cohort 1, five were alive with a median predicted overall survival of 120 weeks (~28 months). Confirmed responses were observed across all cohorts as follows:

•                  Cohort 1 (follow-up only; High Flu/Cy, High NY-ESO): 6 /12 (50%) patients

•                  Cohort 2 (ongoing; High Flu/Cy, Low NY-ESO): 3/10 (33%) patients

•                  Cohort 3 (follow-up only; Cy alone, High NY-ESO): 1/5 (20%) patients

•                  Cohort 4 (ongoing; Lower Flu/Cy, High NY-ESO): 4/11 (36%) patients; overall survival was not assessed at the time of this update as the data were not mature enough; progression free survival was 23 weeks at the time

Further data from cohort 1 of the synovial sarcoma trials was presented in Cancer Discovery, an American Association of Cancer Research publication, and announced in June 2018. The paper reported data from cohort 1 of the synovial sarcoma study including a median duration of response of 30.9 weeks (range 13 — 72 weeks), an overall response rate of 50% (6/12 patients) and 60% among the ten patients who received the target dose of at least 1 billion transduced cells. As previously reported there was one confirmed response and five confirmed partial responses seen with the first infusion of SPEAR T-cells. Median progression-free survival (PFS) was 15 weeks (range 8 — 38 weeks) and the estimate of median overall survival was reported to be approximately 120 weeks among the patients in cohort 1.

In addition, at ASCO initial results seen with recent second infusions of SPEAR T-cells in patients were reported. It was reported that of these five recent patients, one patient had a confirmed complete response.

•                  Multiple Myeloma program:

NY-ESO SPEAR T-cells have also been evaluated in multiple myeloma in the context of autologous stem cell transplant (ASCT), and an update in all 25 patients treated in this study was presented during an oral presentation at ASH in December 2017. The NY-ESO SPEAR T-cell therapy demonstrated promising efficacy and acceptable safety in patients. The overall response rate (ORR) at 100 days and one year were 76% and 44% respectively, using International Myeloma Working Group criteria. Three patients remain disease-progression free at 3, 4.5, and 5 years post-treatment. Five of eighteen patients tested were minimal residual disease negative at day 100, and the median duration of response was greater than 12 months. Of the twenty-five patients treated in this study, eleven were alive at data cut-off; the median predicted overall survival was reported as approximately three years.

Enrollment of patients is ongoing in a multiple myeloma combination study with Merck’s anti-programmed death-1 (“PD-1”) inhibitor, KEYTRUDA® (pembrolizumab). GSK will assume responsibility for the continuation of this combination study.

•                  NSCLC program:

In the NSCLC study enrollment has now completed and dosing is ongoing. GSK will assume responsibility for any further development for this indication.

Significant Events in the Three Months Ended June 30, 2018

•                  On April 12, 2018, it was announced that in a planned transition, John Furey would be appointed as an independent Non-Executive Director, and Peter Thompson, M.D., Ph.D., would be stepping down from the Board. Both changes were effective from July 5, 2018.

•                  Updated clinical data were also announced and are covered in the Update on the Clinical Pipeline Progress.

Financial Operations Overview

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the three and six months ended June 30, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the previous accounting guidance.

Revenue

Revenue arises from the GSK Collaboration and License Agreement. The contract consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, and an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

The aggregate transaction price consists of an upfront payment of $42.1 million in June 2014, development milestones achieved of $53.7 million, an option exercise fee of $26.6 million, which was received in September 2017 and an estimate of variable consideration of $25.6 million.  The contract includes a significant amount of variable consideration due to the milestone payments, which the Company is entitled to upon achievement of development milestones and the remaining option exercise fee of approximately $13.2 million which will be received following successful transition of the NY-ESO program to GSK, which are expected to be received following transition of the NY-ESO program to GSK in July 2018.

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

Other (Expense) Income, net

Other (expense) income, net comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.  Our U.K. subsidiary with a pound sterling functional currency holds our investment in marketable securities, which are predominately denominated in U.S. dollars.  The entire change in the fair value of a foreign currency-denominated security, including the change due to foreign exchange, is included in other comprehensive income.

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

Revenue Recognition

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, post-transition activities to finalize the transfer of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, and an exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

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

The determination of whether future milestones are probable requires significant judgment and the impact of a change in the determination of whether a milestone is probable is recognized in the period the judgment is revised.  This can significantly impact the revenue recognized.  In the three and six months ended June 30, 2018, revenue of $7.1 million and $10.3 million, respectively, was recognized due to development milestones becoming probable in the period.  As the development program progresses and the uncertainties underlying the milestones resolve, it is likely that further milestones will become probable.

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

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation.  The Company satisfies the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.  The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project.  The Company makes a detailed estimate of the costs-to-complete on an annual basis as part of the Company’s budgeting process, which is re-assessed every reporting period based on the latest project plan and discussions with project teams, when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  In the three and six months ended June 30, 2018, the estimate of the cost to complete for the performance obligation relating to the development and transition of the NY-ESO SPEAR T-cell program was revised, which resulted in a cumulative adjustment to reduce revenue of $2.1 million and $5.1 million for the three and six months ended June 30, 2018.  Due to the inherent difficulties in determining the cost of completion for development programs, small changes in the cost to complete are likely to occur.

The Company has determined that the performance obligation relating to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program is recognized at a point-in-time, upon commencement of the license, which occurs once transition of the NY-ESO program is completed and all amounts due under the agreement in relation to the NY-ESO program transition are paid.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017, together with the changes to those items (in thousands).

	Three months ended June 30,
	2018	2017	Increase/decrease
Revenue	$9,038	$3,521	$5,517	157%
Research and development expenses	(26,624)	(19,591)	(7,033)	36%
General and administrative expenses	(11,291)	(7,710)	(3,581)	46%
Total operating expenses	(37,915)	(27,301)	(10,614)	39%
Operating loss	(28,877)	(23,780)	(5,097)	21%
Interest income	540	506	34	7%
Other income (expense), net	(15,406)	3,224	(18,630)	(578)%
Loss before income taxes	(43,743)	(20,050)	(23,693)	118%
Income taxes	(102)	(165)	63	(38)%
Loss for the period	$(43,845)	$(20,215)	$(23,630)	117%

Revenue

Revenue increased by $5.5 million to $9.0 million in the three months ended June 30, 2018 compared to $3.5 million for the three months ended June 30, 2017.  Revenue in the three months ended June 30, 2018 was recognized due to the continued performance under the NY-ESO transition program and the PRAME development plan.  The revenue benefited from a change in the estimate of variable consideration of $7.1 million due to additional development milestones being considered probable, which was partially offset by $2.1 million arising due to a change in percentage of completion.

Revenue for the three months ended June 30, 2018 has been recognized under new accounting guidance which is effective January 1, 2018.  Revenue in the comparative period of 2017 has been recognized under the previous guidance.  Revenue in the three months ended June 30, 2018 under the previous guidance would be $3.3 million, compared to $3.5 million for the same period of 2017.

Future revenues will fluctuate depending on the progress of the transition and development program for NY-ESO and development program for the second target, PRAME, which is difficult to predict.  However, the Investigational New Drug Application (“IND”) for the NY-ESO program and the responsibility for the NY-ESO program transferred to GSK on July 23, 2018.  Therefore, we anticipate that $0.9 million of revenue allocated to NY-ESO program and $39.6 million of revenue allocated to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized in the third quarter of 2018.  A further $2.1 million will be recognized over the next twelve months as the development of the second target, PRAME, progresses.

Research and Development Expenses

Research and development expenses increased by 36% to $26.6 million for the three months ended June 30, 2018 from $19.6 million for the three months ended June 30, 2017.  Our research and development expenses comprise the following (in thousands):

	Three months ended June 30,
	2018	2017	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$15,467	$11,234	$4,233	38%
Subcontracted expenditure	12,755	9,590	3,165	33%
Share-based compensation expense	2,071	871	1,200	138%
Reimbursements for research and development tax and expenditure credits	(3,669)	(2,104)	(1,565)	74%
	$26,624	$19,591	$7,033	36%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $7.0 million for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to the following:

•                  an increase of $4.2 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 247 to 317;

•                  an increase of $3.2 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, and an increase in process development relating to manufacturing; and

•                  an increase in share-based compensation expense of $1.2 million;

offset by:

•                  an increase in reimbursements for research and development tax and expenditure credits of $1.6 million.

Our subcontracted costs for the three months ended June 30, 2018 were $12.8 million, compared to $9.6 million in the same period of 2017.  This includes $8.1 million of costs associated with manufacturing for both the NY-ESO SPEAR T-cells and our internal pipeline, including our MAGE-A10 and MAGE-A4 and AFP SPEAR T-cells and $4.7 million of costs associated with clinical trials, including $1.4 million for the NY-ESO SPEAR T-cells.

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

General and Administrative Expenses

General and administrative expenses increased by 46% to $11.3 million for the three months ended June 30, 2018 from $7.7 million in the same period in 2017.

The net increase of $3.6 million was primarily due to an increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals, an increase in costs associated with developing our IT infrastructure, and an increase in other costs to support our growth.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Other Income (Expense), Net

Other income (expense), net was an expense of $15.4 million for the three months ended June 30, 2018 compared to an income of $3.2 million for the three months ended June 30, 2017.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary.  Unrealized foreign exchange losses have increased primarily due to a decrease in our cash balances arising as a consequence of our investment of cash and cash equivalents into marketable securities. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes decreased by 38% to $102,000 for the three months ended June 30, 2018 from $165,000 for the three months ended June 30, 2017 due to the impact of US R&D tax credits.  Income taxes arise in the United States and we incur losses in the United Kingdom.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017, together with the changes to those items (in thousands).

	Six months ended June 30,
	2018	2017	Increase/decrease
Revenue	$17,234	$6,378	$10,856	170%
Research and development expenses	(52,016)	(38,206)	(13,810)	36%
General and administrative expenses	(22,495)	(14,173)	(8,322)	59%
Total operating expenses	(74,511)	(52,379)	(22,132)	42%
Operating loss	(57,277)	(46,001)	(11,276)	25%
Interest income	1,199	746	453	61%
Other income, net	(8,276)	3,654	(11,930)	(326)%
Loss before income taxes	(64,354)	(41,601)	(22,753)	55%
Income taxes	(229)	(396)	167	(42)%
Loss for the period	$(64,583)	$(41,997)	$(22,586)	54%

Revenue

Revenue increased by $10.8 million to $17.2 million in the six months ended June 30, 2018 compared to $6.4 million for the six months ended June 30, 2017.  Revenue in the six months ended June 30, 2018 was recognized due to the continued performance under the NY-ESO transition program and the PRAME development plan.  The revenue benefited from a change in the estimate of variable consideration of $10.4 million due to additional development milestones being considered probable, which was partially offset by $5.1 million arising due to a change in percentage of completion.

Revenue for the six months ended June 30, 2018 has been recognized under new accounting guidance which is effective January 1, 2018.  Revenue in the comparative period of 2017 has been recognized under the previous guidance.  Revenue in the six months ended June 30, 2018 under the previous guidance would be $12.3 million, compared to $6.4 million for the same period of 2017.  The significant increase in revenue compared to the same period of 2017 has arisen due to a reduction in the period over which we are recognizing revenue following GSK’s exercise of the option over the NY-ESO program in September 2017 and additional milestones achieved in the second half of 2017 and the first quarter of 2018 of $14.4 million, which are recognized over the period we are providing services to GSK.

Future revenues will fluctuate depending on the progress of the transition and development program for NY-ESO and development program for the second target, PRAME, which is difficult to predict.  However, the Investigational New Drug Application (“IND”) for the NY-ESO program and the responsibility for the NY-ESO program transferred to GSK on July 23, 2018.  Therefore, we anticipate that $0.9 million of revenue allocated to NY-ESO program and $39.6 million of revenue allocated to the exclusive license to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program will be recognized in the third quarter of 2018.  A further $2.1 million will be recognized over the next twelve months as the development of the second target, PRAME, progresses.

Research and Development Expenses

Research and development expenses increased by 36% to $52.0 million for the six months ended June 30, 2018 from $38.2 million for the six months ended June 30, 2017.  Our research and development expenses comprise the following (in thousands):

	Six months ended June 30,
	2018	2017	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$30,596	$22,485	$8,111	36%
Subcontracted expenditure	25,019	17,295	7,724	45%
Share-based compensation expense	4,285	2,230	2,055	92%
Payments for in-process research and development	—	501	(501)	(100)%
Reimbursements for research and development tax and expenditure credits and government grants	(7,884)	(4,305)	(3,579)	83%
	$52,016	$38,206	$13,810	36%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $13.8 million for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to the following:

•                  an increase of $8.1 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 244 to 309;

•                  an increase of $7.7 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, and an increase in process development relating to manufacturing; and

•                  an increase in share-based compensation expense of $2.1 million;

offset by:

•                  a decrease of $0.5 million in payments made to Universal Cells for in-process research and development; and

•                  an increase in reimbursements for research and development tax and expenditure credits of $3.6 million.

Our subcontracted costs for the six months ended June 30, 2018 were $25.0 million, compared to $17.3 million in the same period of 2017.  This includes $14.8 million of costs associated with manufacturing for both the NY-ESO SPEAR T-cells and our internal pipeline, including our MAGE-A10 and MAGE-A4 and AFP SPEAR T-cells and $10.2 million of costs associated with clinical trials, including $2.7 million for the NY-ESO SPEAR T-cells.

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

General and Administrative Expenses

General and administrative expenses increased by 59% to $22.5 million for the six months ended June 30, 2018 from $14.2 million in the same period in 2017.

The net increase of $8.3 million was primarily due to an increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals, an increase in costs associated with developing our IT infrastructure, and an increase in other costs to support our growth.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Other Income (Expense), Net

Other income (expense), net was an expense of $8.3 million for the six months ended June 30, 2018 compared to an income of $3.7 million for the six months ended June 30, 2017.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary.  Unrealized foreign exchange losses have increased primarily due to a decrease in our cash balances arising as a consequence of our investment of cash and cash equivalents into marketable securities. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes decreased by 42% to $229,000 for the six months ended June 30, 2018 from $396,000 for the six months ended June 30, 2017 due to the impact of US R&D tax credits.  Income taxes arise in the United States and we incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Agreement, government grants and research and development tax and expenditure credits. From inception through to June 30, 2018, we have raised:

•                  $413.3 million, net of issue costs, through the issuance of shares, including $176.0 million raised through our initial public offering in May 2015,  $61.4 million raised through a follow-on public offering in March 2017 and $41.8 million raised through a registered direct offering in April 2017;

•                  $122.4 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;

•                  $2.8 million of income in the form of government grants; and

•                  $13.7 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of June 30, 2018, we had cash and cash equivalents of $42.3 million and Total Liquidity of $129.0 million. We believe that our Total Liquidity and income from GSK upon transition of the NY-ESO program will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through to early 2020.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2018 and 2017 (in thousands).

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(82,642)	$(46,448)
Net cash provided by (used in) investing activities	34,012	(95,821)
Net cash provided by financing activities	2,424	103,198
Cash, cash equivalents and restricted cash	46,507	126,154

Operating Activities

Net cash used in operating activities increased by $36.2 million to $82.6 million for the six months ended June 30, 2018 from $46.4 million for the six months ended June 30, 2017. The increase in cash used in operations was primarily the result of the increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses due to the expansion of our operations.

Net cash used in operating activities of $82.6 million for the six months ended June 30, 2018 comprised a net loss of $64.6 million and a net cash outflow of $35.7 million from changes in operating assets and liabilities, offset by noncash items of $17.7 million.  The noncash items consisted primarily of depreciation expense on plant and equipment of $3.5 million, share-based compensation expense of $8.4 million, a realized loss on sale of marketable securities of $2.5 million and unrealized foreign exchange losses of $2.9 million.

Investing Activities

Net cash used in investing activities of $34.0 million for the six months ended June 30, 2018 and net cash provided by investing activities of $95.8 million for the six months ended June 30, 2017, consisted of:

•                  purchases of property and equipment of $3.1 million and $21.2 million for the six months ended June 30, 2018 and 2017, respectively;

•                  cash outflows from investment in marketable securities of $33.6 million and $79.8 million for the six months ended June 30, 2018 and 2017, respectively, and cash inflows from maturity or redemption of marketable securities of $70.7 million for the six months ended June 30, 2018; and

•                  investment in short-term cash deposits with maturities greater than three months but less than 12 months of $22.8 million and cash inflows from maturity of short-term deposits of $18.0 for the six months ended June 30, 2017.

Financing Activities

Net cash from financing activities of $2.4 million in the six months ended June 30, 2018, consisted of proceeds from share option exercises, and net cash from financing activities for the six months ended June 30, 2017 of $103.2 million consisted of proceeds from a follow-on public offering of ADSs of $61.4 million in March 2017 and proceeds of $41.8 million from a registered direct offering in April 2017.

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$42,312	$84,043
Marketable securities	86,716	124,218
Total Liquidity	$129,028	$208,261

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

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have not been any material changes to our contractual obligations in the six months ended June 30, 2018.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Annual Report on Form 10-K. There have been no material changes in the six months ended June 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  As a consequence of the new guidance, the Company implemented several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments and the pattern of performance of the performance obligation in the quarter ended March 31, 2018.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2018, we were not a party to any material legal proceedings.

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

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our SPEAR T-cells (including the NY-ESO SPEAR T-cell), including engaging in activities to manufacture and supply our SPEAR T-cells for clinical trials in compliance with current good manufacturing practice, or cGMP, conducting clinical trials of our SPEAR T-cells, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells.

For the years ended December 31, 2017 and 2016 and six months ended December 31, 2015 and the year ended June 30, 2015, we incurred net losses of $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of June 30, 2018, we had accumulated losses of $287.6 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving GSK milestones (for both the NY-ESO program, the PRAME program and any future SPEAR T-cell programs under the collaboration and license agreement with GSK) and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

We have never generated any revenue from sales of our SPEAR T-cells and our ability to generate revenue from sales of our SPEAR T-cells and become profitable depends significantly on our success in a number of factors.

We have no SPEAR T-cells approved for commercial sale, have not generated any revenue from sales of our SPEAR T-cells (including the NY-ESO SPEAR T-cell), and do not anticipate generating any revenue from sales of our SPEAR T-cells until some time after we receive regulatory approval, if at all, for the commercial sale of a SPEAR T-cell. We intend to fund future operations through milestone payments under our collaboration and license agreement with GSK and through additional equity financings or other third party collaborations. Our ability to generate revenue and achieve profitability depends on our success in many factors, including:

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

•                  demonstrating a favorable benefit (efficacy parameters): risk (safety) for our SPEAR T-cellsand the NY-ESO SPEAR T-cell that translate into a differentiated product of value for patients;

•                  obtaining data from clinical trials which are ongoing for SPEAR T-cells other than the NY-ESO SPEAR T-cell;

•                  obtaining regulatory approvals and marketing authorizations for our SPEAR T-cells and the NY-ESO SPEAR T-cell for which we or our collaborator complete clinical trials;

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

Even if one or more of the SPEAR T-cells is approved for commercial sale whether by us or by a collaborator, we anticipate incurring significant costs associated with commercializing any approved SPEAR T-cell. Our expenses could increase beyond expectations if the FDA or any other regulatory agency requires changes to our manufacturing processes or assays, or for us to perform preclinical programs and clinical or other types of trials in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more SPEAR T-cells, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the SPEAR T-cell, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales or supplies of such SPEAR T-cells, even if approved. If we are not able to generate revenue from the sale of any approved SPEAR T-cells, we may never become profitable.

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

As of June 30, 2018, we had $42.3 million of cash and cash equivalents and $86.7 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration (for example, completion of post-transition NY-ESO program activities and nomination of any further targets under the collaboration), may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Risks Related to the Development of Our SPEAR T-cells

Our business is highly dependent on the NY-ESO SPEAR T-cell and our existing SPEAR T-cell candidates including the MAGE-A10 SPEAR T-cell, MAGE-A4 SPEAR T-cell and AFP SPEAR T-cell, which will require significant additional clinical testing before we can seek regulatory approval and begin commercialization of any of our SPEAR T-cells.

There is no guarantee that any SPEAR T-cells will achieve regulatory approval or proceed to the next stage of clinical programs. The process for obtaining marketing approval for any candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval, if at all.

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

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future SPEAR T-cells, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required. For example, the FDA issued a partial clinical hold for our proposed MRCLS trial with NY-ESO following review of the IND submitted for the trial. The FDA notification was not based on safety concerns. In our correspondence the FDA requested additional Chemistry Manufacturing and Controls, or CMC, and clinical information prior to the commencement of the proposed trial. An amendment to the ADP-0011-007 protocol for the trial was filed with the FDA which converted the trial into a pilot trial (rather than the previously proposed pivotal trial design with a futility phase) and this amended protocol was approved by the FDA resulting in a lift of the partial clinical hold. The start of the MRCLS trial was delayed as a result of the FDA issued partial clinical hold and there is no guarantee that any later MRCLS pivotal trial or further SPEAR T-cell trial will be approved by the FDA.

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

Cross-reactivity or allo-reactivity (binding to peptides presented on other HLA types) could also occur where the affinity-enhanced engineered TCR contained within any SPEAR T-cell binds to peptides presented by HLAs other than the HLA type for which the relevant TCR was developed. We have developed a preclinical screening process to identify allo-reactivity risk. Where any allo-reactivity risk is identified, patients with the allo-reactive alleles will be excluded from the trial. Any allo-reactivity or other cross-reactivity that impacts patient safety could materially impact our ability to advance our SPEAR T-cells into clinical trials or to proceed to market approval and commercialization. In addition, there is no guarantee that exclusion of patients with the identified allo-reactive allele will successfully eliminate the risk of allo-reactivity, and serious side effects for patients may still exist. Given that the underlying technology platform, manufacturing process and development process are similar for all of our SPEAR T-cells, issues pertaining to allo-reactivity for one SPEAR T-cell may impact our ability or our collaborator’s ability to obtain regulatory approval for other SPEAR T-cells undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

Our T-cell therapy, which is a type of cell therapy that uses gene therapy technology, represents a novel approach to cancer treatment that could result in heightened regulatory scrutiny, delays in clinical development, or delays in our or our collaborator’s ability or inability to achieve regulatory approval or commercialization of SPEAR T-cells.

Use of any SPEAR T-cells to treat a patient requires the use of gene therapy technology, which involves combining a patient’s T cells with our lentiviral delivery vector containing the gene for our affinity-enhanced engineered TCR. This is a novel treatment approach that carries inherent development risks. We are therefore constantly evaluating and adapting our SPEAR T-cells following the results obtained during development work and the clinical programs. Further development, characterization and evaluation may be required, depending on the results obtained, in particular where such results suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to our SPEAR T-cells to improve safety or effectiveness, may delay the clinical program, regulatory approval or commercialization, if approved at all, of any SPEAR T-cell. Consequently, this may have a material impact on our ability to receive milestone payments and/or generate revenue from our SPEAR T-cells.

In addition, given the novelty of SPEAR T-cells, the end users and medical personnel require a substantial amount of education and training in their administration of SPEAR T-cells. Regulatory authorities have very limited experience with commercial engineered cell therapies and SPEAR T-cells for the treatment of cancer. As a result, regulators may be more risk adverse or require substantial dialogue and education as part of the normal regulatory approval process for each stage of development of any SPEAR T-cell. To date, only a limited number of gene therapy products have been approved in the United States and European Union. Consequently, it is difficult to predict and evaluate what additional regulatory hurdles may apply to the development of our SPEAR T-cells and whether additional investment, time or resources will be required to overcome any such hurdles.

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

In addition, results seen in third party clinical trials using other cell therapy products, for example CAR-T products, or in clinical trials conducted by our collaborators may impact on the further advancement of our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the type and severity of neurotox events observed with CD19-directed CAR-T cell treatments, in particular the fatal events observed in the NCT02535364 trial, occur with our SPEAR TCRs (including the NY-ESO SPEAR T-cell). However there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required.

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

Development of a pharmaceutical or biologic therapy or product has inherent risks based on differences in patient population and responses to therapy and treatment. The mechanism of action and impact on other systems and tissues within the human body following administration of SPEAR T-cell is not completely understood, which means that we cannot predict the long-term effects of treatment with SPEAR T-cells (whether by us or a collaborator). In addition it is not possible for any pre-clinical safety package to completely identify all potential safety risks.

We are aware that certain patients do not respond to our SPEAR T-cells (including the NY-ESO SPEAR T-cell) and that other patients may relapse or cease to present the peptide being targeted by such SPEAR T-cells. The percentage of the patient population in which these events may occur is unknown, but the inability of patients to respond and the possibility of relapse may impact our or our collaborator’s ability to conduct clinical trials, to obtain regulatory approvals, if at all, and to successfully commercialize any SPEAR T-cell.

Clinical trials and the investigator-initiated clinical trials using the NY-ESO TCR therapeutic are still in the early stages, and it is difficult to predict the results that will be obtained by our collaborator in ongoing clinical trials or the next phase or phases of any clinical program. Our SPEAR T-cells have not previously been tested in combination clinical trials, for example use in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma. It is difficult to predict the way in which SPEAR T-cells will interact with third-party products used in combination clinical trials. Data seen in other combination trials with KEYTRUDA has resulted in certain combination trials with KEYTRUDA being placed on clinical hold by the FDA. We do not, as yet know, whether similar negative side effects will be seen using KEYTRUDA in combination with the NY-ESO T-cell therapy. Any undesirable side effects seen in combination trials may affect our ability or our collaborator’s ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our or our collaborator’s ability to continue with and obtain regulatory approval for SPEAR T-cell therapies alone.

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent any SPEAR T-cells from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death.  The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. Serious adverse events seen with other immunotherapy products, such as the severe neurotox events observed with CD19-directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment.  Symptoms in any given subject would be dependent on the location and other characteristics of their tumor.  For example, subjects with lung tumors may experience dyspnea.  Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses.  These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe and require medical intervention.

Common and more severe adverse events as of  September 5, 2017 considered by investigators to be at least possibly related to administration of our SPEAR T-cells (including the NY-ESO SPEAR T-cell) include: fever, fatigue, chest pain, nausea, diarrhea, enterocolitis, anemia, leukopenia, neutropenia, febrile neutropenia, lymphopenia, thrombocytopenia, bone marrow failure, dehydration, hyponatremia, ALT increased, rhabdomyolysis,  rash, acute inflammatory demyelinating polyradiculoneuropathy, dyspnea, hypoxia, pneumonitis, respiratory failure, pericardial effusion, supraventricular tachycardia, hypotension, embolism, CRS (including grade 3 and 4 events which resolved with treatment), and graft versus host disease (GVHD). There has been one report of fatal (grade 5) bone marrow failure, which was considered related to the study treatment regimen (preconditioning plus SPEAR T-cell). Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure. To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, enterocolitis and diarrhea have been reported in other SPEAR T-cell studies.

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

Because administration of SPEAR T-cells is patient-specific, the process requires careful handling of patient-specific products and fail-safe tracking, namely the need to ensure that the tracking process is without error and that patient samples are tracked from patient removal, through manufacturing and re-administration to the same patient. Should the tracking process fail, whether at our own facility, a third party facility or at any point in the manufacturing and supply process, a patient could receive another patient’s T-cells resulting in a patient fatality. We will need to invest in systems, such as bar coding, to ensure fail safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in a patient fatality if a patient receives another patient’s T-cells. This risk may be increased where SPEAR T-cells are used in clinical programs that we do not control or sponsor and, should an error be made in the administration of our SPEAR T-cells in such clinical programs, this could affect the steps required in our own clinical programs and manufacturing process requiring the addition of further tracking mechanisms to ensure fail-safe tracking. The tracking systems required to ensure safe patient administration may also require increased administration to satisfy other regulatory requirements, for example data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

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

Our SPEAR T-cells (including the NY-ESO SPEAR T-cell) and their potential associated risks are still under investigation. For example, there is a potential risk that, given that the TCR chains are produced separately and then assembled within patient T cells into full TCRs, the TCR chains from both transduced and naturally occurring T cells could be assembled into an unintended end TCR due to mis-pairing of TCR chains, which could create unknown recognition and cross-reactivity problems within patients. Although this phenomenon has not been reported in humans, it remains a theoretical risk for our SPEAR T-cells and is still being studied and investigated. This could delay regulatory approval, if any, for the relevant SPEAR T-cells. To the extent that any mis-pairing of TCR chains is identified, either in our or our competitors’ clinical trials, additional investment may be required in order to modify relevant SPEAR T-cells and to further assess and validate the risk of such mis-pairing to patients. There is also no guarantee that following modification of the relevant SPEAR T-cell, such modified SPEAR T-cell will remain suitable for patient treatment, that it will eliminate the risk of mis-pairing of TCR chains or that regulatory approval will be obtained at all or on a timely basis in relation to such modified SPEAR T-cells. The occurrence of such events would significantly harm our business, prospects, financial condition and results of operations.

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

In addition, there is no guarantee that our attempts to develop further SPEAR T-cells will result in candidates for which the safety and efficacy profiles enable progression to and through preclinical testing. Failure to identify further candidates for progression into preclinical testing and clinical programs will significantly impact our commercial returns, increase our reliance on the success of our existing SPEAR T-cell programs and may significantly harm our business, prospects, financial condition and results of operations. If resources become limited or if we fail to identify suitable target peptides, TCRs or affinity-enhanced TCRs, our ability to submit INDs for further SPEAR T-cells may be delayed or never realized, which would have a materially adverse effect on our business. We have multiple research projects ongoing both internally and with third parties, for example Universal Cells, Inc. and Bellicum, Inc. The outcomes of these research projects are uncertain and such research projects may or may not generate next generation SPEAR T-cells with profiles suitable for further development or progression into clinical trials.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we or our collaborators will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for most of our clinical trials. For example, it has taken longer to recruit patients into our NSCLC trials with both the NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell due to the low percentage expression of peptide antigen seen in the patient populations at the relevant clinical trial sites. With the NY-ESO SPEAR T-cell, presentation of the antigen occurs predominantly in certain sub-types of NSCLC and additional clinical sites may need to be initiated in order to identify patients with those certain NSCLC sub-types. With MAGE-A10, presentation of the peptide antigen is seen in a lower number of patients than anticipated and with our AFP SPEAR T-cells recruitment of patients remains difficult due to the nature of the patient population targeted for the trial. This has delayed recruitment of patients into trials and has resulted in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. For example, initial results from current Phase 1/2 clinical trials with the NY-ESO SPEAR T-cell have suggested that fludarabine is required as part of any patient pre-conditioning regimen. This has required amendment to protocol designs, which did not previously include fludarabine, to include fludarabine.

Our and our collaborator’s clinical trials will compete with other clinical trials that are in the same therapeutic areas as our SPEAR T-cells, which will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we will conduct some of our clinical trials at the same clinical trial sites where competing trials are ongoing, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our SPEAR T-cells represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression. In addition, in relation to any indication, the standard of care for patients in that indication may change or further develop meaning that clinical sites are no longer prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. For example, the standard of care in melanoma has changed since the start of our clinical trials in melanoma with the NY-ESO SPEAR T-cell and as a result the clinical trial has been halted due to anticipated unavailability of patients. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a SPEAR T-cell through clinical trials.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result, and have resulted in, increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our and our collaborator’s ability to advance the development of our SPEAR T-cells.

Comparability studies related to the manufacturing of any SPEAR T-cells may be required ahead of any pivotal trial start date or ahead of use in the European Union or alternatively in connection with any changes made to our manufacturing process. The requirement to carry out such comparability studies may delay the uptake of any changed process, start of any pivotal trial or use of the relevant SPEAR T-cells in Europe. If the results from the comparability studies are not acceptable, this may further delay the start of such trials or changed process and require re-evaluation of the process used to manufacture of such SPEAR T-cells. For example, comparability studies are ongoing in relation to changes made to the process for manufacture of the NY-ESO SPEAR T-cells. The results from these comparability studies may impact the start date for any registrational study or impact what data can be used for any marketing application for the NY-ESO SPEAR T-cells. Failure in such comparability studies may also impact other studies in which the modified process is already being used.

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

We expect that, for all SPEAR T-cells, the FDA and similar regulatory authorities outside of the United States will require the development and regulatory approval of a companion diagnostic assay as a condition to approval. We also expect that the FDA may require PMA supplemental approvals for use of that same companion diagnostic as a condition of approval of additional SPEAR T-cells. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions.

If we or our collaborators, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with any SPEAR T-cells, or are unable to obtain regulatory approval or experience delays in either development or obtaining regulatory approval, we may be unable to identify patients with the specific profile targeted by the relevant SPEAR T-cells for enrollment in our clinical trials. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability or our collaborators’ ability to conduct further clinical trials or obtain regulatory approval.

Manufacturing and administering SPEAR T-cells is complex and we and our collaborators may encounter difficulties in production, particularly with respect to process development or scaling up of manufacturing capabilities. If we or our collaborators encounter such difficulties, our or our collaborators’ ability to provide supply of our SPEAR T-cells for clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing and administering SPEAR T-cells is complex and highly regulated. The manufacture of SPEAR T-cells involves complex processes, including manufacture of a lentiviral delivery vector containing the gene for our affinity-enhanced engineered TCR. Administration of SPEAR T-cells includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce.

Delays or failures in the manufacture of  SPEAR T-cells (whether by us, any collaborator or our third party contract manufacturer) can result in a patient being unable to receive their SPEAR T-cells or a requirement to re-manufacture SPEAR T-cells which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

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

•                  Variations in patient starting material resulting in less product than expected or product which is not viable or can not be manufactured;

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

•                  Loss of or close-down of any manufacturing facility used in the manufacture of SPEAR T-cells. For example we will be manufacturing MAGE-A10 and MAGE-A4 SPEAR T-cells at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for the MAGE-A10 and MAGE-A4 SPEAR T-cells within the timescales required for ongoing clinical trials;

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

The requirements for manufacture and supply of SPEAR T-cells for clinical trials in Europe have additional complexities and the manufacture and supply of SPEAR T-cells is raising issues which have not previously been regulated or observed by the relevant regulatory authorities. For example, supply of SPEAR T-cells for European clinical trials will either require manufacture of SPEAR T-cells in the United States or use of a new CMO in Europe. Where manufacture continues in the United States, there is a need to transfer patient product from clinical sites in Europe to the manufacturer in the United States, for the patient product to be converted into our end SPEAR T-cell product and then for that SPEAR T-cell product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point in the supply and manufacturing chain. Any inability to set up acceptable manufacturing and supply chains to enable treatment of patients in Europe could result in a delay to those trials starting in Europe or could result in a delay in patient treatment, requirement to re-apherese a patient or a requirement to re-manufacture patient material.

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, loss of product, and timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. In addition, we may ultimately be unable to reduce the expenses associated with our SPEAR T-cells to levels that will allow us to achieve a profitable return on investment. We have entered into an alliance with Universal Cells, Inc. that, if successful, will enable us to treat patient populations with an off-the-shelf product. However, there is no guarantee that the research program with Universal Cells, Inc. will be successful, will be carried out within the timescales currently anticipated or that even if successful it will result in a SPEAR T-cell that can be used to treat patients or that such SPEAR T-cell will allow us to achieve a profitable return on investment.

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

The outcome of clinical trials is uncertain and clinical trials may fail to demonstrate adequately the safety and efficacy of any SPEAR T-cells which would prevent or delay regulatory approval and commercialization.

There is a risk in any clinical trial (whether sponsored by us, a collaborator. or investigator-initiated) that side effects from SPEAR T-cells will require a hold on, or termination of, clinical programs or further adjustments to clinical programs in order to progress any SPEAR T-cell. The SPEAR T-cells are novel and unproven and regulators will therefore require evidence that the SPEAR T-cells are safe before permitting clinical trials to commence and evidence that the SPEAR T-cells are safe and effective before granting any regulatory approval. In particular, because our SPEAR T-cells are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in each target indication. The SPEAR T-cell must demonstrate an acceptable benefit:risk profile in its intended patient population and for its intended use. The benefit:risk profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of the SPEAR T-cells will not be sufficient to obtain regulatory approval unless we or our collaborators can also show an adequate duration of response.

The regulatory authorities (including the FDA) may issue a hold on our or our collaborators’ clinical trials as a result of safety information and data obtained in third party clinical trials or in relation to third party products. For example, safety concerns have been reported in combination trials with KEYTRUDA which resulted in clinical holds to those combination trials. The clinical holds to such trials have not, as yet, impacted our own combination study with KEYTRUDA in multiple myeloma but there is no guarantee that the FDA or other regulatory authorities will not issue a similar hold in relation to our combination trials as data continues to emerge. Any such hold will require addressing by the us and our collaborators and will inevitably delay progression of the clinical trials concerned, if such clinical trials progress at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than might be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in our ovarian cancer trial with the NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T cells that constituted nearly 100% of the peripheral blood at day 14. This level of cytokine release syndrome had not been seen in previous patients from trials using the NY-ESO SPEAR T-cell. As another example, in both the European investigator-initiated clinical program in gastro-esophageal cancer and in our own sponsored synovial sarcoma trial there has been one patient death considered to be related to treatment according to the investigator.

We expect there may be greater variability in results for SPEAR T-cells which are administered on a patient-by-patient basis than for “off-the-shelf” products, like many other biologics. There is typically an extremely high rate of attrition from the failure of any products proceeding through clinical trials. SPEAR T-cells in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical programs and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most biologic candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We cannot therefore guarantee that we will be successful in obtaining the required efficacy and safety profile from the performance of any of our clinical programs.

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

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we or our collaborators do. Accordingly, more trials may be required before we can submit any SPEAR T-cell for regulatory approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our SPEAR T-cells. We cannot predict whether any SPEAR T-cells will satisfy regulatory requirements at all or for indications in which such SPEAR T-cells are currently being evaluated as part of any clinical programs.

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

Where any SPEAR T-cell has undesirable side effects, regulatory approval for such therapeutic may be delayed or suspended, or alternatively may be restricted to particular disease indications or states that are more limited than desirable. This could result in the failure of any products reaching the market or a reduction in the patient population for which any SPEAR T-cell can be used.

Common and more severe adverse events as of   September 5, 2017 considered by investigators to be at least possibly related to administration of SPEAR T-cells (including the NY-ESO SPEAR T-cell) include: fever, fatigue, chest pain, nausea, diarrhea, enterocolitis, anemia, leukopenia, neutropenia, febrile neutropenia, lymphopenia, thrombocytopenia, bone marrow failure, dehydration, hyponatremia, ALT increased, rhabdomyolysis,  rash, acute inflammatory demyelinating polyradiculoneuropathy, dyspnea, hypoxia, pneumonitis, respiratory failure, pericardial effusion, supraventricular tachycardia, hypotension, embolism, CRS  (including grade 3 and 4 events which resolved with treatment), and graft versus host disease (GVHD). There has been one report of fatal (grade 5) bone marrow failure, which was considered related to the study treatment regimen (preconditioning plus SPEAR T-cell). Internal investigations have not identified a mechanism by which NY-ESO SPEAR T-cells may have caused bone marrow failure.   To date, GVHD, impacting the skin and gastrointestinal tract, has only been reported in our myeloma study involving autologous stem cell transplants (ASCT).  Although GVHD is a known complication of ASCT, symptoms such as rash, enterocolitis and diarrhea have been reported in other SPEAR T-cell studies.

In our SPEAR T-cell trials, CRS has been reported in subjects. A subset of these reported CRS events have been Grade 3 or 4 in severity. Subjects with more severe CRS symptoms have generally responded to treatment with the anti-IL6R antibody, tocilizumab. All Adaptimmune protocols now allow for use of tocilizumab for treatment of cytokine release syndrome.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response. In addition to our Company sponsored clinical programs, the NY-ESO TCR therapeutic has also been used in an investigator-initiated clinical program funded by the European Union, referred to as the ATTACK 2 program. The therapy, which was produced under a different manufacturing process than Adaptimmune’s NY-ESO TCR therapy, was being evaluated for the treatment of patients with advanced gastro-esophageal cancer for the first time. To date, two patients have been treated under this protocol, one of whom passed away 46 days after initial treatment. Said patient experienced enterocolitis and bone marrow failure followed by fatal gangrenous gastrointestinal necrosis and hemorrhage. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality. The investigator determined there was a reasonable possibility that these events were caused by study treatment. Enrollment in the trial was temporarily paused pending investigation of the patient fatality but an independent data monitoring committee has since recommended that recruitment can resume following a protocol amendment. Despite this, the study is expected to terminate and is not currently recruiting.

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

Use of SPEAR T-cells in combination with other third party products or therapies, for example use in combination with Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma may increase or exacerbate side effects that have been seen with our SPEAR T-cells alone or may result in new side effects that have not previously been identified with our SPEAR T-cells alone. SPEAR T-cells have not previously been used in any combination clinical trials. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for SPEAR T-cell therapies alone. Adverse events seen in subjects in other clinical trials using the same combination product, for example other clinical combination trials using Merck’s PD-1 inhibitor, KEYTRUDA® (pembrolizumab), may affect our ability to progress our own combination trial, resulting in pausing or holding of recruitment or require changes to be made to the protocol to the clinical trial. Merck has recently announced that the FDA has determined that the data available at the present time indicate that the risks of KEYTRUDA plus pomalidomide or lenalidomide outweigh any potential benefit for patients with multiple myeloma. All patients enrolled in KEYNOTE-183 and KEYNOTE-185 combination studies and those in the KEYTRUDA/lenalidomide/dexamethasone cohort in KEYNOTE-023 will discontinue investigational treatment with KEYTRUDA. This clinical hold does not currently apply to other studies with KEYTRUDA.

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

In particular, eligible patients must be screened for the target peptide and HLA type, which may reduce the number of patients who can be recruited for any clinical program. For example, low target peptide expression levels in the NY-ESO SPEAR T-cell and MAGE-A10 SPEAR T-cell programs affected speed of patient recruitment. The ability to administer SPEAR T-cells to patients in accordance with set protocols for the clinical trials and the results obtained depends on patient participation for the duration of the clinical trial, which many of these patients are unable to do because of their late-stage cancer and limited life expectancy.

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

We or our collaborators may find it difficult to enroll patients in our clinical trials. For example, in our Phase 1/2 melanoma trial with the NY-ESO SPEAR T-cell, there was a delay in enrollment as a result of competition from other emerging therapies. Identifying and qualifying patients, including testing of patients for appropriate target peptides and HLA type, to participate in clinical trials of our SPEAR T-cells are critical to our success. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. The timing of clinical trials depends on the speed at which we or our collaborators can recruit patients to participate in testing of the SPEAR T-cells. If patients are unwilling to participate in trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, negative results seen in competitive third party clinical trials utilizing similar cell therapy products, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve sufficient diversity in a given trial in order to complete our clinical trials in a timely manner. Successful execution of patient treatment and assessment of outcomes is affected by several factors including:

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

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the SPEAR T-cell’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For example, in relation to the NY-ESO SPEAR T-cell in synovial sarcoma, the FDA requested certain additional information be made available as part of the Company’s application to conduct a pivotal study in synovial sarcoma, including a requirement to assess comparability between the manufacturing process used for the initial synovial sarcoma trials and the commercial-ready manufacturing process intended to be used in pivotal trials. The FDA also recommended that we file a SPA in relation to the design of the pivotal study.  Such requirements and requests for additional information can delay the start of any pivotal or other trial and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any trial whether from our collaborators for the NY-ESO SPEAR T-cells or from us for other SPEAR T-cells.

We or our collaborators could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our SPEAR T-cells in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, a collaborator, the sponsor of an investigator-initiated trial, IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a SPEAR T-cell, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we or our collaborators experience termination of, or delays in the completion of, any clinical trial of our SPEAR T-cells, the commercial prospects for our SPEAR T-cells will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

We obtained breakthrough therapy status for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. Following exercise of the option over the NY-ESO SPEAR T-cell program by GSK, it is not known whether such breakthrough therapy status will continue or whether GSK will apply for and obtain any accelerated approval for the NY-ESO SPEAR T-cell. In addition, depending on the data that is obtained by us in our current and future clinical trials for our wholly owned SPEAR T-cells, we may seek breakthrough therapy or fast track designation or accelerated approval from the FDA for our SPEAR T-cells and equivalent accelerated approval procedures in other countries. However, given the novel nature of our SPEAR T-cells, it is difficult for us to predict or guarantee whether the FDA or other regulatory authorities will approve such requests or what further clinical or other data may be required to support an application for such accelerated approval procedures.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the SPEAR T-cells involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical programs and clinical trials that will be required for regulatory approval varies depending on the SPEAR T-cell, the disease or condition that the SPEAR T-cell is designed to address, and the regulations applicable to any particular SPEAR T-cell. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a SPEAR T-cell’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. In addition, approval of our SPEAR T-cells could be delayed or refused for many reasons, including the following:

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;

•                  we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk: benefit profile for any of their proposed indications;

•                      the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;

•                  the data collected from clinical trials of SPEAR T-cells may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•                  our manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our SPEAR T-cells; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

It is possible that no SPEAR T-cells will ever obtain the appropriate regulatory approvals necessary to commercialize the TCR therapeutics. Any delay in obtaining, or failure to obtain, required approvals would materially adversely affect our ability to generate revenue from the particular SPEAR T-cell, which would result in significant harm to our business.

Obtaining and maintaining regulatory approval of our SPEAR T-cells in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our SPEAR T-cells in other jurisdictions.

Obtaining and maintaining regulatory approval of our SPEAR T-cells in one jurisdiction does not guarantee that we or our collaborators will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a SPEAR T-cell, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the SPEAR T-cell in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical programs or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a SPEAR T-cell must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we or our collaborators intend to charge for SPEAR T-cells is also subject to approval.

We or our collaborators may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of SPEAR T-cells with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our SPEAR T-cells in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our SPEAR T-cells will be harmed.

We plan to seek breakthrough therapy or fast track designations and may pursue accelerated approval for some or all of our current SPEAR T-cells, but we may be unable to obtain such designations or, in the case of NY-ESO, maintain its breakthrough therapy designation or, obtain or maintain the benefits associated with such designations.

We obtained breakthrough therapy status in the United States and Europe for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. We may seek breakthrough therapy or fast track designations for our other SPEAR T-cells in the United States or equivalent regulations elsewhere in the world.

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

We or our collaborators may not be able to obtain or maintain orphan drug exclusivity for our SPEAR T-cells.

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

Orphan drug designation for the NY-ESO SPEAR T-cell for the treatment of soft tissue sarcoma was granted by the FDA in March 2016. Some of our other SPEAR T-cells or the indications which our SPEAR T-cells are used to treat may be eligible for orphan drug designation. In the United States, under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition. Such diseases and conditions are those that affect fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages in-lieu of R&D tax credits and user-fee waivers. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug.

Orphan drug designation for the NY-ESO SPEAR T-cell for the treatment of soft tissue sarcoma, a solid tumor cancer has also been granted by the European Union. Orphan drug designation provides certain regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union, and where no satisfactory treatment is available. The designation provides incentives for companies seeking protocol assistance and scientific advice from the EMA during the product development phase and a 10-year period of marketing exclusivity in the European Union following product approval.

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

The production of SPEAR T-cells is highly regulated and subject to constant inspection. The regulatory environment may also change from time to time. Any failure to comply with regulatory requirements, whether in the United States or in other countries in which our SPEAR T-cells are supplied, may result in investigation by regulatory authorities, suspension of regulatory authorizations and, as a result, suspension of clinical programs or ability to supply any of our SPEAR T-cells and potentially significant fines or other penalties being imposed in relation to any breach. Any failure may also harm our reputation and impact our ability going forward to obtain regulatory approvals for other SPEAR T-cells or require us to undertake additional organizational changes to minimize the risk of further breach. A failure to comply may apply to any part of our business, for example to the processes used for manufacture of our SPEAR T-cells (including the reliability of the process) or to the processes used for treatment of patients (including tracking of patient product and supply of patient specific product).

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

Risks Related to the Commercialization of Our SPEAR T-cells

The market opportunities for SPEAR T-cells may be limited to those patients who have failed prior treatments.

Initial approval of new cancer therapies may be limited to what is referred to as third-line use. Third-line treatment is the third type of treatment following initial, or first-line, treatment and second-line treatment, which is given when first-line treatment does not work or ceases working. However, cancer therapies may be used from the point at which cancer is detected in its early stages (first line) onward. Whenever the first-line therapy fails or the process is unsuccessful, second-line therapy may be administered, such as additional rounds of chemotherapy, radiation and antibody drugs or a combination of these treatments. If second-line therapies fail, patients are generally given the opportunity to receive third-line therapies, which tend to be more novel therapies. Our and our collaborators current clinical trials generally require that patients have received chemotherapy prior to enrollment. Depending upon the outcome of current trials, we or our collaborators may conduct future clinical trials using SPEAR T-cells for first-line therapy, but there can be no guarantee that clinical trials will be approved or that if approved such trials will lead to regulatory approval. If SPEAR T-cells only receive third-line or second-line approval, the patient population to which we or our collaborators can supply our SPEAR T-cells will be significantly reduced, which may limit commercial opportunities.

In addition, our patient population may be derived from those who have previously failed checkpoint therapy, which may result in tumor resistance mechanisms which also impart resistance to SPEAR T-cell therapies.

Our estimates of the patient population that may be treated by SPEAR T-cells is based on published information. This information may not be accurate in relation to SPEAR T-cells and our estimates of potential patient populations could therefore be much higher than those that are actually available or possible for commercialization.

In addition, these estimates are based on assumptions about the number of eligible patients which have the peptide and HLA type targeted by the SPEAR T-cells. Different patient populations will present different peptides according to their specific HLA type. HLA types vary across the patient population and, due to this variability, any therapy will initially only be suitable for treatment of patients expressing the particular HLA type presenting the relevant peptide. Current SPEAR T-cells have been developed for patients who are HLA A2 which will reduce the size of the patient population that can be treated unless we develop and we or our collaborators receive regulatory approval for SPEAR T-cells approved for additional HLA peptides.

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

Even if we or our collaborators obtain regulatory approval of our SPEAR T-cells, they may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Additional factors will influence whether SPEAR T-cells are accepted in the market, including:

•                  the clinical indications for which SPEAR T-cells are approved;

•                  physicians, hospitals, cancer treatment centers and patients considering the SPEAR T-cells as a safe and effective treatment;

•                  the potential and perceived advantages of SPEAR T-cells over alternative treatments;

•                  the prevalence and severity of any side effects;

•                  product labeling or prescribing information requirements of the FDA or other regulatory authorities;

•                  limitations or warnings contained in the labeling approved by the FDA;

•                  the timing of market introduction of SPEAR T-cells as well as competitive products;

•                  the cost of treatment in relation to alternative treatments;

•                  the availability of coverage, adequate reimbursement and pricing by third-party payors and government authorities;

•                  the willingness of patients to pay for SPEAR T-cells on an out-of-pocket basis in the absence of coverage by third-party payors and government authorities;

•                  relative convenience and ease of administration as compared to alternative treatments and competitive therapies; and

•                  the effectiveness of our sales and marketing efforts.

In addition, although we are not utilizing embryonic stem cells or replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of SPEAR T-cells. If SPEAR T-cells are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we or our collaborators will not be able to generate significant revenue.

Even if SPEAR T-cells achieve market acceptance, we or our collaborators may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than the SPEAR T-cells, are more cost effective or render the SPEAR T-cells obsolete.

Coverage and reimbursement may be limited or unavailable in certain market segments for SPEAR T-cells, which could make it difficult for us or our collaborators to sell SPEAR T-cells profitably.

Successful sales of SPEAR T-cells, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. In addition, because SPEAR T-cells represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from SPEAR T-cells.

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

Obtaining coverage and reimbursement approval of a SPEAR T-cell from a government or other third-party payor is a time-consuming and costly process which could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given SPEAR T-cell, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use SPEAR T-cells unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the SPEAR T-cells.

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

In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a SPEAR T-cell. In addition, market acceptance and sales of SPEAR T-cells will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for the SPEAR T-cells and may be affected by existing and future health care reform measures.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•                  the demand for SPEAR T-cells, if we or our collaborators obtain regulatory approval;

•                  our or our collaborators’ ability to set a price that is fair for our SPEAR T-cells;

•                  our or our collaborators’ ability to generate revenue and achieve or maintain profitability;

•                  the level of taxes that we are required to pay; and

•                  the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Risks Related to Our Reliance Upon Third Parties

We rely heavily on GSK both in relation to the collaboration and license agreement and associated payments and also progression of the NY-ESO SPEAR T-cell therapy through to commercialization.

Commercialization of the NY-ESO SPEAR T-cell therapy and our own ability to commercialize other SPEAR T-cells depends heavily on the ongoing collaboration with GSK and payments made by GSK to us upon achievement of specified milestones. GSK has the right to nominate three further target programs in addition to the NY-ESO SPEAR T-cell and PRAME SPEAR T-cell programs under the collaboration arrangements. We have no control over whether GSK will elect to progress additional targets under the collaboration arrangements and therefore trigger additional investment from GSK in our SPEAR T-cells. If GSK does not elect to do so, we may require additional capital or investment or need to enter into alternative strategic alliances. In addition, GSK has a right to terminate the GSK Collaboration and License Agreement or any specific license under the GSK Collaboration and License Agreement for any reason on provision of sixty days’ notice. Termination may impact not only our requirement for additional investment or capital but also the timeframes within which current clinical programs can be performed and within which the NY-ESO SPEAR T-cell therapy can be further developed.

On September 7, 2017, we announced that GSK exercised its option under the GSK Collaboration and License Agreement signed in 2014 to exclusively license the right to research, develop, and commercialize our NY-ESO SPEAR T-cell program. The NY-ESO program transitioned to GSK on July 23, 2018 (and was announced on July 24, 2018). The amount of time and level of resources required to complete all activities for the transition the program to GSK may impact on our ability to progress other wholly owned programs and divert resources required to further develop our SPEAR T-cells or the manufacturing process for our SPEAR T-cells. Additional work may also be required in order to successfully complete transition of the NY-ESO SPEAR T-cell program to GSK that is not currently planned or resourced.

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

GSK has the ability to influence or control certain decisions relating to the development of therapies covered by the GSK Collaboration and License Agreement. This ability could result in delays to the clinical programs covered by the collaboration or changes to the scope of those clinical programs, including the disease indications relevant to such clinical programs. Under the GSK Collaboration and License Agreement, we are also prohibited from independently developing or commercializing therapies directed at the targets subject to outstanding options granted to GSK. In addition, GSK may have competing internal or commercial interests including its independent collaboration with Immunocore any of which could impact our collaboration or the ability of GSK to take any clinical programs forward to the next stage following the exercise of their option. Given GSK has taken over the responsibility for the NY-ESO SPEAR T-cell program, decisions taken by GSK (with limited or no input from us) may impact on the development of our SPEAR T-cells outside of the collaboration program or may impact on the regulatory requirements applicable to such SPEAR T-cells.

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

The existence of these opt-in rights could impact GSK’s decision whether to exercise any future option under our collaboration or the ability of GSK to take any clinical programs forward to the next stage, following the exercise of its option.

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

We currently rely partly on outside contract manufacturing organizations (“CMOs”) to manufacture, supply and process our SPEAR T-cells. If one or more of these CMOs become unable or unwilling to continue to manufacture our engineered SPEAR T-cells (including any raw or intermediate material required for the manufacture of our end engineered SPEAR T-cell therapy) in the future, we may be forced to find an alternative third-party manufacturer, which we may not be able to do on commercially reasonable terms, if at all. Failure to identify a suitable alternative manufacturer could impact our business, financial condition or results of operations.

We rely on a limited number of third-party manufacturers for clinical trial product supplies at each stage of the manufacturing process, and as a result we are exposed to the following risks:

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

We also rely on certain third parties to assist us in the future development of SPEAR T-cells including next generation SPEAR T-cells and manufacture and supply of SPEAR T-cells for patient administration. For example, we have a research collaboration with Universal Cells, Inc. in which we are looking to develop affinity engineered donor T cells that are universally applicable to all patients. As with any research and development program there is no guarantee of the success of such program or that such program will be carried out by us or Universal Cells, Inc. within the timescales we currently anticipate.

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

Expedited routes or abbreviated procedures for obtaining regulatory approval for products aiming to target the same cancer peptide as any SPEAR T-cells we have developed may be available to third parties, which we cannot control or prevent. For example, third parties could develop affinity-enhanced TCRs binding to the same targets and regulatory authorities may accept that they are interchangeable with our corresponding SPEAR T-cells and, as a result, grant regulatory approval for such competing products. Entry into the market of such competing products may impact the price of SPEAR T-cells and the extent of commercialization possible in relation to such SPEAR T-cells.

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

We may also incur increased expenses and cost in relation to the filing and prosecution of patent applications where third parties choose to challenge the scope or oppose the grant of any patent application or, following grant, seek to limit or invalidate any patent.. Any increased prosecution or defense required in relation to such patents and patent applications, whether relating to this third party observation or any other third party challenge or opposition, entails increased cost and resource commitment to the business and may result in patents and patent applications being abandoned, invalidated or narrowed in scope.

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

We have also identified a family of third party patents under which a license may be required in relation to a structural component of our lentiviral vector (cPPT). Such license may be required prior to any commercialization of the NY-ESO SPEAR T-cell and depending on the timelines associated with such commercialization. The requirement for such a license and the scope of such license will depend on progression of the NY-ESO SPEAR T-cell through clinical programs. The NY-ESO program has now transitioned to GSK and GSK will determine any requirement for any license. We believe such licenses are available and can be negotiated.

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

If we or one of our collaborators initiate legal proceedings against a third party to enforce a patent protecting one of our SPEAR T-cells, the defendant could counterclaim that the patent protecting our SPEAR T-cell, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our SPEAR T-cells. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection for our SPEAR T-cells. Such a loss of patent protection could have a material adverse impact our business, financial condition and results of operations.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, James Noble, our Chief Executive Officer, Dr. Helen Tayton-Martin, our Chief Business Officer, Dr. Rafael Amado, our President of Research & Development, Dr. Gwendolyn Binder, our Chief Technology Officer, William Bertrand, our Chief Operating Officer, and Adrian Rawcliffe, our Chief Financial Officer. We do not hold key-man insurance for our senior managers. In addition, James Noble and Dr. Helen Tayton-Martin, are in a personal relationship. They are our co-founders, two of our most senior executive officers and are a vital part of our business. If the personal relationship ended or they could otherwise not amicably work with each other, one of them may decide to leave us which would materially harm our business.

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

As of June 30, 2018, we had 398 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Immunotherapy is an intensely competitive area with many of the large pharmaceutical companies having products and therapies already in clinical trials for cancer indications and autoimmune diseases. The larger resources of these companies may enable them to take therapies all the way through the regulatory process, while we will require additional investment or input from collaborators such as GSK to take SPEAR T-cells through the regulatory process and commercialization. Smaller or early-stage companies and academic sites may also prove to be significant competitors, particularly if such companies align with pharmaceutical partners and compete for patients. Results obtained by such competitors in clinical trials could also impact our ability to obtain regulatory approval or delay such approval in the event of a safety issue or other negative clinical result associated with similar T-cell or SPEAR T-cells. Competing companies may also compete for resources including staff, materials and third party CMOs and CROs. We expect any competition to increase further as SPEAR T-cells and CAR-T technologies progress further.

Within the TCR T-cell area, TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: HPV-16 E6, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, NRAS, NY-ESO-1, PRAME, TGFβRII frameshift antigen and WT1. Juno Therapeutics (a Celgene Company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition other competitors include, but are not limited to: 3T, Adaptive Biotechnologies, Baylor College, Bellicum, BioNTech, bluebird bio, Cell Medica Ltd, Fred Hutchinson Cancer Research Center, Immatics, Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc (with Ospedale SDan Raffaele), Juno Therapeutics, Kite Pharma (Gilead), Lion TCR LTD,  MD Anderson Cancer Center, MediGene AG, NCI, Parker Institute, Roswell Park Cancer Institute, Takara Bio Inc, Takeda (T-CIRA), TCR x immunotherapies, T-Knife, Tmunity, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

From other immunotherapies we expect to see competition from the following technologies and third parties:

•                  CAR-T in hematological malignancies: Engineered T cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the FDA Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel). A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Autolus, Baylor College of Medicine, Bellicum Inc, bluebird bio, Celyad, CARMA Therapeutics, Cellectis, CRISPR Therapeutics, Mustang Bio, Novartis, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead), Refuge Biotechnologies Inc, Sorrento Therapeutics and Ziopharm Oncology.

•                  CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte, Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics,  MaxCyte, Memorial Sloan Kettering Cancer Center, Mustang bio, Poseida Therapeutics, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme and Tmunity.

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

•                  Other cell-based approaches: In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating the potential of GammaDelta T cell, CAR-Marcrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocutes (MILs) and virus-specificT-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Adicet Bio, Atara Bio, Aurora BioPharma, Cell Medica, CytomX, Celgene, Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), Multimmune, NantKwest, Sorrento Therapeutics, TapImmune/Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio) WindMIL Therapeutics and  Ziopharm Oncology.

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

On June 23, 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. Intention to withdraw from the European Union was provided to the European Council on March 29, 2017. This notification has triggered a negotiation period for the terms of withdrawal from the European Union that may last for at least two years. The decision to withdraw from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. It is not known at this time how Brexit will impact the relationship between the United Kingdom and the European Union. Any negotiated relationship could negatively impact the free movement of goods and individuals between the United Kingdom and the European Union or required additional presence (directly or indirectly) to be established within the European Union in order to support clinical trials within the European Union.  The decision to withdraw and ongoing Brexit negotiations have also caused significant market volatility and currency exchange rate fluctuations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.  In addition, currency exchange rates in the pounds sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments.  Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results which may affect the market price of our ADSs.

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

•                  changes or developments in laws or regulations applicable to SPEAR T-cells;

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

•                  the failure to obtain reimbursements for SPEAR T-cells, if approved for marketing, or price reductions;

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of June 30, 2018, an aggregate of 43,014,310 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

For as long as we are an emerging growth company, the reduced disclosure requirements applicable to emerging growth companies may make our ADSs less attractive to investors.

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

Our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting as long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected and may make it more difficult for investors and securities analysts to evaluate our company. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) December 31, 2020, (ii) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our ordinary shares that are held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive, there may be a less active trading market for our ADSs, and the price of our ADSs may be more volatile and may decline.  We currently expect that, as of December 31, 2018, we will no longer be an emerging growth company.

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

Provisions in the U.K. City Code on Takeovers and Mergers that may have anti-takeover effects do not apply to us.

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

In July 2018, the Takeover Panel confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change at any time in the near future but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances which may have a bearing on whether the Takeover Panel would determine our place of central management and control to be in the United Kingdom.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on June 16, 2016).

10.1†**	Amendment Agreement No. 6, dated July 20, 2018 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd.

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ADAPTIMMUNE THERAPEUTICS PLC

August 2, 2018	/s/ James Noble
James Noble
Chief Executive Officer

August 2, 2018	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer