Form 10-Q
period 2018-09-30
Adaptimmune Therapeutics PLC
filed 2018-11-06
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018 the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 627,422,698.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•      our ability to successfully advance and fund our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells through clinical development and the timing within which we can recruit patients and treat patients in our clinical trials;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$153,081	$84,043
Marketable securities - available-for-sale debt securities	84,652	124,218
Accounts receivable, net of allowance for doubtful accounts of $- and $-	2,031	206
Other current assets and prepaid expenses (including current portion of clinical materials)	21,841	21,716
Total current assets	261,605	230,183

Restricted cash	4,163	4,253
Clinical materials	4,205	4,695
Property, plant and equipment, net	38,137	40,679
Intangibles, net	1,515	1,337

Total assets	309,625	281,147

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	3,907	8,378
Accrued expenses and other accrued liabilities	24,314	27,201
Deferred revenue	1,345	38,735
Total current liabilities	29,566	74,314

Other liabilities, non-current	3,904	3,849

Total liabilities	33,470	78,163

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 627,222,076 issued and outstanding (2017: 701,103,126 authorized and 562,119,334 issued and outstanding)	939	854
Additional paid in capital	570,355	455,401
Accumulated other comprehensive loss	(12,813)	(21,641)
Accumulated deficit	(282,326)	(231,630)
Total stockholders’ equity	276,155	202,984

Total liabilities and stockholders’ equity	$309,625	$281,147

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Development revenue	$1,678	$27,185	$18,912	$33,563
License revenue	39,114	—	39,114	—
Total Revenue	40,792	27,185	58,026	33,563
Operating expenses
Research and development	(23,484)	(24,034)	(75,500)	(62,240)
General and administrative	(10,290)	(8,111)	(32,785)	(22,284)
Total operating expenses	(33,774)	(32,145)	(108,285)	(84,524)
Operating income (loss)	7,018	(4,960)	(50,259)	(50,961)
Interest income	606	705	1,805	1,465
Other (expense) income, net	(2,249)	3,602	(10,525)	7,242
Income (loss) before income taxes	5,375	(653)	(58,979)	(42,254)
Income taxes	(133)	(225)	(362)	(621)
Net income (loss) attributable to ordinary shareholders	$5,242	$(878)	$(59,341)	$(42,875)

Net income (loss) per ordinary share
Basic	$0.01	$—	$(0.10)	$(0.08)
Diluted	0.01	—	(0.10)	(0.08)

Weighted average shares outstanding:
Basic	582,004,954	561,239,864	573,796,275	516,352,141
Diluted	621,764,201	561,239,864	573,796,275	516,352,141

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$5,242	$(878)	$(59,341)	$(42,875)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax of $-, $-, $- and $-	1,521	(1,623)	5,103	(2,932)
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $-, $-, $- and $-	85	(1,578)	1,252	(2,874)
Reclassification adjustment for losses on available-for-sale debt securities included in net loss, net of tax of $-, $-, $- and $-	—	—	2,473	—
Total comprehensive income (loss) for the period	$6,848	$(4,079)	$(50,513)	$(48,681)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
				Accumulated	unrealized
				foreign	losses on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders’
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2018 (under previous guidance)	562,119,334	$854	$455,401	$(17,867)	$(3,774)	$(231,630)	$202,984
Cumulative effect of applying new accounting standards						8,645	8,645
Balance as of 1 January 2018 (adjusted)		854	455,401	(17,867)	(3,774)	(222,985)	211,629

Net loss						(59,341)	(59,341)
Issuance of shares upon exercise of stock options	5,102,742	7	2,926	—	—	—	2,933
Issuance of shares upon completion of registered direct offering	60,000,000	78	99,575				99,653
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	5,103	—	—	5,103
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	1,252	—	1,252
Reclassification from accumulated other comprehensive loss of losses on available-for-sale debt securities included in net loss, net of tax of $-	—	—	—	—	2,473	—	2,473
Share-based compensation expense	—	—	12,453	—	—	—	12,453

Balance as of September 30, 2018	627,222,076	$939	$570,355	$(12,764)	$(49)	$(282,326)	$276,155

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(59,341)	$(42,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,248	3,418
Amortization	464	267
Share-based compensation expense	12,453	7,956
Realized loss on available-for-sale debt securities	2,473	—
Unrealized foreign exchange gain (losses)	4,921	(6,886)
Other	262	606
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other operating assets	(4,140)	4,180
Decrease (increase) in non-current operating assets	490	(484)
(Decrease) increase in payables and deferred revenue	(35,533)	859
Net cash used in operating activities	(72,703)	(32,959)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,823)	(22,791)
Acquisition of intangibles	(666)	(288)
Proceeds from disposal of property, plant and equipment	—	550
Maturity of short-term deposits	—	40,645
Investment in short-term deposits	—	(18,000)
Maturity or redemption of marketable securities	114,988	7,032
Investment in marketable securities	(75,545)	(93,218)
Net cash provided by (used in) investing activities	34,954	(86,070)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs $347 and $4,774	99,653	103,167
Proceeds from exercise of stock options	2,933	401
Net cash provided by financing activities	102,586	103,568

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	4,111	2,223
Net increase (decrease) in cash, cash equivalents and restricted cash	68,948	(13,238)
Cash, cash equivalents and restricted cash at start of period	88,296	162,796
Cash, cash equivalents and restricted cash at end of period	$157,244	$149,558

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $282.3 million as of September 30, 2018.

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

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the three and nine months ended September 30, 2017 and as of December 31, 2017 has not been restated.

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

(d)                      Revenue from contracts with customers

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within ASC 606.  The accounting policy applicable from January 1, 2018 is described below and further details on the transition are available in Note 2(f).  The comparative financial information for the three and nine months ended September 30, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the consolidated financial statements included in the Annual Report.

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, and an exclusive license (the “NY-ESO License”) to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

In September 2017, GSK exercised its option to obtain the NY-ESO License and the first tranche ($26.6 million or £20 million) of the option exercise payment became payable to the Company. In connection with the option exercise, in September 2017, the GSK Agreement was amended to, among other things, include a detailed transition plan identifying the steps needed to complete transition of the Investigational New Drug Application (IND) process with the Food and Drug Administration (FDA) for the NY-ESO SPEAR T-cell program to GSK.  On July 23, 2018, the transition activities were substantially completed and the IND for the NY-ESO SPEAR T-cell program transferred to GSK.

The aggregate transaction price consists of an upfront payment of $42,123,000 received in June 2014, development milestones achieved of $66,404,000, an option exercise fee of $39,785,000. There was no variable consideration at September 30, 2018.

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

The Company may also be entitled to development and regulatory milestones upon successful development of the NY-ESO SPEAR T-cells by GSK.  The amount of the milestones is dependent on the nature of the product that GSK further develops, the indication relevant to any product and the territory in relation to which the milestone is achieved.  These amounts have not been included within the transaction price as of September 30, 2018 because they are not considered probable. The Company may also receive commercial milestones based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. These amounts have not been included within the transaction price as of September 30, 2018 because they are sales or usage based royalties promised in exchange for a license of intellectual property, which will be recognized when the subsequent sale or usage occurs.

The Company may be entitled to one small-dollar development milestone for the pre-clinical development of PRAME, which is not included in the transaction price because it is not considered probable.

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

The Company has determined that the performance obligation relating to the NY-ESO License is recognized at a point-in-time, upon commencement of the license, which occurred in September 2018.

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

The timing and amount of milestone payments for the development and transition of the NY-ESO SPEAR T-cell program are intended to be commensurate with the cost and effort involved in achieving the milestones and therefore a contract asset would typically arise.  The Company received $26,610,000 of the option exercise fee in September 2017, which was included in deferred revenue at January 1, 2018 and this amount was recognized as revenue, along with a further option exercise fee of $13,175,000, in September 2018 upon commencement of the license.

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

(e)                        Share-based compensation

The Company has awarded share options to nonemployees for consultancy services.  Prior to January 1, 2018, these share options were measured at the fair value of the goods/services received or the fair value of the equity instrument issued, whichever was more reliably measured, and then remeasured at the then-current fair values at each reporting date until the share options have vested and recognized as an expense over the requisite service period.  The Company has adopted new guidance with effect from January 1, 2018, which requires that non-employee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. Further details on the transition are available in Note 2(f).

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

The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under previous guidance. The quantitative impact of the changes on the statement of operations for the three months ended September 30, 2018 are set out below (in thousands):

	Under previous
	revenue
	guidance	Adjustment	As reported

Revenue	$56,999	$(16,207)	$40,792
Operating income	23,225	(16,207)	7,018
Income before income taxes	21,582	(16,207)	5,375
Net income attributable to ordinary shareholders	21,449	(16,207)	5,242
Net income per ordinary share - Basic	0.04		0.01
Net income per ordinary share - Diluted	0.03		0.01

The quantitative impacts of the changes on the statement of operations for the nine months ended September 30, 2018 are set out below (in thousands):

	Under previous
	revenue
	guidance	Adjustment	As reported

Revenue	$69,262	$(11,236)	$58,026
Operating loss	(39,023)	(11,236)	(50,259)
Loss before income taxes	(47,743)	(11,236)	(58,979)
Net loss attributable to ordinary shareholders	(48,105)	(11,236)	(59,341)
Net loss per ordinary share - Basic and diluted	(0.08)		(0.10)

The quantitative impacts of the changes on the balance sheet as of September 30, 2018 are set out below (in thousands):

	Under previous
	revenue
	guidance	Adjustment	As reported

Deferred revenue	$1,592	$(247)	$1,345
Total current liabilities	29,813	(247)	29,566
Total liabilities	33,717	(247)	33,470

Accumulated other comprehensive loss	(15,651)	2,838	(12,813)
Accumulated deficit	(279,735)	(2,591)	(282,326)
Total stockholders’ equity	275,908	247	276,155

The quantitative impacts of the changes on the statement of cash flows for the nine months ended September 30, 2018 are set out below (in thousands):

	Under previous
	revenue
	guidance	Adjustment	As reported

Net loss	$(48,105)	$(11,236)	$(59,341)
Decrease in payables and deferred revenue	(46,769)	11,236	(35,533)

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

To be adopted in future periods

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02 - Leases.  The guidance requires that lessees recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date.  The guidance also makes targeted improvements to align lessor accounting with the lessee accounting model and guidance on revenue from contracts with customers.  The guidance is effective for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early application is permitted.  The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The FASB has issued ASU 2018-11 - Leases, which, in addition to the existing requirements to transition, permits an entity to transition to the new guidance by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods and the Company intends to adopt the guidance in this manner.  The Company’s assessment of the impact of the guidance on its consolidated financial statements is ongoing.  We anticipate that the adoption of the guidance will have a material impact on the Company’s consolidated balance sheet due to the recognition of a lease liability and corresponding right-of-use asset.  We have not finalized the assessment of the amount of the lease liability and right-of-use asset but we anticipate that it will result in the recording of lease assets of approximately $20 million and a corresponding lease liability of approximately $25 million.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early application is permitted for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 — Fair Value Measurement (Topic 820) - Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.  The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early application is permitted. Certain amendments apply prospectively with the all other amendments applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

(g)                      Related parties

In the three and nine months ended September 30, 2017, research and development expenses includes purchases of $67,000 and $781,000 from Immunocore Ltd (“Immunocore”).  As described in Note 2(w) to the consolidated financial statements included in the Annual Report, the Company no longer considered Immunocore to be a related party with effect from January 1, 2018.

(h)                      Accumulated other comprehensive income (loss)

The following amounts were reclassified out of other comprehensive income during the three and nine months ended September 30, 2018 (in thousands):

	Amount reclassified
	Three months	Nine months
	ended	ended
Component of Accumulated Other	September 30,	September 30,	Affected line item in the Statement of
Comprehensive Income	2018	2018	Operations

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for losses on available-for-sale debt securities	$—	$2,473	Other income (expense), net

Note 3 — Revenue

Revenue from contracts with customers arises from one customer, which is GSK, in one geographic location, which is the United Kingdom.

Revenue comprises the following categories (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2018	2018

Development	$1,678	$18,912
Licenses	39,114	39,114
	$40,792	$58,026

The deferred revenue balance as of January 1, 2018 and September 30, 2018 is as follows (in thousands):

	September 30, 2018	January 1, 2018
Deferred revenue	$1,345	$30,090

Deferred revenue has decreased from $30,090,000 at January 1, 2018 to $1,345 at September 30, 2018 primarily due to the recognition of license revenue of $39,114,000 for the NY-ESO License which commenced in September 2018, of which $27,001,000 was included in the opening balance of deferred revenue.  A further $1,787,000 of the revenue recognized in the nine months ended September 30, 2018 was included in the opening balance of deferred revenue.

The impact of changes in variable consideration in the three and nine months ended September 30, 2018 was nil and a reduction in deferred revenue of $10,396,000, respectively, and the impact of changes in the percentage of completion in the three and nine months ended September 30, 2018 was to increase deferred revenue by $45,000 and $5,027,000, respectively.

The aggregate amount of the transaction price, excluding variable consideration which is constrained to reduce the consideration to the amount which is probable of being received, allocated to the performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2018 was $1,345,000.  This amount comprises $88,000 of revenue allocated to partially satisfied performance obligations for the NY-ESO program and a further $1,257,000 of revenue allocated to the partially satisfied performance obligations for the PRAME program.

The NY-ESO program transferred to GSK on July 23, 2018 which resulted in the revenue allocated to the NY-ESO License being recognized in the third quarter of 2018.  The revenue allocated to the performance obligations for the NY-ESO program of $88,000 will be recognized over the remainder of 2018.

The revenue allocated to the PRAME program of $1,257,000 will be recognized over an estimated development period.  As of September 30, 2018, this is estimated to be six months.

Note 4 — Other income (expense), net

Other income (expense), net consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Realized foreign exchange (losses) gains	$(179)	$191	$(2,869)	$703
Unrealized foreign exchange (losses) gains	(2,006)	3,680	(4,921)	6,887
Losses on redemption or maturity of available-for-sale debt securities	—	—	(2,473)	—
Other	(64)	(269)	(262)	(348)
	$(2,249)	$3,602	$(10,525)	$7,242

Note 5 — Loss per share

The numerator for the basic and diluted income (loss) per share is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to ordinary shareholders	$5,242	$(878)	$(59,341)	$(42,875)
Numerator for basic income (loss) per share	5,242	(878)	(59,341)	(42,875)
Numerator for dilued income (loss) per share	5,242	(878)	(59,341)	(42,875)

The denominator for the basic and diluted income (loss) per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Denominator for basic income (loss) per share - Weighted average shares outstanding	582,004,954	561,239,864	573,796,275	516,352,141
Effect of dilutive securities:
Employee stock options	39,759,247	—	—	—
Denominator for diluted income (loss) per share	621,764,201	561,239,864	573,796,275	516,352,141

The dilutive effect of 2,791,651 and 75,087,783 stock options have been excluded from the diluted earnings (loss) per share calculation for the three months ended September 30, 2018 and 2017, respectively, because they would have an antidilutive effect on the earnings (loss) per share for the period.  The dilutive effect of  88,869,497 and 69,136,398 stock options have been excluded from the diluted loss per share calculation for the nine months ended September 30, 2018 and 2017, respectively, because they would have an antidilutive effect on the income (loss) per share for the period.

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of September 30, 2018 are as follows (in thousands):

		Fair value measurements using
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Corporate debt securities	$82,668	$82,668	$—	$—
Commercial paper	1,984	—	1,984	—
	$84,652	$82,668	$1,984	$—

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

Note 7 — Available-for-sale debt securities

As of September 30, 2018, the Company has the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
		Amortized	unrealized	unrealized	estimated fair
	Maturity	cost	gains	losses	value
Marketable securities:
Corporate debt securities	3 months to 1 year	$82,717	$—	$(49)	$82,668
Commercial paper	3 months to 1 year	1,984		—	1,984
		$84,701	$—	$(49)	$84,652

In the three and nine months ended September 30, 2018, realized losses recognized on the maturity of available-for-sale debt securities of nil and $2,473,000, respectively, primarily arising due to foreign exchange movements, were reclassified out of accumulated other comprehensive loss.

As of September 30, 2018 and December 31, 2017, the aggregate fair value of securities held by the Company in an unrealized loss position was $ 79,485,000 and $125,828,000, respectively, which consisted of 28 and 54 securities, respectively.  No securities have been in an unrealized loss position for more than one year. As of September 30, 2018, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 —Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Corporate tax receivable	$11,818	$11,454
Prepayments	7,906	6,120
Clinical materials	1,190	3,760
Other current assets	927	382
	$21,841	$21,716

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical and development expenditure	$9,566	$10,065
Accrued employee expenses	6,897	6,592
VAT	3,388	5,741
Other accrued expenditure	3,812	4,446
Other liabilities	651	357
	$24,314	$27,201

The Company typically has a receivable for VAT.  As of December 31, 2017 and as of September 30, 2018, there was a VAT payable due to VAT arising on the milestone payments invoiced to GSK in 2017 and three months ended September 30,2018.

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$2,053	$871	$6,338	$2,229
General and administrative	1,989	1,201	6,115	2,528
	$4,042	$2,072	$12,453	$4,757

There were 757,273 and 8,756,211 options over ordinary shares granted in the three months ended September 30, 2018 and 12,187,614 and 28,959,363 options over ordinary shares granted in the nine months ended September 30, 2018 and 2017, respectively, with a weighted average fair value of $1.09, $0.34, $0.82 and $0.34, respectively. Additionally, in the three and nine months ended September 30, 2018, 1,259,760 and 7,966,716 options were granted, which have a nominal exercise price (similar to a restricted stock unit (RSU)), with a weighted average fair value of $1.67 and $1.40, respectively.

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

Note 11 — Shareholders’ equity

On September 7, 2018, the Company completed a registered direct offering of its American Depositary Shares (“ADSs”) following its entry into a definitive agreement with Matrix Capital Management Company, LP, New Enterprise Associates 16, L.P., New Enterprise Associates 14, L.P. and Syncona Portfolio Limited. The Company sold 10,000,000 ADSs (representing 60,000,000 ordinary shares) at a price of $10.00 per ADS.  The net proceeds were $99,653,000 after deducting offering expenses of $347,000.

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

•                  MAGE-A10 SPEAR T-cell

Phase 1 clinical trials are ongoing with our MAGE-A10 SPEAR T-cell in NSCLC, urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. These trials are first-in-human, open-label studies utilizing a modified 3+3 design in up to 28 patients with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), and 5 billion (Cohort 3 and Expansion Phase) transduced SPEAR T-cells to evaluate safety, including dose limiting toxicities (DLTs) followed by a possible expansion phase with doses of up to 10 billion SPEAR T-cells. Patients are currently being enrolled in Cohort 3 in the NSCLC trial and Cohort 3 and Expansion Phase in the triple tumor (urothelial, melanoma and head and neck cancers) trial.

Additional data on the safety and anti-tumor effects of the MAGE-A10 SPEAR T-cell in both clinical trials was presented at European Society for Medical Onvology (ESMO) in October 2018. As of September 4, 2018:

•                  11 patients were treated across both studies in Cohort 1 (both NSCLC and triple tumour studies) and Cohort 2 (all NSCLC patients).

•                  Treatment of patients at the Cohort 1 and Cohort 2 dose levels has shown no evidence of toxicity related to off-target binding or alloreactivity and most adverse events were consistent with those experienced by cancer patients undergoing chemotherapy or other immunotherapies.

•                  In the three patients treated in Cohort 2:

•                  One patient died of pneumonia (unrelated to T-cell therapy);

•                  One patient had stable disease (SD) at Week 4, but then progressed; and

•                  One patient had SD at Weeks 4 and 8, but progressed at Week 12.

•                  Transduced T-cells were detectable in peripheral blood in patients treated at the Cohort 1 and Cohort 2 dose levels.

•                  MAGE-A4 SPEAR T-cell

A Phase 1 clinical trial is ongoing in nine tumor indications namely urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS. This trial is a first-in-human, open-label study utilizing a modified 3+3 design in up to 30 patients with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), and 5 billion (Cohort 3 and Expansion Phase) transduced SPEAR T-cells to evaluate safety, including dose limiting toxicities (DLTs) followed by a possible expansion phase with doses of up to 10 billion SPEAR T-cells. Patients are currently being enrolled in Cohort 3 and the Expansion Phase of the trial.

Additional data around the initial safety assessment of the MAGE-A4 SPEAR T-cell was presented at ESMO in October 2018. As of August 2, 2018:

•                  Three patients have been treated in Cohort 1 and three patients treated in Cohort 2;

•                  Of the six patients treated, the best response was SD in four patients and progressive disease (PD) in two patients;

•                  The MAGE-A4 SPEAR T-cells showed no evidence of off-target toxicity or alloreactivity in the first two Cohorts; and

•                  Transduced T-cells were detectable in peripheral blood in patients treated at the Cohort 1 and Cohort 2 dose levels.

•                  AFP SPEAR T-cell

We are dosing in a Phase 1, open label, dose escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate in hepatocellular carcinoma (“HCC”). The trial is open in the United States, United Kingdom and Spain and is currently enrolling patients within the first dose cohort. The Phase 1 clinical trial will include a dose escalation to evaluate safety, including dose limiting toxicities (DLTs), followed by expansion of a tolerable dose to further explore safety and potential evidence of anti-tumor activity.

The NY-ESO SPEAR T-cell Program (now transitioned to GSK)

Transition of Program to GSK

The NY-ESO SPEAR T-cell program transitioned to GSK as of July 23, 2018. As a result of the transition, GSK has assumed full responsibility for future research, development, and potential commercialization of the NY-ESO SPEAR T-cell (referred to as GSK3377794  or GSK ‘794 by GSK).

Further clinical updates for MRCLS will be provided at SITC in November 2018 including in relation to the MRCLS study:

•                  10 patients were enrolled in the study and treated with the NY-ESO SPEAR T-cell;

•                  All evaluable patients achieved tumour reduction;

•                  Eight patients were evaluable in accordance with RECIST criteria. Of these two patients have been assessed by Investigators as having confirmed Partial Responses (PR) in accordance with RECIST criteria and six patients were assessed by Investigators as having confirmed SD in accordance with RECIST criteria. This compares to previously reported three confirmed partial responses as assessed by Investigators and one unconfirmed partial response, where two of the partial responses were confirmed before the minimum 28 days required by RECIST criteria. Two patients are non-evaluable according to RECIST criteria.

•                  The most frequent adverse events are consistent with those experienced by patients with cancer who are undergoing cytotoxic chemotherapy or other immunotherapies

Significant Events in the Three Months Ended September 30, 2018

On September 7, 2018, the Company completed a registered direct offering of  its American Depositary Shares (“ADSs”). The Company sold 10,000,000 ADSs (representing 60,000,000 ordinary shares) at a price of $10.00 per ADS.  The net proceeds were $99,653,000 after deducting offering expenses of $347,000.

Financial Operations Overview

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the three and nine months ended September 30, 2017 and as of December 31, 2017 has not been restated and is prepared in accordance with the previous accounting guidance.

Revenue

Revenue arises from the GSK Collaboration and License Agreement. The contract consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the pre-clinical development of a second target, PRAME, and the NY-ESO License.

The aggregate transaction price consists of an upfront payment of $42.1 million in June 2014, development milestones achieved of $66.4 million, an option exercise fee of $39.8 million.

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

The performance obligation relating to the NY-ESO License was recognized at a point-in-time, upon commencement of the license in September 2018.

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

Revenue Recognition

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement.  The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, and the NY-ESO License.

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

The determination of whether future milestones are probable requires significant judgment and the impact of a change in the determination of whether a milestone is probable is recognized in the period the judgment is revised.  This can significantly impact the revenue recognized.  In the three and nine months ended September 30, 2018, revenue of nil and $10.4 million, respectively, was recognized due to development milestones becoming probable in the period.  As the development program progresses and the uncertainties underlying the milestones resolve, it is likely that further milestones will become probable.

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

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation.  The Company satisfies the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.  The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project.  The Company makes a detailed estimate of the costs-to-complete on an annual basis as part of the Company’s budgeting process, which is re-assessed every reporting period based on the latest project plan and discussions with project teams, when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  In the three and nine months ended September 30, 2018, the estimate of the cost to complete for the performance obligation relating to the development and transition of the NY-ESO SPEAR T-cell program was revised, which resulted in a cumulative adjustment to reduce revenue of nil and $5.0 million for the three and nine months ended September 30, 2018.  Due to the inherent difficulties in determining the cost of completion for development programs, changes in the cost to complete are likely to continue to occur.

The performance obligation relating to the NY-ESO License was recognized at a point-in-time, upon commencement of the license in September 2018.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017, together with the changes to those items (in thousands).

	Three months ended
	September 30,
	2018	2017	Increase/decrease
Revenue	$40,792	$27,185	$13,607	50%
Research and development expenses	(23,484)	(24,034)	550	(2)%
General and administrative expenses	(10,290)	(8,111)	(2,179)	27%
Total operating expenses	(33,774)	(32,145)	(1,629)	5%
Operating income (loss)	7,018	(4,960)	11,978	(241)%
Interest income	606	705	(99)	(14)%
Other (expense) income, net	(2,249)	3,602	(5,851)	(162)%
Income before income taxes	5,375	(653)	6,028	(923)%
Income taxes	(133)	(225)	92	(41)%
Income for the period	$5,242	$(878)	$6,120	(697)%

Revenue

Revenue increased by $13.6 million to $40.8 million in the three months ended September 30, 2018 compared to $27.2 million for the three months ended September 30, 2017.  Revenue comprises the following (in thousands):

	Three months ended
	September 30,
	2018	2017	Increase/decrease
Development revenue	$1,678	$27,185	$(25,507)	(94)%
License revenue	39,114	—	39,114	NM
	$40,792	$27,185	$13,607	50%

Revenue arises from the GSK Collaboration and License Agreement.  Development revenue relates to continued performance under the NY-ESO SPEAR T-cell transition program and the PRAME pre-clinical development program.  License revenue relates to NY-ESO License.

Revenue for the three months ended September 30, 2018 has been recognized under ASC 606 which is effective January 1, 2018.  Revenue in the comparative period of 2017 has been recognized under the previous guidance.  Development revenue in the three months ended September 30, 2018 under the previous guidance would be $17.9 million and license revenue would be $39.1 million.

Development revenue for the three months ended September 30, 2018 has decreased compared to the three months ended September 30, 2017.  The development revenue for the three months ended September 30, 2018 has decreased due to the NY-ESO program having transferred to GSK on July 23, 2018.  The development revenue for the three months ended September 30, 2017 benefited from cumulative revenue amortization of $17.5 million in September 2017 due to a reduction in the estimate of the period over which we would be delivering services to GSK in relation to the NY-ESO SPEAR T-cell development program.

License revenue was $39.1 million in the three months ended September 30, 2018 compared to nil in the three months ended September 30, 2017. License revenue is recognized upon commencement of the NY-ESO License which occurred in the third quarter of 2018.

Future revenues will fluctuate depending on the progress of the development program for PRAME, which is difficult to predict.  However, we anticipate that a further $1.3 million will be recognized over the next six months as the development of the second target, PRAME, progresses resulting in lower revenue in the year ended December 31, 2019 compared to the year ended December 31, 2018.

Research and Development Expenses

Research and development expenses decreased by 2% to $23.5 million for the three months ended September 30, 2018 from $24.0 million for the three months ended September 30, 2017.  Our research and development expenses comprise the following (in thousands):

	Three months ended
	September 30,
	2018	2017	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$15,213	$12,371	$2,842	23%
Subcontracted expenditure	10,016	12,292	(2,276)	(19)%
Share-based compensation expense	2,053	1,683	370	22%
Payments for in-process research and development	—	685	(685)	N/A
Reimbursements for research and development tax and expenditure credits	(3,798)	(2,997)	(801)	27%
	$23,484	$24,034	$(550)	(2)%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net decrease in our research and development expenses of $0.6 million for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

•                   a decrease of $2.3 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by decrease in manufacturing expenses and clinical trial costs due to the transfer of NY-ESO to GSK on July 23, 2018;

•                  a decrease in payments for in-process research and development of $0.7 million; and

•                  an increase in reimbursements for research and development tax and expenditure credits of $0.8 million.

offset by:

•                  an increase of $2.8 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 264 to 328; and

•                  an increase in share-based compensation expense of $0.4 million.

Our subcontracted costs for the three months ended September 30, 2018 were $10.0 million, compared to $12.3 million in the same period of 2017.  This includes $6.0 million of costs associated with manufacturing of SPEAR T-cells and $4.0 million of costs associated with clinical trials, including $0.7 million for the NY-ESO SPEAR T-cells.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses increased by 27% to $10.3 million for the three months ended September 30, 2018 from $8.1 million in the same period in 2017.

The net increase of $2.2 million was primarily due to an increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals, an increase in costs associated with developing our IT infrastructure, and an increase in other costs to support our growth.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Other Income (Expense), Net

Other income (expense), net was an expense of $2.2 million for the three months ended September 30, 2018 compared to an income of $3.6 million for the three months ended September 30, 2017.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary.  Unrealized foreign exchange losses have increased primarily due to movements in foreign exchange rates and a decrease in our cash balances arising as a consequence of our investment of cash and cash equivalents into marketable securities. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other comprehensive income.

Income taxes

Income taxes decreased by 41% to $0.1 million for the three months ended September 30, 2018 from $0.2 million for the three months ended June 30, 2017.  Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits.  We incur losses in the United Kingdom. Income taxes have decreased in the three months to September 30, 2018 due to the impact of US R&D tax credits and lower tax rates.

Comparison of Nine months ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017, together with the changes to those items (in thousands).

	Nine months ended
	September 30,
	2018	2017	Increase/decrease
Revenue	$58,026	$33,563	$24,463	73%
Research and development expenses	(75,500)	(62,240)	(13,260)	21%
General and administrative expenses	(32,785)	(22,284)	(10,501)	47%
Total operating expenses	(108,285)	(84,524)	(23,761)	28%
Operating loss	(50,259)	(50,961)	702	(1)%
Interest income	1,805	1,465	340	23%
Other (expense) income, net	(10,525)	7,242	(17,767)	(245)%
Loss before income taxes	(58,979)	(42,254)	(16,725)	40%
Income taxes	(362)	(621)	259	(42)%
Loss for the period	$(59,341)	$(42,875)	$(16,466)	38%

Revenue

Revenue increased by $24.5 million to $58.0 million in the nine months ended September 30, 2018 compared to $33.6 million for the nine months ended September 30, 2017.  Revenue comprises the following (in thousands):

	Nine months ended
	September 30,
	2018	2017	Increase/decrease
Development revenue	$18,912	$33,563	$(14,651)	(44)%
License revenue	39,114	—	39,114	NM
	$58,026	$33,563	$24,463	73%

Revenue arises from the GSK Collaboration and License Agreement.  Development revenue relates to continued performance under the NY-ESO SPEAR T-cell transition program and the PRAME pre-clinical development program.  License revenue relates to the NY-ESO License.

Revenue for the nine months ended September 30, 2018 has been recognized under ASC 606 which is effective January 1, 2018.  Revenue in the comparative period of 2017 has been recognized under the previous guidance.  Development revenue in the nine months ended September 30, 2018 under the previous guidance would be $30.2 million and license revenue would be $39.1 million.

Development revenue of $18.9 million in the nine months ended September 30, 2018 benefited from a change in the estimate of variable consideration of $10.3 million due to additional development milestones being considered probable, which was partially offset by $5.0 million arising due to a change in percentage of completion.

Development revenue of $33.6 million in the nine months ended September 30, 2017, benefited from $10.4 million of milestones being achieved in the nine months ended September 30, 2017 and an increase in cumulative revenue amortization of $17.5 million in September 2017 upon the exercise of the NY-ESO Option.  The cumulative revenue amortization arose due to the estimate of the period over which we would be delivering services to GSK in relation to the NY-ESO SPEAR T-cell development program being significantly reduced.

License revenue was $39.1 million in the nine months ended September 30, 2018 compared to nil in the nine months ended September 30, 2017. License revenue was recognized upon commencement of the NY-ESO License which occurred in the third quarter of 2018.

Future revenues will fluctuate depending on the progress of the development program for PRAME, which is difficult to predict.  However, we anticipate that a further $1.3 million will be recognized over the next six months as the development of the second target, PRAME, progresses resulting in lower revenue in the year ended December 31, 2019 compared to the year ended December 31, 2018.

Research and Development Expenses

Research and development expenses increased by 21% to $75.5 million for the nine months ended September 30, 2018 from $62.2 million for the nine months ended September 30, 2017.  Our research and development expenses comprise the following (in thousands):

	Nine months ended
	September 30,
	2018	2017	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$45,809	$34,856	$10,953	31%
Subcontracted expenditure	35,035	29,587	5,448	18%
Share-based compensation expense	6,338	3,913	2,425	62%
Payments for in-process research and development	—	1,186	(1,186)	(100)%
Reimbursements for research and development tax and expenditure credits and government grants	(11,682)	(7,302)	(4,380)	60%
	$75,500	$62,240	$13,260	21%

(1) These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $13.3 million for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

•                  an increase of $11.0 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 244 to 314;

•                  an increase of $5.4 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for MAGE-A4, MAGE-A10 and AFP, and an increase in process development relating to manufacturing; and

•                  an increase in share-based compensation expense of $2.4 million;

offset by:

•                  a decrease of $1.2 million in payments made to Universal Cells for in-process research and development; and

•                  an increase in reimbursements for research and development tax and expenditure credits of $4.4 million.

Our subcontracted costs for the nine months ended September 30, 2018 were $35.0 million, compared to $29.6 million in the same period of 2017.  This includes $20.8 million of costs associated with manufacturing for both the NY-ESO SPEAR T-cells and ur internal pipeline, including our MAGE-A10 and MAGE-A4 and AFP SPEAR T-cells and $14.2 million of costs associated with clinical trials, including $3.3 million for the NY-ESO SPEAR T-cells.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses increased by 47% to $32.8 million for the nine months ended September 30, 2018 from $22.3 million in the same period in 2017.

The net increase of $10.5 million was primarily due to an increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals, an increase in costs associated with developing our IT infrastructure, and an increase in other costs to support our growth.

We expect that our general and administrative expenses will continue to increase as we continue to expand our operations.

Other Income (Expense), Net

Other income (expense), net was an expense of $10.5 million for the nine months ended September 30, 2018 compared to an income of $7.2 million for the nine months ended September 30, 2017.  Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary.  Unrealized foreign exchange losses have increased primarily due to movements in foreign exchange rates and a decrease in our cash balances arising as a consequence of our investment of cash and cash equivalents into marketable securities. The unrealized foreign exchange gains (losses) arising on marketable securities are recognized within Other Comprehensive Income.

Income taxes

Income taxes decreased by 42% to $0.4 million for the nine months ended September 30, 2018 from $0.6 million for the nine months ended September 30, 2017 due to the impact of US R&D tax credits.  Income taxes arise in the United States and we incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to September 30, 2018, we have raised:

•                  $513.5 million, net of issuance costs, through the issuance of shares, including $99.7 million raised through a registered direct offering in September 2018;

•                  $148.3 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;

•                  $2.8 million of income in the form of government grants; and

•                  $24.2 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of September 30, 2018, we had cash and cash equivalents of $153.1 million and Total Liquidity of $237.7 million. We believe that our Total Liquidity and income from GSK upon transition of the NY-ESO program will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through to late 2020.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine months ended
	September 30,
	2018	2017
Net cash used in operating activities	$(72,703)	$(32,959)
Net cash provided by (used in) investing activities	34,954	(86,070)
Net cash provided by financing activities	102,586	103,568
Cash, cash equivalents and restricted cash	157,244	149,558

Operating Activities

Net cash used in operating activities increased by $39.7 million to $72.7 million for the nine months ended September 30, 2018 from $33.0 million for the nine months ended September 30, 2017. The increase in cash used in operations was primarily the result of the increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses due to the expansion of our operations.

Net cash used in operating activities of $72.7 million for the nine months ended September 30, 2018 comprised a net loss of $59.3 million and a decrease in operating assets and liabilities of $39.2 million, offset by noncash items of $25.8 million.  The decrease in operating assets and liabilities of $39.2 million in the nine months ended September 30, 2018 is primarily driven by movements in deferred revenue due to the recognition of the revenue for the NY-ESO License.  The noncash items consisted primarily of depreciation expense on plant and equipment of $5.2 million, share-based compensation expense of $12.5 million, a realized loss on sale of marketable securities of $2.5 million and unrealized foreign exchange losses of $4.9 million.

Investing Activities

Net cash provided by investing activities of $35.0 million for the nine months ended September 30, 2018 and net cash used in investing activities of $86.1 million for the nine months ended September 30, 2017, consisted of:

•                  purchases of property and equipment of $3.8 million and $22.8 million for the nine months ended September 30, 2018 and 2017, respectively;

•                  cash outflows from investment in marketable securities of $75.5 million and $93.2 million for the nine months ended September 30, 2018 and 2017, respectively, and cash inflows from maturity or redemption of marketable securities of $115.0 million and $7.0 million for the nine months ended September 30, 2018 and 2017, respectively; and

•                  investment in short-term cash deposits with maturities greater than three months but less than 12 months of $40.6 million and cash inflows from maturity of short-term deposits of $18.0 for the nine months ended September 30, 2017.

Financing Activities

Net cash from financing activities of $102.6 million in the nine months ended September 30, 2018, consisted of proceeds from a registered direct offering in September 2018 of $99.7 million and proceeds from share option exercises of $2.9 million, and net cash from financing activities for the nine months ended September 30, 2017 of $103.6 million consisted of proceeds from a follow-on public offering of ADSs of $61.4 million in March 2017 and proceeds of $41.8 million from a registered direct offering in April 2017 and proceeds from share option exercises of $0.4 million.

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

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$153,081	$84,043
Marketable securities	84,652	124,218
Total Liquidity	$237,733	$208,261

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

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. There have not been any material changes to our contractual obligations in the nine months ended September 30, 2018.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Annual Report on Form 10-K. There have been no material changes in the nine months ended September 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2018. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2018, we were not a party to any material legal proceedings.

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

For the years ended December 31, 2017 and 2016 and six months ended December 31, 2015 and the year ended June 30, 2015, we incurred net losses of $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of September 30, 2018, we had accumulated losses of $282.3 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving GSK milestones (for both the NY-ESO program, the PRAME program and any future SPEAR T-cell programs under the GSK Collaboration and License Agreement) and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

•                  demonstrating a favorable benefit (efficacy parameters): risk (safety) for our SPEAR T-cells and the NY-ESO SPEAR T-cell that translate into a differentiated product of value for patients;

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

As of September 30, 2018, we had $153.1 million of cash and cash equivalents and $84.7 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our MAGE-A10, MAGE-A4 and AFP SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration (for example, completion of post-transition NY-ESO program activities and nomination of any further targets under the collaboration), may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We are continuing to expand our clinical trial foot print in Europe.   This requires gaining the approval of country specific review bodies for GMO application and CTA.  As this is not a harmonized process, the requirements can vary considerably and delays can be incurred at a country level.

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

Clinical trials and the investigator-initiated clinical trials using SPEAR T-cell therapeutics are still in the early stages, and it is difficult to predict the results that will be obtained by us or our collaborator in ongoing clinical trials or the next phase or phases of any clinical program. It is also difficult to predict the way in which SPEAR T-cells will interact with third-party products used in combination clinical trials. For example, data seen in third party combination trials with KEYTRUDA has resulted in certain combination trials with KEYTRUDA being placed on clinical hold by the FDA. Any undesirable side effects seen in combination trials may affect our ability or our or our collaborator’s ability to continue with and obtain regulatory approval for any combination therapy, but may also impact our or our collaborator’s ability to continue with and obtain regulatory approval for SPEAR T-cell therapies alone.

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

As of September 4, 2018, adverse events considered by investigators to be possibly related to either MAGE-A4 or MAGE-A10 SPEAR T-cells and presented at ESMO in October 2018 include cytokine release syndrome (“CRS”), pyrexia, peripheral oedema, sinus tachycardia/tachycardia, increase in alanine aminotransferase, increase in amylase, increase in aspartate amino transferase, chills, delirium, dysphagia, dysphonia, haemoptysis, hyperhidrosis, hypotension, lymphopenia, leukopenia, neutropenia, pleural effusion, decreased appetite, fatigue, nausea, febrile neutropenia, thrombocytopenia, alopecia, encephalopathy, diarrhea, headache, hypoxia and tumour pain.  As of September 4, 2018, serious adverse events seen in the MAGE-A4 and MAGE-A10 studies (whether considered related to the SPEAR T-cells or not) include CRS, dysponea, abdominal pain, cardiac arrest, progressive disease, haemoptysis, neutropenia, pneumonia, respiratory arrest, respiratory failure, sepsis, thrombocytopenia, pancytopenia, atrial fibrillation, hyponatraemia, muscular weakness, encephalopathy, syncope and pleural effusion.

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

•                  Inability to procure starting materials or to manufacture starting materials (including at our UK vector facility), for example vector required for SPEAR T-cell manufacture;

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

The requirements for manufacture and supply of SPEAR T-cells for clinical trials in Europe have additional complexities and the manufacture and supply of SPEAR T-cells is raising issues which have not previously been regulated or observed by the relevant regulatory authorities. For example, supply of SPEAR T-cells for European clinical trials will either require manufacture of SPEAR T-cells in the United States or use of a new CMO in Europe. Where manufacture continues in the United States, there is a need to transfer patient product from clinical sites in Europe to the manufacturer in the United States, for the patient product to be converted into our end SPEAR T-cell product, for that product to be released for use in Europe and then for that SPEAR T-cell product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point in the supply and manufacturing chain. Any inability to set up acceptable manufacturing and supply chains to enable treatment of patients in Europe could result in a delay to those trials starting in Europe or could result in a delay in patient treatment, requirement to re-apherese a patient or a requirement to re-manufacture patient material.

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

We now manufacture SPEAR T-cells at our own US manufacturing facility and intend in the future to manufacture vector at our UK vector facility. There is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which either facility is operated. This may result in a delay in our ability to manufacture SPEAR T-cells at our own facility or in our ablity to supply vector material for use in the SPEAR T-cell manufacturing process. In addition, there is no guarantee that any SPEAR T-cells or vector produced in any of our facilities will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Any failure to meet regulatory requirements or produce SPEAR T-cells and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

The outcome of clinical trials is uncertain and clinical trials may fail to demonstrate adequately the safety and efficacy of any SPEAR T-cells which would prevent or delay regulatory approval and commercialization.

There is a risk in any clinical trial (whether sponsored by us, a collaborator. or investigator-initiated) that side effects from SPEAR T-cells will require a hold on, or termination of, clinical programs or further adjustments to clinical programs in order to progress any SPEAR T-cell. The SPEAR T-cells are novel and unproven and regulators will therefore require evidence that the SPEAR T-cells are safe before permitting clinical trials to commence and evidence that the SPEAR T-cells are safe and effective before granting any regulatory approval. In particular, because our SPEAR T-cells are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in each target indication. The SPEAR T-cell must demonstrate an acceptable benefit:risk profile in its intended patient population and for its intended use. The benefit:risk profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of the SPEAR T-cells may not be sufficient to obtain regulatory approval unless we or our collaborators can also show an adequate duration of response.

The regulatory authorities (including the FDA) may issue a hold on our or our collaborators’ clinical trials as a result of safety information and data obtained in third party clinical trials or in relation to third party products. Any such hold will require addressing by us and our collaborators and will inevitably delay progression of the clinical trials concerned, if such clinical trials progress at all.

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

We expect there may be greater variability in results for SPEAR T-cells which are administered on a patient-by-patient basis than for “off-the-shelf” products, like many other biologics. There is typically an extremely high rate of attrition from the failure of any products proceeding through clinical trials. SPEAR T-cells in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical programs and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most biologic candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We cannot therefore guarantee that we will be successful in demonstrating the required efficacy and safety profile from the performance of any of our clinical programs.

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

As of September 4, 2018, adverse events considered by investigators to be possibly related to either MAGE-A4 or MAGE-A10 SPEAR T-cells and presented at ESMO in October 2018 include cytokine release syndrome (“CRS”), pyrexia, peripheral oedema, sinus tachycardia/tachycardia, increase in alanine aminotransferase, increase in amylase, increase in aspartate amino transferase, chills, delirium, dysphagia, dysphonia, haemoptysis, hyperhidrosis, hypotension, lymphopenia, leukopenia, neutropenia, pleural effusion, decreased appetite, fatigue, nausea, febrile neutropenia, thrombocytopenia, alopecia, encephalopathy, diarrhea, headache, hypoxia and tumour pain. As of September 4, 2018, serious adverse events seen in the MAGE-A4 and MAGE-A10 studies (whether considered related to the SPEAR T-cells or not) include CRS, dysponea, abdominal pain, cardiac arrest, progressive disease, haemoptysis, neutropenia, pneumonia, respiratory arrest, respiratory failure, sepsis, thrombocytopenia, pancytopenia, atrial fibrillation, hyponatraemia, muscular weakness, encephalopathy, syncope and pleural effusion.

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

Risks Related to Our Reliance Upon Third Parties

We rely heavily on GSK both in relation to the GSK Collaboration and License Agreement and associated payments and also progression of the NY-ESO SPEAR T-cell therapy through to commercialization.

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

There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we or our third party suppliers are infringing upon patents, trademarks, copyrights, or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us or any third-party proprietary technologies we have licensed. If we or our third party suppliers were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including triple damages if the infringement is found to be willful, suspend the manufacture of certain SPEAR T-cells or reengineer or rebrand our SPEAR T-cells, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time- consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined to enter into a valid non-disclosure or assignment agreement for any reason, we may not own an invention or intellectual property rights and may not be adequately protected. Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our SPEAR T-cells, we have not conducted a full freedom-to-operate search or analysis for such SPEAR T-cells, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our SPEAR T-cells. Thus, we cannot guarantee that we can successfully commercialize SPEAR T-cells in a way that will not infringe any third party’s intellectual property.

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

As of September 30, 2018, we had 415 full-time equivalent employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have opened a manufacturing facility of our own which may result in increased costs being incurred by the company

During 2017, we opened a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, Pennsylvania and have started manufacturing SPEAR T-cells for use in our clinical trials. As a company we have never previously operated our own manufacturing facility or manufactured SPEAR T-cells ourselves. We cannot guarantee that the regulatory authorities, in particular the FDA, will continue to approve our ability to manufacture SPEAR T-cells at the Navy Yard facility.

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

Within the TCR T-cell area, TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MART1, NRAS, NY-ESO-1, p53, PRAME, TGFβRII frameshift antigen and WT1. Juno Therapeutics (a Celgene Company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition other competitors include, but are not limited to: 3T, Adaptive Biotechnologies, AgenTus, Axis Therapeutics, Atreca, Baylor College, Bellicum, BioNTech, bluebird bio, Cell Medica Ltd, Fred Hutchinson Cancer Research Center, GigaMune, GSK, Immatics, Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc (with Ospedale San Raffaele), Juno Therapeutics, Kite Pharma (Gilead), Lion TCR LTD,  MD Anderson Cancer Center, MediGene AG, NCI, Parker Institute, Roswell Park Cancer Institute, Takara Bio Inc, Takeda (T-CIRA), TCR x immunotherapies, T-Knife, Tmunity, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

From other immunotherapies we expect to see competition from the following technologies and third parties:

•                  CAR-T in hematological malignancies: Engineered T cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the FDA Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the European Medicines Agency (EMA) in the European Union. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Autolus, Baylor College of Medicine, Bellicum Inc, bluebird bio, Celyad, Celgene, Cellectis, CRISPR Therapeutics, Fate

Therapeutics, Mustang Bio, Novartis, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead), Refuge Biotechnologies Inc, Sorrento Therapeutics and Ziopharm Oncology.

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

On June 23, 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. Intention to withdraw from the European Union was provided to the European Council on March 29, 2017. This notification has triggered a negotiation period for the terms of withdrawal from the European Union that may last for at least two years.  As of the date hereof, the United Kingdom and the European Union have not finalized the  terms of withdrawal. If no terms are finalized prior to the March 29, 2019 deadline, there will be no transitional period and the Treaty on the European Union and the Treaty on the Functioning of the European Union will cease to apply to the United Kingdom from that date. The decision to withdraw from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. It is not known at this time how Brexit will impact the relationship between the United Kingdom and the European Union. The results of the negotiation periodcould negatively impact the free movement of goods and individuals between the United Kingdom and the European Union or required additional presence (directly or indirectly) to be established within the European Union in order to support clinical trials within the European Union.  The decision to withdraw and ongoing Brexit negotiations have also caused significant market volatility and currency exchange rate fluctuations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.  In addition, currency exchange rates in the pounds sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by these developments.  Should this foreign exchange volatility continue, it could cause volatility in our quarterly financial results which may affect the market price of our ADSs.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four year period. As of September 30, 2018, an aggregate of 49,766,001 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

We incur increased costs as a result of being a public company whose ADSs are publicly traded in the United States and our management must devote substantial time to public company compliance and other compliance requirements.

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

ADAPTIMMUNE THERAPEUTICS PLC

November 6, 2018	/s/ James Noble
James Noble
Chief Executive Officer

November 6, 2018	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer