Form 10-K
period 2018-12-31
Adaptimmune Therapeutics PLC
filed 2019-02-27
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares, par value £0.001 per share, held by non-affiliates was approximately $877,532,585.

As of February 26, 2019 the number of outstanding ordinary shares, par value £0.001 per share, of the Registrant is 628,148,866.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

GENERAL INFORMATION

In this Annual Report on Form 10‑K (“Annual Report”), “Adaptimmune,” the “Group,” the “Company,” “we,” “us” and “our” refer to Adaptimmune Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires. “Adaptimmune” and “SPEAR” are registered trademarks of Adaptimmune.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•

our ability to successfully advance our ADP-A2M10 (MAGE-A10), ADP-A2M4 (MAGE-A4) and ADP-A2AFP (AFP) products through clinical development and the timing within which we can recruit patients and treat patients in our clinical trials;

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

•	the scope and timing of performance of our ongoing collaboration with GSK;
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

•	increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients into clinical trials;
•	claims for personal injury or death arising from the use of our SPEAR T-cell candidates;
•	our ability to attract and retain qualified personnel; and
•	additional factors that are not known to us at this time.

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

Item 1.   Business

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to patients, particularly in solid tumors. Our comprehensive and proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables us to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce therapeutic candidates for administration to patients. Using our affinity engineered TCRs, we aim to become the first company to have a TCR T-cell approved for a solid tumor indication.

We have three SPEAR T-cells in clinical trials, ADP-A2M10 (MAGE-A10), ADP-A2M4 (MAGE-A4) and ADP-A2AFP (AFP).  All SPEAR T-cells are currently exhibiting acceptable tolerability profiles with no evidence of off-target toxicities observed.

•

Two Phase 1 clinical trials are ongoing with ADP-A2M10. The first clinical trial is in patients with non-small cell lung cancer (“NSCLC”). The second clinical trial is in patients with three cancer tumor types,  urothelial, melanoma and head and neck cancers. Both trials have progressed to the expansion phase, with patients being treated with up to 10 billion transduced SPEAR T-cells.

•

A Phase 1 clinical trial is ongoing with ADP-A2M4 in bladder, melanoma, head and neck, ovarian, NSCLC, synovial sarcoma, myxoid round cell liposarcoma (“MRCLS”), esophageal, and gastric cancers. This trial is now in the expansion phase with patients being treated with up to 10 billion transduced SPEAR T-cells.

•

A  Phase 1 clinical trial is ongoing with ADP-A2AFP in patients with hepatocellular carcinoma. The trial is in the dose escalation phase with patients receiving a target dose of 1 billion transduced SPEAR T-cells.

A fourth SPEAR T-cell, the NY-ESO SPEAR T-cell was transitioned to GlaxoSmithKline (“GSK”) during 2018 following GSK’s exercise of its option to obtain an exclusive global license to the NY-ESO SPEAR T-cell program in September 2017. GSK has assumed full responsibility for all development, manufacturing and commercialization activities for the NY-ESO SPEAR T-cell including progression of this SPEAR T-cell into further clinical trials.

We have our own manufacturing facility in the United States that routinely manufactures SPEAR T-cells to treat patients across a broad range of solid tumors. We also have dedicated vector manufacturing in the United Kingdom and we anticipate producing our first batch of vector to support pilot clinical trials in 2019, which will enable us to continue to develop enhancements and improvements with the aim of reducing the time taken to manufacture and supply patient product.

We continue to use our SPEAR T-cell platform to identify and validate further cancer targets (including targets which are closely related to a specific disease indication) to which SPEAR T-cells can be directed. We have a number of preclinical programs in progress.

We have a number of next generation and combination strategies designed to further enhance our SPEAR T-cells. In addition to our internal next generation programs, we also have collaborations with third parties intended to promote further next generation solutions. These include our collaboration with Universal Cells, Inc. (“Universal Cells”) and our collaboration with Bellicum Pharmaceutical Inc. (“Bellicum”). With Universal Cells, we are looking to develop affinity engineered donor T-cells that are universally applicable to all patients. While these “off-the shelf cells” would be specific for a given Human Leukocyte Antigen (“HLA”) type and target antigen, they would overcome the current limitation of autologous therapies that need to be manufactured specifically for each patient. The enhanced T-cell technology being developed involves selective engineering of cell surface proteins, without the use of nucleases, to develop these T-cell products. If successful, this will enable us to treat our patients with an off-the-shelf product. Our Bellicum collaboration was announced in December 2016 and under the collaboration, we are evaluating Bellicum’s

GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with our SPEAR T-cells for the potential to create enhanced T-cell therapeutics.

Business Strategy

Our strategic objective is to be a world leader in discovering, developing and commercializing TCR-based T-cell therapies that transform the clinical outcomes of patients with cancer. We have an ambition to have the first TCR T-cell approved for a solid tumor indication. In order to achieve our objectives, we are focused on the following strategies:

Advance our clinical studies for ADP-A2M10,  ADP-A2M4 and ADP-A2AFP.  We have three wholly owned SPEAR T-cells with open INDs covering multiple indications. We plan to advance these wholly-owned SPEAR T-cells during 2019 with the aim of providing initial clinical data for ADP-A2M10 and ADP-A2M4 during the first half of 2019. We are working with leading cancer centers including through our strategic alliance agreement with MD Anderson Cancer Center, to advance our SPEAR T-cells through clinical studies.

Continue to use our SPEAR T-cell platform to generate SPEAR T-cells for cancers with limited existing therapeutic approaches. We intend to continue to generate new SPEAR T-cells from our fully integrated technology platform, which enables the systematic identification and validation of suitable target peptides, T-cell cloning, engineering of TCRs and preclinical testing processes. We also continue to develop SPEAR T-cells to address targets from different HLA-types.

Continue to understand, further enhance and improve the effectiveness and persistence of our SPEAR T-cell therapies. We continue to evaluate and work to understand the mechanism of action of our SPEAR T-cells, in particular the best approaches for further enhancing the effectiveness and persistence of our SPEAR T-cells. We continue to further develop our SPEAR T-cells internally and through multiple collaborations including by exploring the addition of other components in our lentiviral vector, which would be expressed in the SPEAR T-cells alongside our engineered TCR.

Optimize and expand our process development and manufacturing capabilities to maintain our leadership position in the TCR space. We have a SPEAR T-cell manufacturing facility in the United States and dedicated vector manufacturing capability in the UK and we anticipate producing our first batch of vector to support pilot clinical trials in 2019. We will continue to expand our SPEAR T-cell and vector manufacturing capability during 2019 including optimization of the manufacture, supply, associated analytical expertise and quality systems for our SPEAR T-cell therapies. We also continue to work and develop an off-the-shelf product.

Expand our intellectual property portfolio. We intend to continue building on our technology platform, comprising intellectual property, proprietary methods and know-how in the field of TCRs and T-cells. These assets form the foundation for our ability to strengthen our product pipeline and to defend and expand our position as a leader in the field of T-cell therapies.

Our SPEAR T-cell Therapies

The Immune System and T-cells

The immune system plays an important role in targeting and destroying cancer cells. Specifically, T-cells, which are a type of white blood cell, and their receptors create a natural system that is designed to scan the body for diseased cells. In general, cells process proteins internally and then convert these proteins into peptide fragments which are then presented on the cell surface by a protein complex called the Human Leukocyte Antigen, or HLA. T-cells naturally scan all other cells in the body for the presence of abnormal peptide fragments, such as those generated from infectious agents. Recognition of this peptide-HLA complex takes place through the TCR expressed on the T-cells. However, binding of naturally occurring TCRs to cancer targets tends to be very poor because cancer proteins appear very similar to naturally occurring proteins on healthy cells and TCRs that recognize what the body sees as “self-proteins” are eliminated during early human development. Even when TCRs recognize cancer cells expressing novel proteins caused by mutations, elements of the immune system, or the cancer itself often suppress the T-cell response.

Target Identification and Validation

Before developing any engineered T-cell or TCR, it is important to identify and validate a suitable target cancer peptide. The target must be expressed primarily only on the cancer cells of interest and with expression in normal non-cancerous tissue only where a risk to the patient would be deemed acceptable. Careful validation and identification of targets is important to ensuring that any engineered TCR is specific to the targeted cancer and does not bind to the same target on non-cancer cells, or that the TCR does not recognize a similar peptide derived from a protein in normal cells. Our target identification platform is focused on three approaches. First, we are using our platform to validate cancer testis antigens, for example the MAGE-A4 and MAGE-A10 antigens. Second, we are using our platform to identify non-cancer testis antigens which are closely related to a specific disease indication, for example the AFP antigen.  Finally, we are identifying targets in the context of different HLA types ensuring that we can address a broad patient population for any given target across multiple HLA types.

Affinity Engineering

Following identification of a suitable target peptide, we identify TCRs that are capable of binding to that target peptide. We then engineer those identified TCRs to enhance and optimize their ability to target and bind to the cancer peptides, thereby enabling a highly targeted immunotherapy. The optimized TCR then undergoes extensive preclinical safety testing prior to administration to patients. Our SPEAR T-cell platform technology enables us to develop a pipeline of targets and TCR therapeutic candidates that we believe may be effective in a variety of cancer types that are unresponsive to currently available and experimental therapies. We have three wholly owned SPEAR T-cells currently in clinical trials (ADP-A2M10, ADP-A2M4 and ADP-A2AFP) and a pipeline of SPEAR T-cells in development, including SPEAR T-cells directed to peptides expressed in the context of different HLA-types.

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

Our Wholly Owned Clinical Product Pipeline

ADP-A2M10

Phase 1 clinical trials are ongoing with ADP-A2M10 in NSCLC, urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. These trials are first-in-human, open-label studies utilizing a modified 3+3 design with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), and 5 billion (Cohort 3) transduced SPEAR T-cells to evaluate safety, including dose limiting toxicities (DLTs). The first three safety cohorts are followed by an expansion phase with doses of up to 10 billion SPEAR T-cells. Patients are currently being enrolled in the expansion phase in both trials.

No evidence of off-target toxicity has been observed and as of December 31, 2018, most adverse events have been consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immunotherapies. Data from the first two cohorts of the ADP-A2M10 clinical trials were presented at the European Society for Medical Oncology meeting (ESMO) in October 2018.

ADP-A2M4

A Phase 1 clinical trial is ongoing in nine solid tumor indications including urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal, gastric cancers, synovial sarcoma and MRCLS. This trial is a first-in-human, open-label study utilizing a modified 3+3 design with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), and 5 billion (Cohort 3) transduced SPEAR T-cells to evaluate safety, including DLTs. The first three safety cohorts are followed by an expansion phase with doses of up to 10 billion SPEAR T-cells. Patients are currently being enrolled in the expansion phase of the trial.

No evidence of off-target toxicity has been observed in the initial safety cohorts of the trial and as of December 31, 2018, most adverse events have been consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immunotherapies.

Data from the first two cohorts of the ADP-A2M4 clinical trial were presented at ESMO in October 2018.

ADP-A2AFP

A Phase 1, open label, dose escalation trial is ongoing. This study is designed to evaluate the safety and anti-tumor activity of ADP-A2AFP in hepatocellular carcinoma (“HCC”). The trial is open in the United States, United Kingdom and Spain. The Phase 1 clinical trial includes a dose escalation utilizing a modified 3+3 design with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), and 5 billion (Cohort 3) transduced SPEAR T-cells to evaluate safety, including dose limiting toxicities (DLTs), followed by expansion phase with possible doses of up to 10 billion SPEAR T-cells to further explore safety and potential evidence of anti-tumor activity. The trial is currently enrolling patients within the second dose cohort, with patients receiving target doses of 1 billion cells. There were no dose limiting toxicity events or evidence of off-target toxicity observed in the first dose cohort.

NY-ESO SPEAR T-cell Therapy (transitioned to GSK)

On September 7, 2017, we announced that GSK had exercised its option under the strategic collaboration and license agreement with GSK (as amended from time to time, the “GSK Collaboration and License Agreement”) to exclusively license the right to research, develop and commercialize the NY-ESO SPEAR T-cell. Following exercise of this option by GSK, the NY-ESO SPEAR T-cell program was transitioned to GSK in August 2018 at which point GSK assumed full responsibility for future research, development and potential commercialization of the NY-ESO T-cell therapy (now called GSK 3377794).

GSK nominated a second target program for the PRAME target antigen, which was announced on 9 January 2017. We have since completed all work under this collaboration program. The program led to the development of a final lead candidate SPEAR T-cell directed to a specific peptide from the PRAME antigen. We and GSK agreed that the collaboration should not continue due to the peptide, to which the lead candidate was directed, not reaching GSK criteria.

GSK have now nominated a third target program that will evaluate and develop new SPEAR T-cells. Adaptimmune and GSK are in the process of agreeing a collaboration program for this third target program.

GSK is entitled to nominate two further target programs under the GSK Collaboration and License Agreement, excluding our ongoing wholly-owned development programs.

Preclinical candidates

We continue to progress development of new SPEAR T-cells directed to new targets and to targets expressed in the context of HLA-types other than HLA-A2.

Next Generation Technology

We believe that there is potential to enhance the potency and durability of our SPEAR T-cells, for instance by adding additional active proteins by means of the lentiviral delivery system. These enhancements are designed to result in next generation SPEAR T-cells for future clinical programs. We have multiple development programs ongoing both internally and with third party collaborators to develop various enhancements to our SPEAR T-cells. For example, we have development programs for:

•	a dominant negative TGF-Beta (‘dnTGFBRII’) SPEAR T-cell designed to block immune suppression by TGF-Beta in certain tumor microenvironments,
•	CD8 constructs that aim to promote epitope spreading, anti-tumor memory and tumor inflammation,
•	phosphodiesterase constructs designed to enhance T-cell proliferation, and
•	inducible IL-7 constructs that aim to enhance persistence of our SPEAR T-cells.

Preclinical development is ongoing for a number of these programs with the aim of having the first next generation construct ready for IND submission during the second half of 2019.

Manufacturing Platform Development

Manufacturing Capability

We have our own SPEAR T-cell manufacturing capability at the Navy Yard in Philadelphia, Pennsylvania. Patient product manufacture for our wholly owned assets has started across a range of solid tumors.  The Navy Yard facility is currently capable of manufacturing SPEAR T-cell product for up to 10 patients per month. This is scalable to 100 patients per month. We have dedicated vector manufacturing capability in the United Kingdom, with the first production of vector for pilot clinical trials expected in 2019. Control of our own manufacturing process enables us to improve and further develop our processes for manufacture of our SPEAR T-cells. We continue to work with our third party T-cell supplier to increase capacity for T-cell manufacture and are using a third party vector manufacturer for supply of vectors to support our ongoing clinical trials.

Manufacturing Improvements

We have the goal of reducing the time between apheresis of a patient and return of affinity enhanced SPEAR T-cells back to the patient. We have made a number of changes to our current SPEAR T-cell manufacturing process and are continuing to make changes. In particular, we have implemented rapid sterility testing within our Navy Yard facility. We have also developed a suspension vector manufacturing process with the first production run for early stage clinical trials expected in 2019.

Core Alliances and Collaborations

We have entered into core alliance or collaboration agreements with GSK (Collaboration and License Agreement), MD Anderson Cancer Center (collaboration designed to expedite the development of T-cell therapies for multiple types of cancer); Universal Cells (collaboration relating to gene editing and HLA-engineering technology); and Bellicum Pharmaceuticals Inc. (Co-Development and Co-Commercialization Agreement).

GSK Collaboration and License Agreement

We entered into the GSK Collaboration and License Agreement regarding the development, manufacture and commercialization of TCR therapeutic candidates in May 2014. The collaboration is for up to five programs. The first program was the NY-ESO SPEAR T-cell program, in relation to which GSK has now exercised its option to take an exclusive license. The second program related to development of a SPEAR T-cell to a peptide derived from the PRAME antigen. This program has now completed. We are in the process of agreeing the third target program with GSK.

Under the terms of the GSK Collaboration and License Agreement, the Company may be entitled to:

•

development milestones of up to £18 million ($23 million) per product and HLA-type for the NY-ESO Program and up to £21.5 million ($27.3 million) per product and HLA-type for other programs (including the third target program);

•

regulatory milestones of up to £36 million ($45.7 million) per product and HLA-type for the NY-ESO program and up to £40 million ($50.8 million) per product and HLA-type for other programs (including the third target program); and

•

commercialization milestones upon the first commercial sale of a product of up to £70.5 million ($89.5 million) per product and HLA-type for the NY-ESO Program and up to £80 million ($101.5 million) per product and HLA-type for other programs (including the third target program).

The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition for any program, multiple products may be developed in the context of different HLA-types.  As of December 31, 2018, we had achieved development milestones of $66.4 million.

For other programs (including the third target program) under the GSK Collaboration and License Agreement, an option fee is also payable of up to £6 million ($7.6 million) on exercise of the option by GSK, after which GSK is responsible for all development expenses.

For any product that is commercialized by GSK, the Company may receive tiered sales milestones up to £200 million ($253.8 million) per product and HLA-type and mid-single to low double-digit royalties on worldwide net sales of the applicable product. Royalties are payable while there is a jointly owned or solely owned valid patent claim covering the SPEAR T-cell in the country in which the relevant SPEAR T-cell is being sold and, in each case, for a minimum of 10 years from first commercial sale of the relevant TCR therapeutic. Sales milestones also apply once any TCR therapeutic covered by the GSK Collaboration and License Agreement is on the market.

On September 7, 2017 we announced that GSK had exercised its exclusive option for the NY-ESO SPEAR T-cell program. Transition of the program to GSK occurred during 2018. GSK has now assumed full responsibility for the NY-ESO SPEAR T-cell program including any ongoing clinical trials. As a result of the option exercise, Adaptimmune received £48 million (approximately $61 million) from GSK over the course of the transition period. This included development milestones of £18 million (approximately $23 million) and an option payment of £30 million (approximately $38 million), which also allows GSK to nominate two additional targets following completion of the transition. Successful continuation of development and subsequent commercialization of NY-ESO would trigger additional payments for development milestones, tiered sales milestones, and mid-single to low double-digit royalties on worldwide net sales.

Upon nomination of the third target program by GSK, we have granted to GSK an exclusive option to the nominated target which can be exercised up to four months after approval of an IND application in relation to a TCR therapeutic candidate directed against the nominated target. We are responsible for taking the third target program through preclinical testing and up to IND application filing. GSK is responsible for the IND filing itself should the preclinical testing and development be favorable.

Two other targets may be nominated by GSK at specified times under the GSK Collaboration and License Agreement, excluding any wholly-owned research programs already in progress by us. Upon nomination by GSK of any of these two additional targets, we will grant to GSK an exclusive option on each target, which can be exercised up to four months after approval of an IND application in relation to a TCR therapeutic candidate directed against the nominated target. Nomination also triggers the start of a collaboration program to develop the relevant TCR therapeutic candidate directed to the nominated target peptide.

Following exercise of any option (including the options for the NY-ESO SPEAR T-cell and third target programs), we will grant to (and have granted in relation to the NY-ESO SPEAR T-cell) GSK an exclusive worldwide license under intellectual property rights specific to the SPEAR T-cell developed under the relevant collaboration programs. GSK will, at its own expense, be fully responsible for all further development and commercialization of the relevant T-cell candidates. The licenses do not include a right for GSK to develop alternative affinity-enhanced TCRs using our intellectual property rights or to develop other TCR therapeutic candidates directed to different target peptides. Under the agreement, we are also prohibited from independently developing or commercializing T-cell therapeutics directed at the targets subject to outstanding options granted to GSK.

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

As of December 31, 2018 we owned or jointly owned approximately 152 granted patents (of which 17 are U.S.-issued patents) and 338 pending patent applications (of which 43 are U.S. National patent applications). These patents and patent applications include claims directed to our SPEAR T-cells, our platform technology used to identify and generate engineered TCR therapeutic candidates, our next generation SPEAR T-cell technology and our manufacturing and process technology.

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

ADP-A2M10 - We own patent applications covering the composition of matter of ADP-A2M10. The patent application claims are directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. An initial priority patent application was filed in the United Kingdom Intellectual Property Office (“UKIPO”) and a patent application under the applicable Patent Co-operation Treaty has since been filed claiming priority from that United Kingdom patent application. National applications have been filed in all commercially relevant territories.

ADP-A2AFP - We own patent applications covering the composition of matter of ADP-A2AFP. As with our NY-ESO and ADP-A2M10 products, the patent application claims are directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. An initial priority patent application was filed in the UKIPO and a patent application under the applicable Patent Co-operation Treaty has since been filed claiming priority from that United Kingdom patent application. National applications have been filed in all commercially relevant territories and claims have been allowed in Europe.

ADP-A2M4 - We own three patent applications covering the composition of matter of ADP-A2M4 and other related TCRs. As with our NY-ESO and ADP-A2M10 products, the patent application claims are directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. The initial priority patent applications were filed in the UKIPO and patent applications under the applicable Patent Co-operation Treaty have since been filed claiming priority from that United Kingdom patent application. National applications have been filed in all commercially relevant territories.

Platform Technology

We jointly own a number of platform technology patents and patent applications which are directed to certain aspects of the process that we use to engineer our SPEAR TCRs. These are jointly owned with Immunocore Limited (“Immunocore”), a company with whom, historically, we had a shared development history. For example, patents directed to the di-sulphide bond stabilization technique required to solubilize TCRs for isolation, characterization and validation have been issued in major territories including Australia, Canada, China, major European territories (including the United Kingdom, France, Germany, Spain and Italy), India, Hong Kong, Japan, the United States and South Africa and are expected to expire beginning in 2022. Patents have also been granted in relation to our phage display approach for TCRs and are expected to expire beginning in 2023. The priority patent application was filed in 2002 and patents are now granted in the United States, Australia, Canada, China, major European territories (including the United Kingdom, France, Germany, Spain and Italy), Japan, South Africa, India, Norway and New Zealand. Other examples include an issued patent directed to a method for increasing the affinity of given TCRs to a target peptide (expected to expire in 2025) and patent applications directed to decreasing off-target reactivity and selection for the affinity-enhanced TCRs.

Novel targets

We have filed 29 patent applications under the Patent Cooperation Treaty which cover peptides expressed on the tumor cell surface and the TCRs which recognize them. The applications as filed cover 872 peptides from 63 different target proteins. National applications have been filed in all commercially relevant territories.

TCR libraries

We have filed 10 patent applications which cover large libraries of TCR genes which we have generated and the method of their generation: these act as proprietary sources for screening for TCRs, which are the starting points for affinity engineering into clinical candidates. National applications have been filed in all commercially relevant territories

Manufacturing Process Patents and Patent Applications

We have know-how and patent applications relating to the manufacture of our SPEAR T-cells. For example, we have filed patent applications in commercially relevant territories, which claim priority from initial priority patent applications filed at the USPTO and UKIPO, which are directed to a particular modification to the lentiviral vector technology. We believe this modification enhances the safety profile of the lentiviral vector technology. This has been granted in the United States and allowed in Europe. Further patent applications have been filed on the manufacturing and quality control of our products

Preclinical and Next Generation Approaches

We have recently filed a priority generating patent application in relation to a gene which prevents our cytotoxic T-cells from being inhibited by the immunosuppressive tumor microenvironment. A patent application under the applicable Patent Co-operation Treaty has since been filed claiming priority from that United Kingdom patent application and a patent application was filed in the United States for accelerated prosecution under the Cancer Immunotherapy Pilot Program, and subsequently granted. We plan to file national applications claiming priority from this in all commercially relevant territories. This is potentially relevant to all of our SPEAR T-cells in solid tumor indications and protects one of the next generation SPEAR T-cell products under development. Two further patent applications have been filed on modifications to the SPEAR T-cells enhancing their in vivo activity. We have also received a notice of grant for a European patent covering methods for predicting binding of a TCR to an off-target peptide utilizing proprietary alanine scanning processes.

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

Immunotherapy is an active area of research and a number of immune-related products have been identified in recent years that are alleged to modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T-cell activation. More recently, bi-specific antibodies and checkpoint inhibitors (for instance PD‑1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the TCR, thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors on the other hand work by targeting receptors that inhibit T-cell effectiveness and proliferation and essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody-drug complexes, TCR-mimic antibodies, oncolytic viruses, cancer vaccines. A variety of cell-based autologous and allogeneic approaches are also being researched and developed, including but not limited to: CAR-T cell, TCR T-cell, GammaDelta T-cell, CAR-NK cell, NK cell, NKT cell and CTL.

•

CAR-T in hematological malignancies: Engineered T-cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the U.S. Food and Drug Administration (“FDA”) Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the European Medicines Agency (EMA) in the European Union. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Atara Bio, Autolus, Baylor College of Medicine, Bellicum Inc, bluebird bio, Celyad, Celgene, Cellectis, CRISPR Therapeutics, Fate Therapeutics, Intrexon, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead), Mustang Bio, Novartis, Precigen, Refuge Biotechnologies Inc, Sorrento Therapeutics and Ziopharm Oncology.

•

CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte, Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics,  MaxCyte, Memorial Sloan Kettering Cancer Center, Mustang bio, Poseida Therapeutics, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme and Tmunity.

•

CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards suitable antigen targets. Another area of development is the creation of CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19, BCMA, NY-ESO-1, p53 and WT1. A number of pharmaceutical, biotechnology, and academic institutions are researching and developing CARs & TCR-mimics targeting the peptide-HLA complex, including but not limited to: Adicet Bio / Regeneron, Altor Bioscience, Cancer Research Technology/CRUK, Eureka Therapeutics, Gritstone Oncology, Morphosys, Xencor and Ziopharm Oncology.

•

TCR T-cells: TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: AFP, CD20, HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MART1, NRAS, NY-ESO-1, p53, PRAME, TGFβRII frameshift antigen WT1, as well as personalized neoantigens. Juno Therapeutics (a Celgene Company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus,  Atreca, Baylor College, Bellicum, BioNTech, bluebird bio, Captain T cell, Cellular Biomedicine Group Inc, Cell Medica Ltd,  GigaMune,

GSK,  Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc (with Ospedale San Raffaele), Juno Therapeutics, Kiromic, Kite Pharma (Gilead), Lion TCR LTD,  MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics, Parker Institute, Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR x immunotherapies, T-Knife, Tmunity, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

•

Other cell-based approaches: In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating the potential of GammaDelta T-cell, CAR-Macrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocytes (MILs), Multi-tumor-associated antigen (TAA)-specific T-cells and virus-specific T-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Adicet Bio, Atara Bio, Aurora BioPharma, Cell Medica, Cellular Biomedicine Group Inc, CytomX, Celgene, Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Genocea, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), KSQ Therapeutics, Multimmune, NantKwest, Sorrento Therapeutics, Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio), Torque Therapeutics WindMIL Therapeutics and  Ziopharm Oncology.

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

A 30‑day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not communicated deficiencies with the IND within this 30‑day period, the clinical trial proposed in the IND may begin

Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

In most cases, the FDA requires two adequate and well-controlled clinical trials to demonstrate the efficacy of the biologic. A single Phase 3 trial with other confirmatory evidence may be sufficient in some instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing, compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls as well as proposed labeling for the product. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,335,000, and the manufacturer and/or sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently exceeding $110,000 per product and $569,000 per establishment. These fees are typically increased annually.

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

After the FDA evaluates the BLA, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, may require submission and FDA approval of a BLA supplement before the change can be implemented. A BLA supplement for a new indication may require clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.

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

Expedited Pathways

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life- threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. These expedited programs include fast track designation, breakthrough therapy designation, accelerated approval, and priority review designation.

Fast Track Designation

Under the fast track program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

Benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Accelerated Approval

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

Under the breakthrough therapy program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the biologic candidate. The FDA must determine if the biological product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request.  Breakthrough Therapy Designation has all of the benefits of Fast Track designation as well as additional benefits such as FDA organizational commitment and intensive FDA guidance.

The FDA may also award RMAT designation to regenerative medicine products. An RMAT designation is similar to breakthrough therapy designation and includes increased opportunities to meet with FDA officials and early meetings to discuss potential surrogate or intermediate endpoints. RMAT designation is available to regenerative medicine therapies where the therapy is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and the preliminary clinical evidence indicates that the therapy has the potential to address unmet medical needs for the disease or condition.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or efficacy supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. Under the Best Pharmaceuticals for Children Act, or BPCA, a sponsor that qualifies for “pediatric exclusivity” is entitled to an additional six months of market exclusivity if it complies with a Written Request, or WR, issued by FDA for pediatric studies.  The sponsor may apply to FDA to issue a WR.  Pediatric exclusivity may apply to patent rights and to FDA regulatory exclusivity and operates by adding six months of exclusivity on to the end of the latest-expiring form of exclusivity.  To qualify for pediatric exclusivity, at least one of those rights must still be currently in force at the time FDA approves the pediatric studies.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, a biological product may be deemed biosimilar to an FDA-approved biological product or reference biological product upon a showing that there are no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity generally must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA. As of January 2019, the FDA had approved a total of 17 biosimilars, and seven of these had been launched into the U.St market.

Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation, which is still being evaluated by the FDA. Controversy over the appropriate manner of naming biosimilars has caused delay as well, with FDA currently calling for biosimilar names to have a random four-letter suffix appended to the name of the reference compound to which they refer.  In addition, complexities of the regulatory provisions of the BPCIA, as well as the patent litigation provisions in the statute and accompanying litigation, have also led to a relatively slow pace of biosimilar approvals.  FDA is taking steps to address these issues, most recently issuing the Biosimilars Action Plan, or BAP, to increase the speed and efficiency of biosimilar approvals and usage in the clinical setting.

A reference biologic is granted 12 years of marketing exclusivity from the time of first licensure of the reference product, and in addition no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) eighteen months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) eighteen months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42‑month period.

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

Europe and Rest of the World Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions both due to our location and the fact that we are engaging in clinical programs outside of the United States and will want to obtain worldwide regulatory approval for our TCR therapeutic candidates. In particular we have clinical trials ongoing in the United Kingdom and Spain and will be subject to regulations relating to performance of those clinical trials and manufacture and supply of our SPEAR T-cells and patient materials in the United Kingdom and Spain. Prior to supplying any TCR therapeutic candidate in any country or starting any clinical trials in any country outside of the United States we must obtain the requisite approvals from regulatory authorities in such countries. The existence of a United States regulatory approval does not guarantee that regulatory approvals will be obtained in other countries in which we wish to conduct clinical trials or market our TCR therapeutic candidates. In the European Union, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively prior to any clinical trial being conducted in the relevant country. A marketing authorization application is then submitted to the EMA for approval by the European Commission. Finally, prior to any commercial supply, a pricing and reimbursement application is submitted to each relevant country’s national or local health authority(ies).

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with Good Clinical Practice (“GCP”) and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. However, the interpretation of these requirements may well differ from country to country.

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

Procedures Governing Approval of Products in the European Union

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

To obtain marketing approval of a product under European Union regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting the scientific assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization.  For advanced therapy medicinal products (ATMPs), the scientific evaluation of MAA is primarily performed by the Committee for Advanced Therapies (CAT).  The CAT prepares a draft opinion of each ATMP subject to a MAA which is sent for final approval to the CHMP.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. Then, the European Commission grants or refuses the marketing authorization, following a procedure that involves representatives of the member states. The Commission's decision is in accordance with the CHMP's assessment except in very rare cases.

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

Employees

As of December 31, 2018, we had 430 employees. Of these employees, 337 were in research and development (including in manufacturing and operations, and quality control and quality assurance) and 93 were in management and administrative functions (including business development, finance, intellectual property, information technology and general administration). We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

Available Information

Access to our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at www.adaptimmune.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10‑K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Item 1A. Risk Factors

Our business has significant risks. You should carefully consider the following risk factors as well as all other information contained in this Annual Report, including our consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described below are those significant risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

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

For the years ended December 31, 2018, 2017 and 2016, we incurred net losses of $95.5 million, $70.1 million, and $71.6 million, respectively. As of December 31, 2018, we had accumulated losses of $318.5 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving GSK milestones (for both the NY-ESO program and any future SPEAR T-cell programs under the GSK Collaboration and License Agreement) and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional funding.

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

As of December 31, 2018, we had $68.4 million of cash and cash equivalents and $136.8 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of ADP-A2M10, ADP-A2M4 and ADP-A2AFP, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents, short-term deposits and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration, may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Risks Related to the Development of Our SPEAR T-cells

Our business is highly dependent on our existing SPEAR T-cell candidates including the NY-ESO SPEAR T-cell, the ADP-A2M10, ADP-A2M4 and ADP-A2AFP products, which will require significant additional clinical testing before we can seek regulatory approval and begin commercialization of any of our SPEAR T-cells.

There is no guarantee that any of our SPEAR T-cells will achieve regulatory approval or proceed to the next stage of clinical programs. The process for obtaining marketing approval for any candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval, if at all.

There is no guarantee that the results obtained in current clinical trials for the NY-ESO SPEAR T-cell will be sufficient for GSK to plan one or more pivotal clinical trials and obtain regulatory approval or marketing authorization. Negative results in the NY-ESO SPEAR T-cell clinical program may also impact our ability to obtain regulatory approval for other SPEAR T-cells, either at all or within anticipated timeframes because, although the SPEAR T-cell may target a different cancer peptide, the underlying technology platform, manufacturing process and development process is the same for all of our SPEAR T-cells. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other SPEAR T-cells.

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

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future SPEAR T-cells, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required. For example, the FDA issued a partial clinical hold for the Company’s proposed MRCLS trial with NY-ESO following review of the IND submitted for the trial. The FDA notification was not based on safety concerns. In its correspondence the FDA requested additional Chemistry Manufacturing and Controls, or CMC, and clinical information prior to the commencement of the proposed trial. An amendment to the ADP‑0011‑007 protocol for the trial was filed with the FDA which converted the trial into a pilot trial (rather than the previously proposed pivotal trial design with a futility phase) and this amended protocol was approved by the FDA resulting in a lift of the partial clinical hold. The start of the MRCLS trial was delayed as a result of the FDA issued partial clinical hold and there is no guarantee that any later MRCLS pivotal trial or further SPEAR T-cell trial will be approved by the FDA.

We are continuing to expand our clinical trial footprint in Europe.  This requires gaining the approval of country specific review bodies for GMO application and Clinical Trial Application.  As this is usually not a harmonized process, the requirements can vary considerably and delays can be incurred at a country level.

In the United States, some institutional review boards, or IRBs, have requested that the Sponsor obtain Investigational Device Exemptions (IDE) from the FDA for the validated clinical trial assay being used to select patients. This has delayed the initiation of some sites and limited the ability to obtain high risk biopsies until an IDE has been granted. We plan to proactively seek IDEs for our SPEAR T-cell assays where appropriate. IDE approval by the FDA is not guaranteed.

Our SPEAR T-cells being developed may have potentially fatal cross-reactivity to other peptides or protein sequences within the body.

One of our prior SPEAR T-cells, designed to target an HLA‑1 restricted MAGE-A3 cancer-specific peptide, recognized another unrelated peptide from a protein called TITIN, expressed within normal cardiac and other muscle tissues in patients. As a result of this cross-reactivity to the TITIN protein in the heart, two patients died during our MAGE-A3 clinical program, the program was put on pause, then formally placed on hold by the FDA, after which we terminated the program. We subsequently developed a preclinical safety testing program that identifies potential cross-reactivity risks but there may be gaps or other problems detected in the testing program at a later date. Even with the use of this testing program, there can be no guarantee that the FDA will permit us to begin clinical trials of any additional SPEAR T-cells other than those for which INDs already exist or that other off-target cross-reactivity will not be identified or present in any patient group. Failure to develop an effective preclinical safety testing program will prevent or delay clinical trials of any SPEAR T-cell. Detection of any cross-reactivity will halt or delay any ongoing clinical trials for any SPEAR T-cell and prevent or delay regulatory approval. Given that the underlying technology platform, manufacturing process and development process is similar for all of our TCR therapies, issues pertaining to cross-reactivity for one SPEAR T-cell may impact our ability to obtain regulatory approval for other SPEAR T-cells undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

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

•

There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In part for this reason, the FDA recommends a 15‑year follow-up observation period for all surviving patients who receive treatment using gene therapies in clinical trials. We may need to adopt such an observation period for our therapeutic candidates; however, the FDA does not require that the tracking be complete prior to its review of the Biologics License Application, or BLA.

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

In addition, results seen in third party clinical trials using other cell therapy products or combination products, for example CAR-T products, may impact on the further advancement of our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the type and severity of neurotoxicity events observed with CD19‑directed CAR-T cell treatments, including the fatal events observed in the NCT02535364 trial, occur with our SPEAR TCRs and we do not therefore believe that any changes to our SPEAR T-cell clinical trial protocols are required. However there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required.

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

Clinical trials are still in the early stages, and it is difficult to predict the results that will be obtained by us or our collaborator in ongoing clinical trials or the next phase or phases of any clinical program. It is also difficult to predict the way in which SPEAR T-cells will interact with third-party products used in combination clinical trials. For example, data seen in third party combination trials with KEYTRUDA® (pembrolizumab) has resulted in certain combination trials with pembrolizumab being placed on clinical hold by the FDA. Any undesirable side effects seen in combination trials may affect our ability or our collaborator’s ability to continue with and obtain regulatory approval for any combination therapy, but may also impact our or our collaborator’s ability to continue with and obtain regulatory approval for SPEAR T-cell therapies alone.

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent our SPEAR T-cells from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death. The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. Further, following infusion of any of our SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment. Symptoms in any given subject would be dependent on the location and other characteristics of their tumor. For example, subjects with lung tumors may experience dyspnea and cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses. These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe and require medical intervention.

As of September 4, 2018, adverse events considered by investigators to be possibly related to either ADP-A2M4 or ADP-A2M10 and presented at ESMO in October 2018 include cytokine release syndrome (“CRS”), pyrexia, peripheral edema, sinus tachycardia/tachycardia, increase in alanine aminotransferase, increase in amylase, increase in aspartate amino transferase, chills, delirium, dysphagia, dysphonia, hemoptysis, hyperhidrosis, hypotension, lymphopenia, leukopenia, neutropenia, pleural effusion, decreased appetite, fatigue, nausea, febrile neutropenia, thrombocytopenia, alopecia, encephalopathy, diarrhea, headache, hypoxia and tumor pain.  As of September 4, 2018, serious adverse events seen in the ADP-A2M4 and ADP-A2M10 studies (whether considered related to the SPEAR T-cells or not) include CRS, dysponea, abdominal pain, cardiac arrest, progressive disease, haemoptysis, neutropenia, pneumonia, respiratory arrest, respiratory failure, sepsis, thrombocytopenia, pancytopenia, atrial fibrillation, hyponatraemia, muscular weakness, encephalopathy, syncope and pleural effusion. There were no dose limiting toxicity events or evidence of off-target toxicity observed in the first dose cohort of the ADP-A2AFP clinical trial.

Because each dose of SPEAR T-cells is patient-specific, the process requires careful handling of patient-specific products and fail-safe tracking, namely the need to ensure that the tracking process is without error and that patient samples are tracked from patient removal, through manufacturing and re-administration to the same patient. Should the tracking process fail, whether at our own facility, a third party facility or at any point in the manufacturing and supply process, a patient could receive another patient’s T-cells resulting in a patient fatality. We will need to invest in systems, such as bar coding, to ensure fail safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in a patient fatality if a patient receives another patient’s T-cells. The tracking systems required to ensure safe patient administration may also require increased administration to satisfy other regulatory requirements, for example data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

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

Our SPEAR T-cells (including the impact of affinity modifying the T-cell receptors within such T-cells) and their potential associated risks are still under investigation. There is no guarantee that our SPEAR T-cells will work in the way we currently anticipate or that affinity modification of T-cell receptors will produce the anticipated enhancements in activity without also compromising the tolerability of the SPEAR T-cells. For example, there is a potential risk that, given that the TCR chains are produced separately and then assembled within patient T cells into full TCRs, the TCR chains from both transduced and naturally occurring T cells could be assembled into an unintended end TCR due to mis-pairing of TCR chains, which could create unknown recognition and cross-reactivity problems within patients. Although this phenomenon has not been reported in humans, it remains a theoretical risk for our SPEAR T-cells and is still being studied and investigated. This could delay regulatory approval, if any, for the relevant SPEAR T-cells. To the extent that any mis-pairing of TCR chains is identified, either in our or our competitors’ clinical trials, additional investment may be required in order to modify relevant SPEAR T-cells and to further assess and validate the risk of such mis-pairing to patients. There is also no guarantee that following modification of the relevant SPEAR T-cell, such modified SPEAR T-cell will remain suitable for patient treatment, that it will eliminate the risk of mis-pairing of TCR chains or that regulatory approval will be obtained at all or on a timely basis in relation to such modified SPEAR T-cells. The occurrence of such events would significantly harm our business, prospects, financial condition and results of operations.

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

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for most of our clinical trials. For example, it has taken longer to recruit patients into our NSCLC trials with both the NY-ESO SPEAR T-cell and ADP-A2M10 due to the low percentage expression of peptide antigen seen in the patient populations at the relevant clinical trial sites. With the NY-ESO SPEAR T-cell, presentation of the NY-ESO antigen occurs predominantly in certain sub-types of NSCLC and additional clinical sites may need to be initiated in order to identify patients with those certain NSCLC sub-types. With ADP-A2M10, presentation of the MAGE-A10 peptide antigen is seen in a lower number of patients than anticipated. This has delayed recruitment of patients into NSCLC trials for both therapies and has resulted in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. For example, initial results from current Phase 1/2 clinical trials with the NY-ESO SPEAR T-cell have suggested that fludarabine is required as part of any patient pre-conditioning regimen. This has required amendment to protocol designs, which did not previously include fludarabine, to include fludarabine.

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

The process of manufacturing and administering our SPEAR T-cells is complex and highly regulated. The manufacture of our SPEAR T-cells involves complex processes, including manufacture of a lentiviral delivery vector containing the gene for our affinity-enhanced engineered TCR. Administration of our SPEAR T-cells includes harvesting white blood cells from the patient, isolating certain T cells from the white blood cells, combining patient T cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T cells to obtain the desired dose, and ultimately infusing the modified T cells back into the patient. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those for more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce.

Delays or failures in the manufacture of SPEAR T-cells (whether by us, any collaborator or our third party contract manufacturer) can result in a patient being unable to receive their SPEAR T-cells or a requirement to re-manufacture SPEAR T-cells which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

•

A failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure (including failure in the bags the Company uses to freeze, differences in patient material, lack of sterility in starting materials), failure in any step of the manufacturing process, failure to maintain asceptic environment or asceptic processes, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, contamination during process;

•

A lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of SPEAR T-cells. Should the process be unreliable, the relevant regulatory agency (for example the FDA in the United States) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;

•	Variations in patient starting material resulting in less product than expected or product which is not viable or cannot be manufactured;

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

•	Inability to procure starting materials or to manufacture starting materials (including for vector manufacture), for example vector required for SPEAR T-cell manufacture;

•

Inability to procure manufacturing slots from third party manufacturers (whether for SPEAR T-cell manufacture or for starting materials manufacture, including vector) at all or on a timely basis. Even where manufacturing slots are agreed in advance with third party manufacturers we cannot guarantee they will not be delayed or cancelled or that any manufacturing process will be successful;

•

Loss of or close-down of any manufacturing facility used in the manufacture of SPEAR T-cells. For example, we will be manufacturing ADP-A2M10 and ADP-A2M4 at our Navy Yard manufacturing facility. Should there be an integrity breach of any asceptic processing areas at the facility (for example caused by contamination, direct physical harm or natural disaster) resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for ADP-A2M10 or ADP-A2M4 within the timescales required for ongoing clinical trials;

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, loss of product, and timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. In addition, we may ultimately be unable to reduce the expenses associated with our SPEAR T-cells to levels that will allow us to achieve a profitable return on investment. We have entered into an alliance with Universal Cells Inc. that, if successful, will enable us to treat patient populations with an off-the-shelf product. However, there is no guarantee that the research program with Universal Cells Inc. will be successful, will be carried out within the timescales currently anticipated or that even if successful it will result in a SPEAR T-cell that can be used to treat patients or that such SPEAR T-cell will allow us to achieve a profitable return on investment.

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

In order to commercially produce our products, we will need to comply with the FDA’s cGMP requirements at our Navy Yard manufacturing facility, the U.K. vector facility and at our third party contract manufacturing facilities.

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

We now manufacture SPEAR T-cells at our Navy Yard manufacturing facility and intend to manufacture vector at the U.K. vector facility in the future. There is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which either facility is operated. This may result in a delay in our ability to manufacture SPEAR T-cells at our own facility or inability to supply vector material for use in the SPEAR T-cell manufacturing process which delay may not be mitigated or mitigatable by third party contract manufacturing facilities. In addition, there is no guarantee that any SPEAR T-cells or vector produced in any of our facilities will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Any failure to meet regulatory requirements or produce SPEAR T-cells and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

The outcome of clinical trials is uncertain and our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our SPEAR T-cells which would prevent or delay regulatory approval and commercialization.

There is a risk in any clinical trial that side effects from our SPEAR T-cells will require a hold on, or termination of, our clinical programs or further adjustments to our clinical programs in order to progress our SPEAR T-cell. Our SPEAR T-cells are novel and unproven, and regulators will therefore require evidence that the safety profile of SPEAR T-cells is acceptable before permitting clinical trials to commence and evidence that the SPEAR T-cells are tolerable and effective before granting any regulatory approval. In particular, because our SPEAR T-cells are subject to regulation as biological products, we will need to demonstrate that they have an acceptable safety profile,  are pure and are potent for use in each target indication. The SPEAR T-cell must demonstrate an acceptable benefit:risk profile in its intended patient population and for its intended use. The benefit:risk profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of our SPEAR T-cells may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response.

The regulatory authorities (including the FDA) may issue a hold on our or our collaborators’ clinical trials as a result of safety information and data obtained in third party clinical trials or in relation to third party products. Any such hold may require addressing by us and our collaborators and will inevitably delay progression of the clinical trials concerned, if such clinical trials progress at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than might be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of results in later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in our ovarian cancer trial with the NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T cells that constituted nearly 100% of the peripheral blood at day 14. As another example, in the synovial sarcoma trial using the NY-ESO SPEAR T-cell there has been one patient death considered to be related to treatment according to the investigator.

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

Certain of our clinical trials include dose escalation studies in which the dose of SPEAR T-cells administered to patients is varied or initial studies in which the pre-treatment regimen may be varied, for example a regimen with and without fludarabine. The outcome of such dose escalation or initial studies will inform the clinical study going forward. However, the need to carry out dose escalation or other initial studies may result in delays in data from such clinical programs while the most suitable dose or regimen is determined. For example, our current clinical trials include dose escalation and therefore efficacy data may not be obtained from initial patients treated at lower doses in such studies.

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

Where any SPEAR T-cell has undesirable side effects, regulatory approval for such therapeutic may be delayed or suspended, or alternatively may be restricted to particular disease indications or patient populations that are more limited than desirable. This could result in the failure of our products reaching the market or a reduction in the patient population for which any SPEAR T-cell can be used.

As of September 4, 2018, adverse events considered by investigators to be possibly related to either ADP-A2M4 or ADP-A2M10 and presented at ESMO in October 2018 include cytokine release syndrome (“CRS”), pyrexia, peripheral oedema, sinus tachycardia/tachycardia, increase in alanine aminotransferase, increase in amylase, increase in aspartate amino transferase, chills, delirium, dysphagia, dysphonia, haemoptysis, hyperhidrosis, hypotension, lymphopenia, leukopenia, neutropenia, pleural effusion, decreased appetite, fatigue, nausea, febrile neutropenia, thrombocytopenia, alopecia, encephalopathy, diarrhea, headache, hypoxia and tumor pain. As of September 4, 2018, serious adverse events seen in the ADP-A2M4 and ADP-A2M10 studies (whether considered related to the SPEAR T-cells or not) include CRS, dysponea, abdominal pain, cardiac arrest, progressive disease, haemoptysis, neutropenia, pneumonia, respiratory arrest, respiratory failure, sepsis, thrombocytopenia, pancytopenia, atrial fibrillation, hyponatraemia, muscular weakness, encephalopathy, syncope and pleural effusion.

In our SPEAR T-cell trials, CRS has been reported in subjects. A subset of these reported CRS events have been Grade 3 or 4 in severity. Subjects with more severe CRS symptoms have generally responded to treatment with the anti-IL6R antibody, tocilizumab. All our clinical trial protocols now allow for use of tocilizumab for treatment of cytokine release syndrome.  Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

Any unacceptable toxicities arising in ongoing clinical programs could result in suspension or termination of those clinical programs. Any suspension or termination may affect other SPEAR T-cell programs and thereby impact our ability to recognize any product revenues. Any side effects may also result in the need to perform additional trials, which will delay regulatory approval for such SPEAR T-cell, if at all, and require additional resources and financial investment to bring the relevant SPEAR T-cell to market.

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

Use of SPEAR T-cells in combination with other third party products or therapies, for example our Collaborator’s use of the NY-ESO SPEAR T-cell in combination with Merck & Co., Inc.’s  PD-1 inhibitor, KEYTRUDA® (pembrolizumab) in patients with multiple myeloma may increase or exacerbate side effects that have been seen with our SPEAR T-cells alone or may result in new side effects that have not previously been identified with our SPEAR T-cells alone. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for SPEAR T-cell therapies alone.

Clinical trials are expensive, time-consuming, unpredictiable and difficult to implement.

Clinical trials, depending on the stage, can be costly as well as difficult to implement and define, particularly with technologies that are not tried and tested, such as our SPEAR T-cells. These factors can lead to a longer clinical development timeline and regulatory approval process, including a requirement to conduct further or more complex clinical trials in order to obtain regulatory approval. Regulatory authorities may disagree with the design of any clinical program and designing an acceptable program could lead to increased timeframes for obtaining of approvals, if any. In addition, progression of clinical trials depends on the ability to recruit suitable patients to those trials and delay in recruiting will impact the timeframes of such clinical trials and as a result the timeframes for obtaining regulatory approval, if any, for the relevant SPEAR T-cells.

In particular, eligible patients must be screened for the target peptide and HLA type, which may reduce the number of patients who can be recruited for any clinical program. For example, low target peptide expression levels in the NY-ESO SPEAR T-cell and ADP-A2M10 programs adversely affected speed of patient recruitment. The ability to administer our SPEAR T-cells to patients in accordance with set protocols for the clinical trials and the results obtained depends on patient participation for the duration of the clinical trial, which many of these patients are unable to do because of their late-stage cancer and limited life expectancy.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded or “reference” product is approved under a BLA. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA. However, the law is complex and is still being interpreted and implemented by the FDA and as a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

There is a risk that the FDA will not consider our SPEAR T-cells to be reference products for competing products, potentially creating the opportunity for generic-type biosimilar competition sooner than anticipated. Additionally, the period of regulatory exclusivity to which we might be entitled as a reference product would not apply to competitor companies pursuing regulatory approval via their own traditional BLA, rather than as a biosimilar via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for small-molecule non-biological drug products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the SPEAR T-cell’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For example, in relation to our NY-ESO SPEAR T-cell in synovial sarcoma, the FDA requested certain additional information be made available as part of the Company’s application to conduct a pivotal study in synovial sarcoma, including a requirement to assess comparability between the manufacturing process used for the initial synovial sarcoma trials and the commercial-ready manufacturing process intended to be used in pivotal trials. The FDA also recommended that we file a SPA in relation to the design of the pivotal study. Such requirements and requests for additional information can delay the start of any pivotal or other trial and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any trial whether from our collaborators for our NY-ESO SPEAR T-cells or from us for other SPEAR T-cells.

We or our collaborators could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our SPEAR T-cells in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, a collaborator, IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a SPEAR T-cell, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we or our collaborators experience termination of, or delays in the completion of, any clinical trial of our SPEAR T-cells, the commercial prospects for our SPEAR T-cells will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the SPEAR T-cells involved. For example, clinical trials may be required in paediatric populations before any approval can be obtained, which can be time consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical programs and clinical trials (including any trials specific to paediatric populations) that will be required for regulatory approval varies depending on the SPEAR T-cell, the disease or condition that the SPEAR T-cell is designed to address, the regulatory authority responsible for the approval process, and the regulations applicable to any particular SPEAR T-cell. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a SPEAR T-cell’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. In addition, approval of our SPEAR T-cells could be delayed or refused for many reasons, including the following:

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

We or our collaborators may also submit marketing authorization applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of SPEAR T-cells with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our SPEAR T-cells in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our SPEAR T-cells will be harmed.

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

We use hazardous and biological reagents and materials in our research and development at our U.K. site. We also use radioactive reagents and materials in our research and development in the United Kingdom. We have obtained the appropriate certification or ensured that such certification has been obtained as required for the use of these reagents but our use is subject to compliance with applicable laws and there is a risk that should any third party or employee suffer injury or damage from radioactive, hazardous or biological reagents that we may incur liability or obligations to compensate such third parties or employees. We have employer’s liability insurance capped at £10.0 million per occurrence and public liability insurance capped at £3.0 million per occurrence; however, these amounts may be insufficient to compensate us if these events actually occur in the future.

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

Initial approval of new cancer therapies may be limited to what is referred to as third-line use. Third-line treatment is the third type of treatment following initial, or first-line, treatment and second-line treatment, which is given when first-line treatment does not work or ceases working. However, cancer therapies may be used from the point at which cancer is detected in its early stages (first line) onward. Whenever the first-line therapy fails or the process is unsuccessful, second-line therapy may be administered, such as additional rounds of chemotherapy, radiation and antibody drugs or a combination of these treatments. If second-line therapies fail, patients are generally given the opportunity to receive third-line therapies, which tend to be more novel therapies. Our and our collaborators current clinical trials generally require that patients have received chemotherapy prior to enrollment. Depending upon the outcome of current trials, we or our collaborators may conduct future clinical trials using SPEAR T-cells for first-line therapy, but there can be no guarantee that clinical trials will be approved or that if approved such trials will lead to regulatory approval. If SPEAR T-cells only receive third-line or second-line approval, the patient population to which we or our collaborators can supply our SPEAR T-cells will be significantly reduced, which may limit commercial opportunities

In addition, our patient population may be derived from those who have previously failed checkpoint therapy, which may result in tumor resistance mechanisms which also impart resistance to SPEAR T-cell therapies.

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

In addition, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of embryonic stem cell or replication competent vector technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of SPEAR T-cells. If SPEAR T-cells are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we or our collaborators will not be able to generate significant revenue.

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

Any future development plan agreed upon between GSK and us, including the third target program, may be unsuccessful or fail to result in candidate therapies that are feasible for further development or commercialization. In particular, the PRAME SPEAR T-cell program (second target program) has terminated due to low presentation of peptide in certain indications and there is no guarantee that the third target program or any further program will be successful. In addition, milestone payments may not be paid or may be varied where any development plan is amended or where any development plan is terminated prior to completion for lack of feasibility or lack of identification of any suitable candidates that meet the required criteria for progression to the next stage of development.

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

In addition, any future development plans for SPEAR T-cells under the GSK Collaboration and License Agreement will be subject to change as a result of risks inherent with the development of any pharmaceutical, biological or gene therapy product. Changes may be agreed to expand or change the scope of the collaboration or the responsibilities of the parties under the collaboration. Changes to the development plans or collaboration agreement may impact the timing and extent of milestone payments made by GSK to us, the nature of the relationship with GSK or the scope of the collaboration with GSK.

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

•

Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our SPEAR T-cells. In addition, contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.

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

•

We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our SPEAR T-cells. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change to a different process.

•

Our third party manufactures may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis.  This could delay or prevent release of our SPEAR T-cell product and as a result delay clinical trials and patient treatment.

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

We have a shared development history with Immunocore, and as a result jointly own certain intellectual property rights which are required for our ongoing business.

Our TCR technology was originally developed by Avidex, which was subsequently acquired by Medigene in 2006. We were formed as a new, separate company and licensed our TCR technology for T-cell therapy from Medigene in July 2008. Immunocore was subsequently formed as a new separate company and acquired the TCR technology for soluble TCRs from Medigene later in 2008 to develop soluble TCR proteins. Certain of our shareholders also hold shares in Immunocore.

Since January 1, 2018, the Company no longer considers Immunocore to be a related party due to several factors including the mutual termination of a target collaboration agreement with Immunocore that terminated effective March 1, 2017,  our lack of common directors, and the decrease in Immunocore’s share ownership in 2017 to less than 5% of our ordinary shares. However, under the terms of that target collaboration agreement, we will continue to share a database of identified targets with Immunocore which resulted from the joint target identification efforts under that agreement.

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

In addition, patents have a limited lifespan. In most countries, including the United States, the standard expiration of a patent is 20 years from the effective filing date. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five additional years to cover an FDA-approved product, with the limitation that the total patent life for the product with the patent term extension may not exceed 14 years from the product’s approval date. The actual length of the extension will depend on the amount of patent term lost while the product was undergoing regulatory review, which includes a testing phase and an agency approval phase. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and non-clinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

We may identify third-party intellectual property rights that are required to enable the further development, commercialization, manufacture or development of our SPEAR T-cells. Licenses to such intellectual property rights may or may not be available on commercial terms that are acceptable to us. As a result, we may incur additional license fees for such intellectual property rights, or the cost and expenses to identify an alternative route for commercialization, that does not require the relevant third-party intellectual property rights, or the cost and diversion of resources required to challenge any such third party intellectual property rights.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, James Noble, our Chief Executive Officer, Dr. Helen Tayton-Martin, our Chief Business Officer, Dr. Rafael Amado, our President of Research and Development,  William Bertrand, our Chief Operating Officer, and Adrian Rawcliffe, our Chief Financial Officer. We do not hold key-man insurance for our senior managers. In addition, James Noble and Dr. Helen Tayton-Martin, are in a personal relationship. They are our co-founders, two of our most senior executive officers and are a vital part of our business. If the personal relationship ended or they could otherwise not amicably work with each other, one of them may decide to leave us which would materially harm our business.

In addition, we anticipate a requirement to expand the personnel available to us very rapidly in order to achieve our planned business activities and aims. Such expansion is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. Our ability to take our existing pipeline of TCR therapeutics and to meet the demands of the GSK collaboration may be compromised or delayed where we are unable to recruit sufficient personnel on a timely basis.

To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees, in the United Kingdom, these employment agreements provide for mutual nine months’ notice periods in the case of Mr. Noble and Dr. Tayton-Martin; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Dr. Amado, Mr. Rawcliffe and Mr. Bertrand must provide 60 days’ written notice for termination without cause. This means that any of our employees in the United States, except for Dr. Amado, Mr. Rawcliffe and Mr. Bertrand, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2018, we had 430 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Immunotherapy is an intensely competitive area with many of the large pharmaceutical companies having products and therapies already in clinical trials for cancer indications and autoimmune diseases. The larger resources of these companies may enable them to take therapies all the way through the regulatory process, while we will require additional investment or input from collaborators such as GSK to take our SPEAR T-cells through the regulatory process and commercialization. Smaller or early-stage companies and academic sites may also prove to be significant competitors, particularly if such companies align with pharmaceutical partners and compete for patients. Results obtained by such competitors in clinical trials could also impact our ability to obtain regulatory approval or delay such approval in the event of a safety issue or other negative clinical result associated with similar T-cell or SPEAR T-cells. Competing companies may also compete for resources including staff, materials and third party CMOs and CROs. We expect any competition to increase further as SPEAR T-cells and CAR-T technologies progress further in particular in the following areas and from the following companies or other companies developing similar products.

•

CAR-T in hematological malignancies: Engineered T-cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the FDA Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the EMA in the European Union. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Atara Bio, Autolus, Baylor College of Medicine, Bellicum Inc, bluebird bio, Celyad, Celgene, Cellectis, CRISPR Therapeutics, Fate Therapeutics, Intrexon, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead), Mustang Bio, Novartis, Precigen, Refuge Biotechnologies Inc, Sorrento Therapeutics and Ziopharm Oncology.

•

CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte, Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics,  MaxCyte, Memorial Sloan Kettering Cancer Center, Mustang bio, Poseida Therapeutics, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme and Tmunity.

•

CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards suitable antigen targets. Another area of development is the creation of CAR-T that selectively bind to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19, BCMA, NY-ESO-1, p53 and WT1. A number of pharmaceutical, biotechnology, and academic institutions are researching and developing CARs & TCR-mimics targeting the peptide-HLA complex, including but not limited to: Adicet Bio / Regeneron, Altor Bioscience, Cancer Research Technology/CRUK, Eureka Therapeutics, Gritstone Oncology, Morphosys, Xencor and Ziopharm Oncology.

•

TCR T-cells: TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: AFP, CD20, HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MART1, NRAS, NY-ESO-1, p53, PRAME, TGFβRII frameshift antigen WT1, as well as personalized neoantigens. Juno Therapeutics (a Celgene Company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus,  Atreca, Baylor College, Bellicum, BioNTech, bluebird bio, Captain T cell, Cellular Biomedicine Group Inc, Cell Medica Ltd,  GigaMune, GSK,  Immunocellular

Therapeutics, Immunocore, Intellia Therapeutics, Inc (with Ospedale San Raffaele), Juno Therapeutics, Kiromic, Kite Pharma (Gilead), Lion TCR LTD,  MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics, Parker Institute, Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR x immunotherapies, T-Knife, Tmunity, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

•

Other cell-based approaches: In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating the potential of GammaDelta T-cell, CAR-Macrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocytes (MILs), Multi-tumor-associated antigen (TAA)-specific T cells and virus-specific T-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Adicet Bio, Atara Bio, Aurora BioPharma, Cell Medica, Cellular Biomedicine Group Inc, CytomX, Celgene, Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Genocea, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), KSQ Therapeutics, Multimmune, NantKwest, Sorrento Therapeutics, Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio), Torque Therapeutics WindMIL Therapeutics and  Ziopharm Oncology.

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

The United Kingdom is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft withdrawal agreement (“Withdrawal Agreement”) that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade agreement to be agreed.  On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union.  If no agreement can be reached and the U.K. leaves the European Union with no agreement (“hard Brexit”), there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets, the regulatory process in Europe and movement of goods and people between U.K. and European Union. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed by entities or individuals in the European Union. In the absence of any clear indication that any agreed form of Withdrawal Agreement will contain a contrary requirement, we are already in the process of ensuring that any impact on our operations is limited. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2018. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

Risks Related to Ownership of our American Depositary Shares (ADSs)

The price of our ADSs may be volatile.

Many factors may have a material adverse effect on the market price of the ADSs, including but not limited to:

•	the commencement, enrollment or results of our planned clinical trials;
•	the loss of any of our key scientific or management personnel;
•	announcements of the failure to obtain regulatory approvals or receipt of a complete response letter from the FDA;

•	announcements of undesirable restricted labeling indications or patient populations, or changes or delays in regulatory review processes;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to our SPEAR T-cells;
•	any adverse changes to our relationship with licensors, manufacturers or suppliers;
•	the failure of our testing and clinical trials;
•	unanticipated safety concerns;
•	the failure to retain our existing, or obtain new, collaboration partners;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	the achievement of expected product sales and profitability;
•	the failure to obtain reimbursements for our SPEAR T-cells, if approved for marketing, or price reductions;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	our cash position;
•	changes in financial estimates or recommendations by securities analysts;
•	potential acquisitions;
•	the trading volume of ADSs on the Nasdaq Global Select Market, or Nasdaq;
•	sales of our ADSs by us, our executive officers and directors or our shareholders in the future;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
•	changes in accounting principles.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of December 31, 2018, an aggregate of 47,678,481 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

We incur increased costs as a result of being a public company whose ADSs are publicly traded in the United States and our management must devote substantial time to public company compliance.

As a U.S. public company whose ADSs trade on Nasdaq, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and must comply with the Nasdaq listing requirements and other applicable securities rules and regulations. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted and will adopt additional rules and regulations, such as mandatory “say on pay” voting requirements, that we must comply with.  We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our insurance costs have increased, particularly for directors and officers liability insurance, and we may be required to incur further substantial increased costs to maintain the same or similar coverage or be forced to accept reduced coverage in future. To the extent these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business. These laws and regulations could also make it more difficult and expensive for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of the ADSs from Nasdaq, fines, sanctions and other regulatory action and potentially civil litigation.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a U.S. public company, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting at the end of each fiscal year. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, and we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for our management to assess our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act are complex and require significant documentation, testing and possible remediation. These stringent standards require that our audit and finance committee be advised and regularly updated on management’s review of internal control over financial reporting.

Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expenses and expend significant management attention and time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.  If we fail to staff our accounting and finance function adequately or maintain internal control over financial reporting adequate to meet the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed. Moreover, if we are not able to comply with the applicable requirements of Section 404 in a timely manner, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ADSs could decline, and we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities. Failure to implement or maintain effective internal control systems required of U.S. public companies could also restrict our access to the capital markets. The occurrence of any of the foregoing would also require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes the facilities we lease as of December 31, 2018, including the location and size of the facilities, and their primary use.

Location	Approximate Square Feet	Primary Usage	Lease Expiration Dates

Abingdon, Oxfordshire, United Kingdom	67,140	Corporate headquarters , Research, Development, Process development, Manufacturing, Administration	October 2041

Abingdon, Oxfordshire, United Kingdom	46,017	Manufacturing, Process Development, Research	October 2041

Philadelphia, Pennsylvania, United States	47,700	Manufacturing, Process Development, Research	October 2031

Stevenage, Hertfordshire, United Kingdom	2,642	Administration	December 2023

As of December 31, 2018, all of the above sites were utilized by the Company with the exception of our facilities in Abingdon, Oxfordshire, of 46,017 sq ft, which are not currently occupied after completion of external works in November 2018.

We believe that our existing facilities are adequate for our near-term needs, but we expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space will be available as required in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

As of December 31, 2018, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

The Company’s ADSs each represent six ordinary shares of Adaptimmune Therapeutics plc. The ADSs have been listed on Nasdaq since May 6, 2015 and are traded under “ADAP”. As of February 22, 2019, there were approximately 27 holders of record of our ordinary shares, par value £0.001 per share, and seven holders of record of our ADSs. The closing sale price per ADS on Nasdaq on February 22, 2019 was $4.57.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on May 6, 2015 (the first day of trading of our ADSs) through December 31, 2018 for (1) our ADSs, (2) the NASDAQ Composite Index (U.S.) and (3) the NASDAQ Biotechnology Index.

Performance of Adaptimmune ADS price ($) as a multiplier of IPO pricing, compared to the relative performance of the NASDAQ Biotech index over the same period
Multiplier on IPO pricing
1.8
1.6
1.4
1.2
1
0.8
0.6
0.4
0.2
0
06-May-15
30-Jun-15
30-Sep-15
31-Dec-15
31-Mar-16
30-Jun-16
30-Sep-16
31-Dec-16
31-Mar-17
30-Jun-17
30-Sep-17
31-Dec-17
31-Mar-18
30-Jun-18
30-Sep-18
31-Dec-18
ADAP
Nasdaq Biotech index
Nasdaq Composite

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018.

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.   Selected Financial Data

The selected statements of operations data for the years ended December 31, 2018, 2017 and 2016, six months ended December 31, 2015 and the years ended June 30, 2015 and 2014 and the selected balance sheet data as of December 31, 2018, 2017, 2016 and 2015 and June 30, 2015 and 2014 are derived from our financial statements appearing elsewhere in this Annual Report.

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the years ended December 31, 2017 and 2016, six months ended December 31, 2015 and the years ended June 30, 2015 and 2014 and the selected balance sheet data as of December 31, 2017, 2016 and 2015 and June 30, 2015 and 2014 has not been restated and is prepared in accordance with the previous accounting guidance.

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

	Year ended	Year ended	Year ended	Six months ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	June 30,	June 30,
	2018	2017	2016	2015	2015	2014
Statements of Operations Data(2):

Revenue	$59,505	$37,833	$14,198	$8,979	$9,871	$825
Research and development	(98,269)	(87,388)	(63,789)	(25,472)	(24,137)	(9,575)
General and administrative	(43,601)	(31,106)	(23,208)	(9,917)	(10,375)	(2,771)
Total operating expenses	(141,870)	(118,494)	(86,997)	(35,389)	(34,512)	(12,346)
Operating loss	(82,365)	(80,661)	(72,799)	(26,410)	(24,641)	(11,521)
Interest income	2,849	2,230	1,110	489	504	—
Other income (expense), net	(15,501)	8,744	1,002	2,866	2,323	(5)
Loss before tax	(95,017)	(69,687)	(70,687)	(23,055)	(21,814)	(11,526)
Income taxes	(497)	(451)	(892)	55	(244)	(75)
Loss for the year	(95,514)	(70,138)	(71,579)	(23,000)	(22,058)	(11,601)
Deemed dividends	—	—	—	—	(14,735)
Net loss attributable to ordinary shareholders	$(95,514)	$(70,138)	$(71,579)	$(23,000)	$(36,793)	$(11,601)

Basic and diluted loss per share	$(0.16)	$(0.13)	$(0.17)	$(0.05)	$(0.17)	$(0.08)
Weighted average number of shares outstanding(1)	584,338,942	527,637,086	424,713,997	424,711,900	214,704,593	148,335,529

	December 31,	December 31,	December 31,	December 31,	June 30,	June 30,
	2018	2017	2016	2015	2015	2014
Balance Sheet Data(2):

Cash and cash equivalents	$68,379	$84,043	$158,779	$194,263	$229,046	$51,179
Short-term deposits	—	—	22,694	54,620	55,292	—
Marketable securities — available-for-sale debt securities	136,755	124,218	—	—	—	—
Total assets	276,736	281,147	234,515	285,821	300,653	55,735
Total liabilities	29,851	78,163	68,373	50,828	41,650	52,778
Total stockholders’ equity	246,885	202,984	166,142	234,993	259,003	2,957

(1)	Adjusted to reflect a 1 for 100 stock split effective February 2015.
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

We have three SPEAR T-cells in clinical trials, ADP-A2M10 (MAGE-A10), ADP-A2M4 (MAGE-A4) and ADP-A2AFP (AFP). All SPEAR T-cells are currently exhibiting acceptable tolerability profiles with no evidence of off-target toxicities observed.

•

Two Phase 1 clinical trials are ongoing with ADP-A2M10. The first clinical trial is in patients with NSCLC. The second clinical trial is in patients with three cancer tumor types, urothelial, melanoma and head and neck cancers. Both trials have progressed to the expansion phase, with patients being treated with up to 10 billion transduced SPEAR T-cells.

•

A Phase 1 clinical trial is ongoing with ADP-A2M4 in bladder, melanoma, head and neck, ovarian, NSCLC, synovial sarcoma, MRCLS, esophageal, and gastric cancers. This trial is now in the expansion phase with patients being treated with up to 10 billion transduced SPEAR T-cells.

•

A Phase 1 clinical trial is ongoing with ADP-A2AFP in patients with hepatocellular carcinoma. The trial is in the dose escalation phase with patients receiving a target dose of 1 billion transduced SPEAR T-cells.

A fourth SPEAR T-cell, the NY-ESO SPEAR T-cell was transitioned to GlaxoSmithKline (“GSK”) during 2018 following GSK’s exercise of its option to obtain an exclusive global license to the NY-ESO SPEAR T-cell program in September 2017. GSK has assumed full responsibility for all development, manufacturing and commercialization activities for the NY-ESO SPEAR T-cell including progression of this SPEAR T-cell into further clinical trials.

Recent events since December 31, 2018

Dose escalation to the second dosing cohort in the ADP-A2AFP clinical trial was announced on January 7,  2019.

GSK have nominated a third target program. Adaptimmune and GSK are in the process of agreeing a collaboration program for this third target program.

Financial operations overview

On January 1, 2018, the Company adopted new accounting guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The comparative financial information for the years ended December 31, 2017 and 2016 and as of December 31, 2017 has not been restated and is prepared in accordance with the previous accounting guidance.

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

Other Income (Expense), net

Other income (expense), net comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.  Our U.K. subsidiary with a pound sterling functional currency held our investments in marketable securities until May 2018, which are predominately denominated in U.S. dollars. The entire change in the fair value of a foreign currency-denominated security, including the change due to foreign exchange, was included in other comprehensive income. At the end of May 2018, our investments in marketable securities were transferred to our U.K. subsidiary with a U.S. dollar functional currency, which reduced the potential for foreign exchange gains or losses arising on these investments.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We incur tax losses and tax credit carryforwards in the United Kingdom. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. There are accumulated tax loss carry forwards and tax credit carryforwards in the United Kingdom amounting to $175.6 million and $0.6 million as of December 31, 2018. These tax losses and tax credit carryforwards do not expire.

We benefit from reimbursable tax credits in the United Kingdom through the SME R&D Tax Credit Scheme as well as the RDEC Scheme which are presented as a deduction to research and development expenditure.

Our subsidiary in the United States has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 21% for the year ended December 31, 2018. In December 2017, various U.S. tax reforms were enacted in the U.S., which reduced the corporate tax rate for our U.S. subsidiary to from 34% for the year ended December 31, 2017 to 21% for the year ended December 31, 2018. Due to its activity in the United States, and the sourcing of its revenue, the U.S. subsidiary is not currently subject to any state or local income taxes.

We also benefit from tax credits arising through the Credit for Increasing Research Activities (“Research Tax Credit”) under the U.S. Internal Revenue Code and the U.S. Orphan Drug Credit.    There are accumulated tax credit carryforwards in the United States amounting to $4.2 million as of December 31, 2018. These tax credit carryforwards expire after 20 years.

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

Results of Operations

We are reporting herein results for the year ended December 31, 2018, 2017 and 2016. On January 1, 2018, the Company adopted new accounting guidance on revenue recognition, which has been codified within Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).  The comparative financial information for the years ended December 31, 2017 and 2016 have not been restated and is prepared in accordance with the previous accounting guidance.

Comparison of Year Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017, together with the changes to those items (in thousands):

	Year ended
	December 31,
	2018	2017	Increase/decrease
Revenue	$59,505	$37,833	$21,672	57%
Research and development expenses	(98,269)	(87,388)	(10,881)	12%
General and administrative expenses	(43,601)	(31,106)	(12,495)	40%
Total operating expenses	(141,870)	(118,494)	(23,376)	20%
Operating loss	(82,365)	(80,661)	(1,704)	2%
Interest income	2,849	2,230	619	28%
Other (expense) income, net	(15,501)	8,744	(24,245)	(277)%
Loss before income taxes	(95,017)	(69,687)	(25,330)	36%
Income taxes	(497)	(451)	(46)	10%
Loss for the period	$(95,514)	$(70,138)	$(25,376)	36%

Revenue

Revenue increased by $21.7 million to $59.5 million in the year ended December 31, 2018 compared to $37.8 million for the year months ended December 31, 2017.  Revenue comprises the following (in thousands):

	Year ended
	December 31,
	2018	2017	Increase/decrease
Development revenue	$20,391	$37,833	$(17,442)	(46)%
License revenue	39,114	—	39,114	NM
	$59,505	$37,833	$21,672	57%

Revenue arises from the GSK Collaboration and License Agreement.  Development revenue relates to performance under the NY-ESO SPEAR T-cell transition program and the PRAME pre-clinical development program.  License revenue relates to NY-ESO License.

Revenue for the year ended December 31, 2018 has been recognized under ASC 606 which is effective January 1, 2018.  Revenue in the ended December 31, 2017 has been recognized under the previous guidance.  Development revenue in the year ended December 31, 2018 under the previous guidance would be $28.7 million and license revenue would be $39.1 million.

Development revenue for the year ended December 31, 2018 has decreased by 46% compared to the year ended December 31, 2017 due to the NY-ESO program having transferred to GSK on July 23, 2018.  The development revenue for the year ended December 31, 2017 also benefited from cumulative revenue amortization of $17.5 million in September 2017 due to a reduction in the estimate of the period over which we would be delivering services to GSK in relation to the NY-ESO SPEAR T-cell development program.

License revenue was $39.1 million in the year ended December 31, 2018 compared to nil in the year ended December 31, 2017. License revenue is recognized upon commencement of the NY-ESO License which occurred in the third quarter of 2018.

We anticipate that there will be no significant revenues in the year ended December 31, 2019 arising from the NY-ESO SPEAR T-cell transition program or the PRAME pre-clinical development program due to the completion of both programs in 2018.

Research and development expenses

Research and development expenses increased by 12% to $98.3 million for the year ended December 31, 2018 from $87.4 million for the year ended December 31, 2017. Our research and development expenses comprise the following (in thousands):

	Year ended
	December 31,
	2018	2017	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$60,590	$47,087	$13,503	29%
Subcontracted expenditure	41,580	41,505	75	0%
Manufacturing facility expenditure	4,848	2,820	2,028	72%
Share-based compensation expense	8,340	5,669	2,671	47%
Payments for in-process research and development	210	1,033	(823)	(80)%
Reimbursements for research and development tax and expenditure credits and government grants	(17,299)	(10,726)	(6,573)	61%
	$98,269	$87,388	$10,881	12%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The increase in our research and development expenses of $10.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the following:

•

an increase of $13.5 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, primarily due to the increase in the average number of employees engaged in research and development from 260 to 320

•

an increase of $0.1 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses due to the transition of our NY-

ESO SPEAR T-cell program to GSK and the commencement of manufacturing at our U.S. facility in Philadelphia;
•

an increase in expenditure of $2.0 million on manufacturing at our U.S. facility in Philadelphia due to manufacturing for clinical trials commencing at our U.S. facility in January 2018 and development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, UK; and

•	an increase of $2.7 million in share-based compensation expense due to an increase in the number of employees and the grant-date fair value of share options;

offset by:

•	an increase in reimbursements for research and development tax and expenditure credits and government grants of $6.6 million due to an increase in eligible R&D expenditure.

Our subcontracted costs for the year ended December 31, 2018 were $41.5 million, compared to $41.5 million in the same period of 2017, of which $3.6 million related to our NY-ESO SPEAR T-cells, $23.0 million related to process development for our SPEAR T-cell platform and the remaining $14.9 million related to our wholly owned pipeline, including ADP-A2M4, ADP-A2M10 and ADP-A2AFP. The subcontracted costs for our NY-ESO SPEAR T-cells has reduced compared to the prior year due to the transition of the program to GSK.

Our research and development expenses are highly dependent on the phases and progression of our research projects and future clinical trial results and therefore fluctuate from period to period.

General and administrative expenses

General and administrative expenses increased by 40% to $43.6 million for the year ended December 31, 2018 from $31.1 million in the same period in 2017.

The net increase of $12.5 million was primarily due to a $7.7 million increase in personnel costs and share-based compensation expense, due to the addition of key management and other professionals to support our growth, a $2.7 million increase in costs associated with supporting and maintaining our IT infrastructure, a $0.9 million in legal, accounting and professional fees and a $0.7 million increase in depreciation and amortization.

Interest income

Interest income was $2.8 million for the year ended December 31, 2018 compared to $2.2 million for the year ended December 31, 2017. Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities.

Other income (expense), net

Other income (expense), net was an expense of $15.5 million for the year ended December 31, 2018 compared to an income of $8.7 million for the year ended December 31, 2017. Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, intercompany loans and short-term deposits held in U.S. dollars by our U.K. subsidiary. The movement in other income (expense), net is primarily due to movements in exchange rates and an increase in net foreign currency balances.

Income taxes

Income taxes was $0.5 million for the year ended December 31, 2018 and 2017. Income taxes arise in the United States. The Company incurs losses in the United Kingdom.

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

•

an increase of $18.0 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and manufacturing expenses driven by increased recruitment in our clinical trials, initiation of clinical trials for ADP-A2M4, ADP-A2M10 and ADP-A2AFP, and an increase in manufacturing process development activities;

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

Our subcontracted costs for the year ended December 31, 2017 were $41.5 million, compared to $23.6 million in the same period of 2016, of which $13.4 million related to our NY-ESO SPEAR T-cells, $7.8 million related to process development for our SPEAR T-cell platform and the remaining $20.3 million related to our wholly owned pipeline, including ADP-A2M4, ADP-A2M10 and ADP-A2AFP.

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

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to December 31, 2018, we have raised:

•	$513.5 million, net of issue costs;
•	$148.3 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;
•	$2.8 million of income in the form of government grants; and

•	$24.6 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents, short-term deposits and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of December 31, 2018, we had cash and cash equivalents of $68.4 million and Total Liquidity of $205.1 million. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through to late 2020.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2018, 2017 and  2016 (in thousands).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net cash used in operating activities	$(104,388)	$(54,315)	$(48,168)
Net cash (used in) provided by investing activities	(17,457)	(126,081)	17,755
Net cash provided by financing activities	102,690	103,568	17
Cash, cash equivalents and restricted cash	72,476	88,296	162,796

Operating Activities

Year ended December 31, 2018 compared to December 31, 2017

Net cash used in operating activities increased by $50.1 million to $104.4 million for the year ended December 31, 2018 from $54.3 million for the year ended December 31, 2017. Net cash used in operating activities is significantly impacted by the timing of milestone payments received from GSK under the GSK Collaboration and License Agreement. In the year ended December 31, 2018, we received $30.2 million of milestone payments from GSK compared to $38.2 million in the year ended December 31, 2017. After taking into account the GSK milestone payments and the associated VAT, the increase in cash used in operations was primarily the result of an increase in research and development costs due to the ongoing advancement of our preclinical programs and clinical trials and an increase in general and administrative expenses.

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

Components of cash flows from operating activities

Net cash used in operating activities of $104.4 million for the year ended December 31, 2018 comprised a net loss of $95.5 million and $45.3 million of adverse changes in operating assets and liabilities offset by noncash items of $36.5 million and. The noncash items consisted primarily of depreciation expense on plant and equipment of

$7.2 million, share-based compensation expense of $16.2 million, a realized loss on marketable securities of $2.5 million and unrealized foreign exchange losses of $9.7 million.

Net cash used in operating activities of $54.3 million for the year ended December 31, 2017 comprised a net loss of $70.1 million offset by noncash items of $8.6 million and a $7.2 million beneficial changes in operating assets and liabilities. The noncash items consisted primarily of depreciation expense on plant and equipment of $5.0 million, share-based compensation expense of $10.8 million and a realized loss on marketable securities of $0.6 million, partially offset by unrealized foreign exchange gains of $8.6 million.

Net cash used in operating activities of $48.2 million for the year ended December 31, 2016 comprised a net loss of $71.6 million offset by noncash items of $10.9 million and a $12.5 million beneficial changes in operating assets and liabilities. The noncash items consisted primarily depreciation expense on plant and equipment of $3.1 million and equity-settled share-based compensation expense of $8.8 million, partially offset by unrealized foreign exchange gains of $1.3 million.

Investing Activities

Net cash from investing activities was a cash outflow of $17.5 million and $126.1 million for the years ended December 31, 2018 and 2017, respectively, and a cash inflow of $17.8 million for the year ended December 31, 2016. These amounts included purchases of property and equipment of $3.9 million, $24.6 million, $11.5 million for the year ended December 31, 2018, 2017 and 2016, respectively, and acquisition of intangibles of $0.8 million, $0.4 million, $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The purchases of property, plant and equipment for the year ended December 31, 2017 and 2016 related predominantly to the expansion of our laboratory facilities in the United Kingdom and the United States.

The net cash used in investing activities also included:

•	investment in short-term deposits with maturities greater than three months but less than 12 months of $18.0 million and $42.8 million for the year ended December 31, 2017 and 2016, respectively; and
•	investment in marketable securities with maturities greater than three months but less than 12 months of $150.8 million and $153.3 million in the year ended December 31, 2018 and 2017, respectively;

offset by

•	cash inflows from maturity of short-term deposits of $40.6 million and $73.4 million in the years ended December 31, 2017 and 2016, respectively; and
•

cash inflows from maturity or redemption of marketable securities with maturities greater than three months but less than 12 months of $138.0 million and $29.1 million in the year ended December 31, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing activities was $102.7 million, $103.6 million, $17,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Net cash provided by financing activities for the year ended December 31, 2018 consisted of $99.7 million, net of issuance costs of $0.3 million, raised through a registered direct offering in September 2018 and proceeds from exercise of share options of $3.0  million.

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

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$68,379	$84,043
Marketable securities	136,755	124,218
Total Liquidity	$205,134	$208,261

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall liquidity, financial flexibility, capital structure and leverage. The definition of Total Liquidity includes  marketable securities, which are highly-liquid and available to use in our current operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC other than operating leases as described in Note 9 of the consolidated financial statements included in Item 15 of this Annual Report.

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of December 31, 2018 (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years
Operating lease obligations(1)	$31,958	$3,682	$7,423	$7,081	$13,772
Purchase obligations(2)(3)	25,849	13,213	12,636	—	—
Total contractual cash obligations	$57,807	$16,895	$20,059	$7,081	$13,772

(1)	Operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, U.K. and Philadelphia, U.S.
(2)

Purchase obligations include signed orders for capital equipment, clinical materials and contract manufacturing, which have been committed but not yet received and committed funding under the MD Anderson strategic alliance. The timing of the payments may vary depending on the rate of progress of development and clinical trial enrollment rates.

(3)

Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

Operating lease obligations

In May 2017, we entered into an agreement for the lease of a building at Milton Park, Oxfordshire, U.K. The lease term expires on October 23, 2041, with termination options exercisable by us on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter. The related lease commitments are included in the table above.

Purchase obligations

On September 26, 2016, we announced that we had entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer. We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as ADP-A2M4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we have committed at least $19.6 million to fund studies.  The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,325,000 in the year ended December 31, 2018. Payment of this funding is contingent on mutual agreement to study orders under the alliance agreement and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain. These milestones are included within ‘Purchase obligations’ above.

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

The aggregate transaction price consists of an upfront payment, development milestones achieved, an option exercise fee and an estimate of variable consideration. The Company determines the variable consideration to be included in the transaction price by estimating the most-likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received.  In estimating the amount of variable consideration to be included in the transaction price, the Company considers the latest project plan and other available information.  The determination of whether a milestone is probable includes consideration of the following factors:

•Whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies or the customer;

•Whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;

•Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and

•The complexity and inherent uncertainty underlying the achievement of the milestone.

The determination of whether future milestones are probable requires significant judgment and the impact of a change in the determination of whether a milestone is probable is recognized in the period the judgment is revised.  This can significantly impact the revenue recognized.  In the year ended December 31, 2018, revenue of $10.4 million, was recognized due to development milestones becoming probable in the period.  As the development program progresses and the uncertainties underlying the milestones resolve, further milestones may become probable.

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

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation.  The Company satisfies the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.  The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project.  The Company makes a detailed estimate of the costs-to-complete on an annual basis as part of the Company’s budgeting process, which is re-assessed every reporting period based on the latest project plan and discussions with project teams, when a change in facts or circumstances occurs, the estimated is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.  In the year ended December 31, 2018, the estimate of the cost to complete for the performance obligation relating to the development and transition of the NY-ESO SPEAR T-cell program was revised, which resulted in a cumulative adjustment of $5.0 million to reduce revenue for the year ended December 31, 2018.  Due to the completion of the NY-ESO transition and the PRAME pre-clinical development program in 2018, we do not anticipate any further changes in the cost to complete.

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

Clinical materials

Clinical materials for use in research and development with alternative future use are capitalized as either other current assets or other non-current assets, depending on the timing of their expected consumption.  The clinical materials with alternative future use consist of Dynabeads® CD3/CD28 technology (“Dynabeads”), which is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of the Company’s affinity enhanced T-cell therapies.  The Dynabeads are purchased under a supply agreement, which runs until December 31, 2025. The supply agreement includes minimum purchasing obligations.

As of December 31, 2018, we have $5.0 million of clinical materials, of which we expect to consume $1.0 million within the next 12 months and the remaining amount over the next several years.  At each reporting date, we consider whether the Dynabeads on-hand and committed purchase obligations are impaired due to excess quantity over current forecast demand by considering manufacturing forecasts, forecasts of clinical trial enrollments, stability testing results, technological developments and future development programs.  As of December 31, 2018, we consider that our current estimate of future demand for Dynabeads exceeds the amount on-hand and the minimum purchase requirements and therefore the clinical materials are not impaired.  The assumptions underlying the impairment analysis are based on estimates of forecasts and assumptions surrounding the progress and outcome of clinical trials, which may change as development of our SPEAR T-cells progresses.

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

U.S. Research Tax Credits and Orphan Drug Credit

During the fourth quarter of 2017, the Company initiated a study to identify research and development expenditures incurred in the three years ended December 31, 2017, which are eligible expenses for the Research Tax Credit and the U.S. Orphan Drug Credit. As of December 31, 2017, the Company estimated that it would benefit from Research Tax Credits and Orphan Drug Credits of $0.5 million for the year ended December 31, 2017, of which $0.3 million would offset taxes in the year ended December 31, 2017.  In 2018, the R&D tax credit study was completed and we benefited from Research Tax Credits and Orphan Drug Credits of $2.3 million and $1.5 million arising in the years ended December 31, 2017 and 2016, respectively, of which $1.0 million was used to offset taxes arising in the years ended December 31, 2017 and 2016.  As of December 31, 2018, the Company estimated that it will benefit from Research Tax Credits and Orphan Drug Credits of $2.0 million for the year ended December 31, 2018, of which $0.7 million will offset taxes in the year ended December 31, 2018. Although we do not expect our estimates to be materially different from amounts claimed, if our estimates of the qualifying expenditure differ from the amount claimed, we may report amounts that are too high or too low in any particular period.

Deferred taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2018, we have deferred tax assets of $42.2 million, offset by deferred tax liabilities of $1.4 million and a valuation allowance of $40.8 million.

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

As of December 31, 2018, we held $136.8 million in marketable securities, with the aim of diversifying our investments and reducing credit risks. We have not entered into investments for trading or speculative purposes.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of December 31, 2018, the last business day of the reporting period, was £1.00 to $1.27.

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

Trade receivables were $0.2 million and $0.2 million as of December 31, 2018 and 2017, respectively. Trade receivables arise in relation to the GSK Collaboration and License Agreement. We have been transacting with GSK since 2014, during which time no impairment losses have been recognized. There was $0.2 million past due as of December 31, 2018.

Item 8.  Financial Statements and Supplementary Data

The information required by this item may be found beginning on page F‑1 of this Annual Report with the exception of the unaudited consolidated quarterly operations data, which is presented below. We have prepared the consolidated quarterly operations data on a consistent basis with the audited consolidated financial statements included elsewhere in this Annual Report. In the opinion of management, the quarterly consolidated operations data reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of these data. Historical results are not necessarily indicative of the results to be expected in future periods, and the results for a quarterly period are not necessarily indicative of the operating results for a full year. This information should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report.

Summarized unaudited quarterly data for 2018 and 2017 are as follows (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenue	$8,196	$9,038	$40,792	$1,479
Operating (loss) income	(28,400)	(28,877)	7,018	(32,106)
Net (loss) income attributable to ordinary shareholders	(20,738)	(43,845)	5,242	(36,173)
Net (loss) income per ordinary share, basic	(0.04)	(0.08)	0.01	(0.06)
Net (loss) income per ordinary share, diluted	$(0.04)	$(0.08)	$0.01	$(0.06)
Weighted average shares outstanding, basic	562,381,995	565,197,217	582,004,954	627,429,277
Weighted average shares outstanding, diluted	562,381,995	565,197,217	621,764,201	627,429,277

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue	$2,857	$3,521	$27,185	$4,270
Operating loss	(22,221)	(23,780)	(4,960)	(29,700)
Net loss attributable to ordinary shareholders	(21,782)	(20,215)	(878)	(27,263)
Net loss per ordinary share, basic and diluted	$(0.05)	$(0.04)	$—	$(0.05)
Weighted average shares outstanding, basic and diluted	428,961,818	556,776,430	561,239,864	562,119,334

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonably assurance of achieving their control objectives.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

KPMG, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

As part of this Annual Report on Form 10‑K, the consolidated financial statements are listed in the accompanying index to financial statements on page F‑1.

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10‑K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8‑K filed with the SEC on June 16, 2016)

10.1*†	Collaboration Agreement, dated January 5, 2018, between Adaptimmune Limited and Cell Therapy Catapult Limited

10.2*	First Amendment to Employment Agreement, dated January 12, 2018 and effective October 30, 2017, between Adaptimmune LLC and Gwendolyn Binder-Scholl.

10.3*	Lease, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park.

10.4*	Rent Security Deposit Deed, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park.

14.1*	Code of Business Conduct and Ethics of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 14.1 to our Form 8‑K filed with the SEC on July 20, 2017).

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form F‑1 (file no: 333‑203267)).

23.1**	Consent of KPMG LLP

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a‑14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a‑14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a‑14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a‑14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Previously filed.

**   Filed herewith.

†     Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of this exhibit, including the redacted terms, has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in Oxfordshire, England, on February 27, 2019.

ADAPTIMMUNE THERAPEUTICS PLC

By:	/s/ James Noble
	Name:	James Noble
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Noble and Adrian Rawcliffe, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 27, 2019, in the capacities indicated.

Signature	Title	Date

/s/ James Noble	Chief Executive Officer and Director	February 27, 2019
James Noble	(Principal Executive Officer)

/s/ Adrian Rawcliffe	Chief Financial Officer	February 27, 2019
Adrian Rawcliffe	(Principal Accounting and Financial Officer)

/s/ David M. Mott	Chairman of the Board of Directors	February 27, 2019
David M. Mott

/s/ Lawrence M. Alleva	Director	February 27, 2019
Lawrence M. Alleva

/s/ Ali Behbahani, MD	Director	February 27, 2019
Ali Behbahani, MD

/s/ Barbara Duncan	Director	February 27, 2019
Barbara Duncan

/s/John Furey	Director	February 27, 2019
John Furey

/s/ Giles Kerr	Director	February 27, 2019
Giles Kerr

/s/ Elliott Sigal, MD, PhD	Director	February 27, 2019
Elliott Sigal, MD, PhD

/s/ Tal Zaks, MD, PhD	Director	February 27, 2019
Tal Zaks, MD, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptimmune Therapeutics plc and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(n) to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

KPMG LLP

Reading, United Kingdom
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics Plc:

Opinion on Internal Control Over Financial Reporting

We have audited Adaptimmune Therapeutics plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Reading, United Kingdom
February 27, 2019

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$68,379	$84,043
Marketable securities - available-for-sale debt securities	136,755	124,218
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	192	206
Other current assets and prepaid expenses (including current portion of clinical materials)	25,769	21,716
Total current assets	231,095	230,183

Restricted cash	4,097	4,253
Clinical materials	3,953	4,695
Property, plant and equipment, net	36,118	40,679
Intangibles, net	1,473	1,337
Total assets	276,736	281,147

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	4,083	8,378
Accrued expenses and other accrued liabilities	20,354	27,201
Deferred revenue	—	38,735
Total current liabilities	24,437	74,314

Other liabilities, non-current	5,414	3,849

Total liabilities	29,851	78,163

Contingencies and commitments — Note 9

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 627,454,270 issued and outstanding (2017: 701,103,126 authorized and 562,119,334 issued and outstanding)	939	854
Additional paid in capital	574,208	455,401
Accumulated other comprehensive loss	(9,763)	(21,641)
Accumulated deficit	(318,499)	(231,630)
Total stockholders' equity	246,885	202,984

Total liabilities and stockholders’ equity	$276,736	$281,147

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Period Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Development revenue	20,391	37,833	14,198
License revenue	39,114	—	—
Revenue	$59,505	$37,833	$14,198
Operating expenses
Research and development	(98,269)	(87,388)	(63,789)
General and administrative	(43,601)	(31,106)	(23,208)
Total operating expenses (including purchases from related parties, net of reimbursements of $-, $786, $2,067)	(141,870)	(118,494)	(86,997)
Operating loss	(82,365)	(80,661)	(72,799)
Interest income	2,849	2,230	1,110
Other (expense) income, net	(15,501)	8,744	1,002
Loss before income taxes	(95,017)	(69,687)	(70,687)
Income taxes	(497)	(451)	(892)
Net loss attributable to ordinary shareholders	$(95,514)	$(70,138)	$(71,579)

Net loss per ordinary share - Basic and diluted
Basic and diluted	$(0.16)	$(0.13)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	584,338,942	527,637,086	424,713,997

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net loss	$(95,514)	$(70,138)	$(71,579)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $0, $0 and $0	8,260	(3,618)	(6,110)
Unrealized gains (losses) on available-for-sale debt securities
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, $0 and $0	1,145	(4,420)	—
Reclassification adjustment for losses on available-for-sale debt securities included in net income, net of tax of $0, $0 and $0	2,473	646	—

Total comprehensive loss for the period	$(83,636)	$(77,530)	$(77,689)

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

				Accumulated other income
					Accumulated
				Accumulated	unrealized
				foreign	gains (losses)
				currency	on available-for-		Total
	Common	Common	Additional	translation	sale debt	Accumulated	stockholders’
	stock	stock	paid in capital	adjustments	securities	deficit	equity
Balance as of January 1, 2016	424,711,900	$682	$332,363	$(8,139)	$—	$(89,913)	$234,993
Issuance of shares upon exercise of stock options	63,192	1	16	—	—	—	17
Other comprehensive loss, net of tax
Foreign currency translation adjustments	—	—	—	(6,110)	—	—	(6,110)
Net loss	—	—	—	—	—	(71,579)	(71,579)
Share-based compensation expense	—	—	8,821	—	—	—	8,821
Balance as of December 31, 2016	424,775,092	683	341,200	(14,249)	—	(161,492)	166,142
Issuance of shares upon exercise of stock options	1,142,904	1	400	—	—	—	401
Issuance of common stock	136,201,338	170	102,997	—	—	—	103,167
Other comprehensive loss before reclassifications							—
Foreign currency translation adjustments	—	—	—	(3,618)	—	—	(3,618)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	—	—	—	(4,420)	—	(4,420)
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $0	—	—	—	—	646	—	646
Net loss	—	—	—	—	—	(70,138)	(70,138)
Share-based compensation expense	—	—	10,804	—	—	—	10,804
Balance as of December 31, 2017	562,119,334	854	455,401	(17,867)	(3,774)	(231,630)	202,984
Cumulative effect of applying new accounting standards	—	—	—	—	—	8,645	8,645
Balance as of 1 January 2018 (adjusted)	562,119,334	854	455,401	(17,867)	(3,774)	(222,985)	211,629
Issuance of shares upon completion of registered direct offering	60,000,000	78	99,575	—	—	—	99,653
Issuance of shares upon exercise of stock options	5,334,936	7	3,030	—	—	—	3,037
Other comprehensive loss before reclassifications	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	8,260	—	—	8,260
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	—	—	—	1,145	—	1,145
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $0, $0, $0 and $0	—	—	—	—	2,473	—	2,473
Net loss	—	—	—	—	—	(95,514)	(95,514)
Share-based compensation expense	—	—	16,202	—	—	—	16,202
Balance as of December 31, 2018	627,454,270	$939	$574,208	$(9,607)	$(156)	$(318,499)	$246,885

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(95,514)	$(70,138)	$(71,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,188	5,032	3,126
Amortization	622	391	160
Share-based compensation expense	16,202	10,804	8,821
Realized loss on available-for-sale debt securities	2,473	646
Unrealized foreign exchange losses (gains)	9,747	(8,599)	(1,314)
Other	237	341	122
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(5,162)	(7,346)	(6,533)
Decrease in non-current operating assets	742	2,115	2,221
(Decrease) increase in payables and deferred revenue	(40,923)	12,439	16,808
Net cash used in operating activities	(104,388)	(54,315)	(48,168)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,910)	(24,643)	(11,506)
Acquisition of intangibles	(798)	(369)	(1,279)
Proceeds from disposal of property, plant and equipment	—	550	—
Maturity of short-term deposits	—	40,625	73,377
Investment in short-term deposits	—	(18,000)	(42,837)
Maturity or redemption of marketable securities	138,038	29,090	—
Investment in marketable securities	(150,787)	(153,334)	—
Net cash (used in) provided by investing activities	(17,457)	(126,081)	17,755

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs $347 and $4,774	99,653	103,167	—
Proceeds from exercise of stock options	3,037	401	17
Net cash provided by financing activities	102,690	103,568	17

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	3,335	2,328	(5,579)
Net decrease in cash and cash equivalents	(15,820)	(74,500)	(35,975)
Cash, cash equivalents and restricted cash at start of period	88,296	162,796	198,771
Cash, cash equivalents and restricted cash at end of period	$72,476	$88,296	$162,796

Supplemental cash flow information
Interest received	$3,114	$1,784	$1,191
Income taxes paid	258	1,565	34
Allowance for tenant improvements	—	—	2,607

See accompanying notes to consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability.  The Company had an accumulated deficit of $318.5 million as of December 31, 2018

Note 2 — Summary of Significant Accounting Policies

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

Other income, net includes foreign exchange (losses) gains of $(15,257,000), $8,744,000 $1,002,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 — Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The carrying amounts of the Company’s cash and cash equivalents, short-term deposits, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of marketable securities, which are measured at fair value on a recurring basis is detailed in Note 4, Financial Instruments.

(f)          Accumulated other comprehensive income (loss)

The following amounts were reclassified out of other comprehensive income during the year ended December 31, 2018 (in thousands):

	Amount reclassified
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
Component of Accumulated Other Comprehensive Income	2018	2017	2016	Affected line item in the Statement of Operations

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for losses on available-for-sale debt securities	$2,473	$646	$—	Other (expense) income, net

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

	December 31,	December 31,
	2018	2017

Cash and cash equivalents	$68,379	$84,043
Restricted cash	4,097	4,253
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$72,476	$88,296

(h)           Available-for-sale debt securities

As of December 31, 2018, the Company has the following investments in available-for-sale debt securities, which are categorized as cash equivalents or marketable securities – available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity	cost	Gains	Losses	Fair Value
Marketable securities:
Corporate debt securities	3 months to 1 year	$102,818	$5	$(120)	$102,703
Corporate debt securities	1 to 2 years	23,153	—	(43)	23,110
Agency bond	3 months to 1 year	3,963	2	—	3,965
Treasury bills	3 months to 1 year	1,980	—	—	1,980
Certificate of deposit	3 months to 1 year	3,002	—	—	3,002
Commercial paper	3 months to 1 year	1,995	—	—	1,995
		$136,911	$7	$(163)	$136,755

As of December 31, 2017, the Company has the following investments in available-for-sale debt securities, which are categorized as cash equivalents or marketable securities — available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

					Foreign
			Gross	Gross	currency	Aggregate
		Amortized	Unrealized	Unrealized	translation	Estimated
	Maturity	cost	Gains	Losses	adjustment	Fair Value
Cash equivalents:
Corporate debt securities	Less than 3 months	$1,610	$—	$(22)	$22	$1,610
		$1,610	$—	$(22)	$22	$1,610

Marketable securities:
Corporate debt securities	3 months to 1 year	$124,406	$—	$(3,723)	$3,535	$124,218
Commercial paper	3 months to 1 year	—	—	—	—	—
		$124,406	$—	$(3,723)	$3,535	$124,218

Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current based on the maturity dates and management’s intentions.

At December 31, 2018, the Company has classified all of its available-for-sale debt securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities is measured at fair value at each reporting date.  Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses, interest income and amortization of premiums and discounts at acquisition are included in other income (expense), net.  In the year ended December 31, 2018 and 2017, proceeds from the maturity or redemption of available-for-sale debt securities were $138,038,000 and $29,090,000. There were realized losses of $2,473,000 and $646,000 recognized on the maturity of available-for-sale debt securities during the year ended December 31, 2018 and 2017, respectively, primarily arising due to foreign exchange movements, and, as a result, the Company reclassified this amount out of accumulated other comprehensive loss for the same period.

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

The aggregate fair value (in thousands) and number of securities held by the Company in an unrealized loss position as of December 31, 2018 and 2017 are as follows:

	December 31, 2018			December 31, 2017
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities:
Corporate debt securities	$117,179	37	$(163)	$125,828	54	$(3,745)

As of December 31, 2018 and 2017, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. No securities have been in an unrealized loss position for more than one year. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

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

(i)           Accounts receivable

Accounts receivable are amounts due from customers. As of December 31, 2018 and 2017, the Company had one customer, which was GlaxoSmithKline, or GSK.

Management analyses current and past due accounts and determines if an allowance for uncollectible accounts is required based on collection experience and other relevant information. As of December 31, 2018 and 2017, the allowance for doubtful accounts is $nil.   The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

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

The weighted-average amortization period for IP rights for licensed technology as of December 31, 2018 is seven years.

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

(n)          Revenue after adoption of ASC 606 on January 1, 2018

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within ASC 606.  The accounting policy applicable from January 1, 2018 is described below and further details on the transition are available in Note 2(x).  The comparative financial information for the years ended December 31, 2017 and 2016 and as of December 31, 2017 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2(o).

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

In September 2017, GSK exercised its option to obtain the NY-ESO License and the first tranche ($26.6 million or £20 million) of the option exercise payment became payable to the Company. In connection with the option exercise, in September 2017, the GSK Agreement was amended to, among other things, include a detailed transition plan identifying the steps needed to complete transition of the IND process with the Food and Drug Administration (FDA) for the NY-ESO SPEAR T-cell program to GSK.  On July 23, 2018, the transition activities were substantially completed and the IND for the NY-ESO SPEAR T-cell program transferred to GSK.

GSK nominated a second target program for the PRAME target antigen, which was announced on 9 January 2017. We have since completed all work under this collaboration program. The program led to the development of a final lead candidate SPEAR T-cell directed to a specific peptide from the PRAME antigen. GSK and Adaptimmune agreed that the collaboration should not continue due to the peptide, to which the lead candidate was directed, not reaching GSK criteria.

The aggregate transaction price consists of an upfront payment of $42,123,000 received in June 2014, development milestones achieved of $66,404,000, an option exercise fee of $39,785,000. There was no variable consideration at December 31, 2018.

The Company determines the variable consideration to be included in the transaction price by estimating the most-likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received.   The determination of whether a milestone is probable includes consideration of the following factors:

•Whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies or the customer;

•Whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;

•Whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and.

•The complexity and inherent uncertainty underlying the achievement of the milestone.

Under the terms of the GSK Collaboration and License Agreement, the Company may also be entitled to development milestones.  The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition, for any program multiple products may be developed to address different HLA-types.  These amounts have not been included within the transaction price as of December 31, 2018 because they are not considered probable.

The Company may also receive commercialization milestones upon the first commercial sale of a product based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. These amounts have not been included within the transaction price as of December 31, 2018 because they are sales or usage-based royalties promised in exchange for a license of intellectual property, which will be recognized when the subsequent sale or usage occurs.

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

Changes in deferred revenue typically arise due to:

•adjustments arising from a change in the estimate of the cost to complete the project, which results in a cumulative catch-up adjustment to revenue that affects the corresponding contract asset or deferred revenue;

•a change in the estimate of the transaction price due to changes in the assessment of whether variable consideration is constrained because it is not considered probable of being received;

•the recognition of revenue arising from deferred revenue; and

•the reclassification of amounts to receivables when a right to consideration to becomes unconditional.

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

(o)          Revenue prior to the adoption of ASC 606 on January 1, 2018

Prior to the adoption of ASC 606, the Company recognized revenue for arrangements with multiple deliverables by identifying the separable deliverables within the arrangement, whereby a deliverable is considered separable if it has value to the customer on a standalone basis.  Contingent deliverables, such as the right to nominate further development targets, which represent a substantive option (i.e. the customer is not required or compelled to purchase the optional products or services) and not priced at a significant and incremental discount were not considered to be a deliverable at inception of the arrangement.

When the contract was amended, the amendment was assessed to determine if it should be accounted for as a separate contract or a modification to the existing arrangement.  If the amendment was a modification, the modified arrangement was assessed to identify the deliverables at the time of the modification and the non-contingent arrangement consideration was allocated between the separate deliverables using the Company’s best estimate of the relative selling price at the time of the modification.  The amendments to the GSK Collaboration and License Agreement in February 2016 and September 2017 were both accounted for as modifications to an existing arrangement.

The non-contingent arrangement consideration was allocated between the separate deliverables using the relative selling price.  The relative selling price was determined using vendor-specific objective evidence (“VSOE”), if available, third party evidence if VSOE is not available, or a best estimate of the standalone selling price if neither VSOE nor third party evidence was available.  The best estimate of the selling price was estimated after considering all reasonably available information, including market data and conditions, entity-specific factors such as the cost structure of the deliverable, internal profit and pricing objectives and the stage of development, if appropriate. Revenue allocated to each deliverable was recognized as it was delivered.  Where delivery occurred over time, revenue was systematically recognized over the period which the Company would be providing services.

Amounts received prior to satisfying the revenue recognition criteria were recorded as deferred revenue in the Company’s consolidated balance sheet. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date were classified as deferred revenue, non-current.

Milestone payments which were non-refundable, non-creditable and contingent on achieving clinical milestones are recognized as revenues either on achievement of such milestones if the milestones are considered substantive or over the period the Company has continuing performance obligations, if the milestones were not considered substantive. When determining if a milestone was substantive, the Company considers the following factors:

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

Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred. The Company expensed acquired in-process R&D of $210,000, $1,003,000, and $3,000,000 in the years ended December 31, 2018, 2017 and 2016, respectively.

Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product.

Research and development expenditure is presented net of reimbursements from grants and R&D tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement.  Grant income was $—, $150,000, and $414,000 in the years ended December 31, 2018, 2017 and 2016, respectively.  Reimbursable R&D tax and expenditure credits were $17,299,000, $10,576,000, and $6,891,000 in the years ended December 31, 2018, 2017 and 2016, respectively.

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

(r)          Share-based compensation

The Company awards certain employees and non-employees options over the ordinary shares of the parent company.  The cost of share-based awards issued to employees are measured at the grant-date fair value of the award and recognized as an expense over the requisite service period.  The fair value of the options is determined using the Black-Scholes option-pricing model.  Share options with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.  The Company has elected to account for forfeitures of stock options when they occur by reversing compensation cost previously recognized, in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.

Prior to January 1, 2018, non-employee share options were measured at the fair value of the goods/services received or the fair value of the equity instrument issued, whichever was more reliably measured, and then remeasured at the then-current fair values at each reporting date until the share options have vested and recognized as an expense over the requisite service period.  The Company has adopted new guidance with effect from January 1, 2018, which requires that non-employee share-based payment transactions are measured at the grant-date fair value and are no longer remeasured at the then-current fair values at each reporting date until the share options have vested. Further details on the transition are available in Note 2(x).

(s)          Retirement benefits

The Company operates defined contribution pension schemes for its directors and employees. The contributions to this scheme are expensed to the consolidated statement of operations as they fall due.  The pension contributions for the years ended December 31, 2018, 2017 and 2016 were $1,847,000, $1,264,000, and $976,000, respectively.

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

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates and net operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income, carryback availability, reversing taxable temporary differences and available tax-planning strategies that could be implemented to realize the deferred tax assets.

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

(u)          Loss per share

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

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Numerator for basic and diluted loss per share
Net loss	$(95,514)	$(70,138)	$(71,579)
Net loss attributable to shareholders used for basic and diluted EPS calculation	$(95,514)	$(70,138)	$(71,579)

Denominator for basic and diluted loss per share
Weighted average number of shares used to calculate basic and diluted loss per share	584,338,942	527,637,086	424,713,997

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Year ended	Year ended	Six months ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Weighted average number of share options(1)	88,553,474	70,374,832	45,882,791

(1)

From January 1, 2019 through to February 28, 2019, the Company granted 10,807,200 options over ordinary shares with an exercise price determined by reference to the market value of an ADS at the date of grant, and 6,498,126 options over ordinary shares with an exercise price equal to the nominal value of the ordinary shares (£0.001 per share).

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

(x)          New accounting pronouncements

Adopted in the year ended December 31, 2018

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

The quantitative impacts of the changes on the statement of operations for the year ended December 31, 2018 are set out below (in thousands):

	Under previous
	revenue
	guidance	Adjustment	As reported
	$'000	$'000	$'000
Revenue	67,802	$(8,297)	$59,505
Operating loss	(74,068)	(8,297)	(82,365)
Loss before income taxes	(86,720)	(8,297)	(95,017)
Net loss attributable to ordinary shareholders	(87,217)	(8,297)	(95,514)
Net loss per ordinary share - Basic and diluted	(0.15)		(0.16)

The quantitative impacts of the changes on the balance sheet as of December 31, 2018 are set out below (in thousands):

	Under previous
	revenue
	guidance	Adjustment	As reported
	$'000	$'000	$'000
Accumulated other comprehensive loss	(9,415)	(348)	(9,763)
Accumulated deficit	(318,847)	348	(318,499)
Total stockholders’ equity	246,885	—	246,885

The quantitative impacts of the changes on the statement of cash flows for the year ended December 31, 2018 are set out below (in thousands):

	Under previous
	revenue
	guidance	Adjustment	As reported
	$'000	$'000	$'000
Net loss	(87,217)	(8,297)	(95,514)
Decrease in payables and deferred revenue	(49,220)	8,297	(40,923)

The cumulative effect of adopting the guidance on our financial statements at January 1, 2018 is a credit to opening accumulated losses and corresponding decrease in deferred revenue of $8,645,000.  The tax impact of the credit to opening accumulated losses is to reduce deferred tax assets by $1,469,000, which is fully offset by a reduction in the deferred tax valuation allowance.

The adoption of ASC 606 has had a material impact on the Company’s financial statements due to the following:

•Under the GSK Collaboration and License Agreement, the Company will receive non-substantive milestone payments in the future upon achievement of specified development milestones. Non-substantive milestones are currently included within the transaction price upon achievement of the milestone and recognized over the period during which the Company is delivering services to GSK.  ASC 606 requires an entity to estimate the amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer.  This includes an estimate of variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.  This results in certain milestone payments being recognized earlier under ASC 606 than under existing guidance, if it is considered probable that the milestone will be achieved.

•Upfront payments and non-refundable milestone payments were previously recognized in revenue using the proportional performance model ratably over the period that services are rendered, unless another attribution method more closely approximates the delivery of the goods or services to the customer. ASC 606 requires an entity to recognize revenue using a measure of progress that depicts the transfer of control of the goods or services to the customer.  The Company considers that an input measure, such as costs incurred, relative to the total expected inputs is the appropriate measure to depict the transfer of control of the services under the GSK Collaboration and License Agreement, which impacts the timing of its revenue from the GSK Collaboration and License Agreement.

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

The guidance must be adopted on a modified retrospective transition approach for leases existing, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  The FASB has issued ASU 2018-11 - Leases, which, in addition to the existing requirements to transition, permits an entity to transition to the new guidance by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods and the Company intends to adopt the guidance in this manner.  The Company’s assessment of the impact of the guidance on its consolidated financial statements is ongoing.  We anticipate that the adoption of the guidance will have a material impact on the Company’s consolidated balance sheet due to the recognition of a lease liability and corresponding right-of-use asset.  We have not finalized the assessment of the amount of the lease liability and right-of-use asset, but we anticipate that it will result in the recording of lease assets of approximately $21 million and a corresponding lease liability of approximately $26 million.

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

Note 3 — Revenue

After the adoption of ASC 606

Revenue from contracts with customers arises from one customer, which is GSK, in one geographic location, which is the United Kingdom.

Revenue comprises the following categories (in thousands):

Year ended
December 31,
2018

Development	$20,391
Licenses	39,114
$59,505

The deferred revenue balance as of January 1, 2018 and December 31, 2018 is as follows (in thousands):

	December 31,	January 1,
	2018	2018
Deferred revenue	$—	$30,090

Deferred revenue has decreased from $30,090,000 at January 1, 2018 to $0 at December 31, 2018 primarily due to the recognition of license revenue of $39,114,000 for the NY-ESO License which commenced in September 2018, of which $27,001,000 was included in the opening balance of deferred revenue.  A further $3,089,000 of the deferred revenue at January 1, 2018 was recognized in the year ended December 31, 2018.

The impact of changes in variable consideration in the year ended December 31, 2018 was a reduction in deferred revenue of $10,396,000, respectively, and the impact of changes in the percentage of completion in the year ended December 31, 2018 was to increase deferred revenue by $5,027,000.

At December 31, 2018, there were no unsatisfied (or partially satisfied) performance obligations.  The NY-ESO program transferred to GSK on July 23, 2018 which resulted in the revenue allocated to the NY-ESO License and the transition activities being recognized in year ended December 31, 2018.  The revenue allocated to the PRAME pre-clinical development program was recognized over the development period, which was completed as at December 31, 2018.

Note 4 — Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable and accrued expenses.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2018 are as follows (in thousands):

		Fair value measurements using
	December 31,	Level 1	Level 2	Level 3
	2018
Assets:
Marketable securities:
Corporate debt securities	$125,813	$125,813	$—	$—
Agency bond	3,965	—	3,965	—
Treasury bills	1,980	—	1,980	—
Certificate of deposit	3,002	—	3,002	—
Commercial paper	1,995	—	1,995	—
	$136,755	$125,813	$10,942	$—

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	December 31,	Level 1	Level 2	Level 3
	2017
Assets:
Marketable securities:
Corporate debt securities	$124,218	$124,218	$—	$—

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

Significant concentration of credit risk

The Company held cash and cash equivalents of $68,379,000, marketable securities of $136,755,000 and restricted cash of $4,097,000 as of December 31, 2018.  The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom.

The Company has one customer as a result of the GSK Collaboration and License Agreement. Trade receivables were $192,000 and $206,000 as of December 31, 2018 and December 31, 2017. Trade receivables arise in relation to the GSK Collaboration and License Agreement. The Company has been transacting with GSK since June 2014, during which time no impairment losses have been recognized. As of December 31, 2018, there was $192,000 of accounts receivable which was overdue.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm the Company’s business in the future. Management seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, the Company has not used forward exchange contracts or other currency hedging products to manage exchange rate exposure, although it may do so in the future. The exchange rate as of December 31, 2018, the last business day of the reporting period, was £1.00 to $1.27.

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

Note 5 — Other current assets

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Corporate tax receivable	$16,459	$11,454
Prepayments	6,279	6,120
Clinical materials	1,087	3,760
VAT receivable	1,505	—
Other current assets	439	382
	$25,769	$21,716

Note 6 — Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Computer equipment	$2,916	$2,706
Laboratory equipment	21,280	18,745
Office equipment	847	858
Leasehold improvements	26,873	27,441
Assets under construction	126	393
	52,042	50,143
Less accumulated depreciation	(15,924)	(9,464)
	$36,118	$40,679

Depreciation expense was $7,188,000,  $5,032,000 and $3,126,000 for the years ended December 31, 2018 2017, and 2016, respectively.

The Company has disposed of leasehold improvements resulting in a loss on disposal of $7,000,  $194,000 and $122,000 in the years ended December 31, 2018 and 2017, respectively, which is included within general and administrative expenses in the statement of operations.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Acquired software licenses	$2,494	$1,789
Licensed IP rights – completed technology used in R&D	197	200
	2,691	1,989
Less accumulated amortization	(1,218)	(652)
	$1,473	$1,337

Amortization expense was $622,000,  $391,000 and $160,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated aggregate amortization expense in respect of these assets for each of the five years ended 2023 is $659,000,  $360,000,  $137,000,  $23,000 and $13,000, respectively.

Note 8 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued clinical & development expenditure	$9,637	$10,065
Accrued employee expenses	7,553	6,592
Accrued rent and property expenses	426	1,856
VAT	—	5,741
Other accrued expenditure	2,422	2,590
Other	316	357
	$20,354	$27,201

Note 9 — Contingencies and commitments

Leases

Future minimum lease payments under operating leases as of December 31, 2018 are presented below (in thousands):

December 31,
2018
2019	$3,682
2020	3,695
2021	3,728
2022	3,772
2023	3,309
Thereafter	13,772
$31,958

The Company leases property under operating leases expiring through 2027. Lease expenses amounted to $3,399,000,  $3,617,000,  $2,255,000 for the years ended December 31, 2018, 2017 and 2016, respectively, which is included within research and development and general and administrative expenses in the Company’s consolidated statements of operations.

In February 2018, the Company entered into the lease of a building at Milton Park, Oxfordshire, U.K. The term of the lease expires on October 23, 2041, with termination options exercisable by the Company on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.  The related lease commitments are included in the table above.

Capital commitments

As of December 31, 2018, the Company had commitments for capital expenditure totaling $963,000, which the Company expects to incur within one year.

Commitments for clinical materials, clinical trials and contract manufacturing

As of December 31, 2018, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing and committed funding under the MD Anderson strategic alliance of up to $25,849,000,  of which the Company expects to pay $13,213,000 within one year and $12,636,000 in one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites. The Company’s subcontracted costs for clinical trials and contract manufacturing were $41,580,000 $41,505,000,  $23,565,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Under the terms of the agreement, the Company has committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,325,000 in the year ended December 31, 2018.  The Company is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Universal Cells Research, Collaboration and License Agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2.5 million to Universal Cells in November 2015, a milestone payment of $3.0 million in February 2016 and further milestone payments of $0.2 million and $0.9 million in the year ended December 31, 2018 and 2017, respectively.  Further milestone payments of up to $43.5 million are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.  The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

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

Note 10 — Stockholders’ equity

Ordinary shares

Each holder of ordinary shares is entitled to one vote, on a show of hands and one vote per share on a poll, at general meetings of the Company. On the winding up of the Company, the assets of the Company available for distribution to holders remaining after payment of all other debts and liabilities of the Company shall be paid to the shareholders in proportion to the number of shares held by each of them. The payment of dividends by Adaptimmune Therapeutics plc is governed by English law

Effective from June 21, 2017, the Directors have the authority to allot new ordinary shares or to grant rights to subscribe for or to convert any security into ordinary shares in the Company up to a maximum aggregate nominal amount of £140,000.This authority runs for five years and will expire on June 20, 2022. Effective from June 21, 2017, the Directors also have the authority to allot ordinary shares for cash or to grant rights to subscribe for or to convert any security into ordinary shares in the Company without first offering them to existing shareholders in proportion to their existing holdings up to an aggregate maximum nominal amount of £140,000. This power will expire at the end of the Annual General Meeting of the Company to be held in 2019.

2018 Registered direct offering

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

Underwritten public offering

On March 27, 2017, the Company completed an underwritten public offering of the Company’s American Depositary Shares. The Company sold 15,700,223 ADSs (representing 94,201,338 ordinary shares) at a price to the public of $4.20 per ADS.  The net proceeds were $61,397,000 after deducting offering expenses of $4,544,000.

2017 Registered direct offering

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

Generally, the vesting dates for the options granted under these plans up to December 31, 2018 are 25% on the first anniversary of the grant date and 75% in monthly installments over the following three years. However, the options granted to non-executive directors under the Adaptimmune Therapeutics plc 2015 Share Option Scheme vest and become exercisable as follows:

Options granted to non-executive directors on May 11, 2015:	Immediately on grant date
Options granted to a non-executive director on June 23, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on August 11, 2016:	100% on the first anniversary of the grant date
Options granted to non-executive directors on November 28, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on July 3, 2017	100% on the first anniversary of the grant date
Options granted to non-executive directors on June 22, 2018:	100% on the first anniversary of the grant date
Options granted to a non-executive director on July 5, 2018:	25% on the first anniversary of the grant date and 75% in monthly instalments over the following two years

Effective from January 2018, the Company has also granted restricted stock unit style options (“RSU-style”). The RSU-style options over ordinary shares in Adaptimmune Therapeutics plc are granted under the Adaptimmune Therapeutics plc Employee Share Option Scheme (adopted on January 14, 2016).  These options have an exercise price equal to the nominal value of an ordinary share, of £0.001, and generally vest over four years, with 25% on the first, and each subsequent, anniversary of the grant date.

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

(iii) The Adaptimmune Limited Company Share Option Plan was adopted on December 16, 2014. This scheme allowed the grant of options to our eligible employees prior to the Company’s corporate reorganization in 2015. This scheme is a tax efficient option scheme and options were granted on December 19, 2014 and on December 31, 2014 to our part-time and full-time employees.

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

In August 2016, the Company accelerated the vesting of 361,222 share options held by two non-executive directors, such that those options became vested and exercisable on December 30, 2016 when the non-executive directors stepped down from the Board, and the options expired on December 31, 2018.

The following table shows the total share-based compensation expense included in the consolidated statement of operations (thousands):

	Year ended
	December 31,
	2018	2017	2016
Research and development	$8,340	5,268	$4,185
General and administrative	7,862	5,536	4,636
	$16,202	10,804	$8,821

As of December 31, 2018, there was $13,686,000 of total unrecognized compensation cost related to stock options granted but not vested under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.9 years.

There were 20,771,970, 29,924,787 and 19,404,373 options granted in the years ended December 31, 2018, 2017 and 2016, respectively, of which 8,603,676 had a nominal exercise price (similar to a restricted stock unit (RSU). The weighted average fair value of stock options with an exercise price equating to the fair market value on the date of grant granted in the years ended December 31, 2018, 2017 and 2016 were $0.87,  $0.35 and $0.74, respectively.  The weighted average fair value of RSU-style stock options granted in the year ended December 31, 2018 was $1.37.

The following table summarizes all stock option activity for the year ended December 31, 2018:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2018	74,943,667	£0.58
Changes during the period:
Granted	20,771,970	£0.63
Exercised	(5,334,936)	£0.42
Forfeited	(2,815,982)	£0.80
Outstanding at December 31, 2018	87,564,719	£0.60	7.6	$25,905
Exercisable at December 31, 2018	47,678,481	£0.55	6.7	$15,207

The following table summarizes information about stock options outstanding as of December 31, 2018:

Outstanding				Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Total share	remaining	average	Total share	average
Exercise price	options	contractual life	exercise price	options	exercise price
£0	8,099,412	9.2	£0.00	—	£—
0.01 - 0.25	7,268,412	4.9	0.12	7,268,412	0.12
0.26 - 0.50	16,714,988	6.1	0.43	16,156,497	0.42
0.51 - 0.75	28,617,051	8.2	0.61	13,465,614	0.61
0.76 - 1.00	22,317,845	8.0	0.93	9,323,729	0.90
1.01 - 1.50	2,751,818	8.5	1.18	934,295	1.04
1.51 - 2.00	1,795,243	8.6	1.71	529,934	1.82
Total	87,564,769	7.6	£0.60	47,678,481	£0.55

There were 5,334,936,  1,142,904 and 63,192 share options exercised in the years ended December 31, 2018, 2017 and 2016, respectively. In the years ended December 31, 2018, 2017 and 2016 the total intrinsic value of stock options exercised was $6,727,000,  $1,522,000 and $40,000, respectively and the cash received from exercise of stock options was $3,037,000,  $401,000 and $17,000, respectively. The Company recognizes tax benefits arising on the exercise of stock options regardless of whether the benefit reduces current taxes. The tax benefit arising on the exercise of stock options was $1,325,000,  $73,000 and $8,000 for the year ended December 31, 2018, 2017 and 2016, respectively.  The Company satisfies the exercise of stock options through newly issued shares.

The fair value of the stock options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Expected term (years)	5 years	5 years	5 years
Expected volatility	66 - 69%	66 - 71%	68 - 73%
Risk free rate	0.90 - 1.15%	0.40 - 0.76%	0.17 - 1.07%
Expected dividend yield	0%	0%	0%

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

Note 12 — Income taxes

Loss before income taxes is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
U.S.	$(1,650)	$(3,121)	$(3,373)
U.K.	(93,367)	(66,566)	(67,314)
Loss before income taxes	$(95,017)	$(69,687)	$(70,687)

The components of income tax expense are as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
United States:
Federal	$400	$459	$752
State and local	97	(8)	140
U.K.	—	—	—
Total current tax expense	497	451	892

United States:
Federal	—	—	—
State and local	—	—	—
U.K.	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$497	$451	$892

As of December 31, 2018 and 2017 the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Deferred tax liabilities
Property, plant and equipment:	$(1,415)	$(2,159)
Accruals	—	(3)
Total	(1,415)	(2,162)

Deferred tax assets
Share-based compensation expense	8,020	5,603
Intangibles	575	381
Other	286	254
Net operating loss and expenditure credit carryforwards	33,310	23,357
Total	42,191	29,595
Valuation allowance	(40,776)	(27,433)
	1,415	2,162
Net deferred tax asset (liability)	$—	$—

The valuation allowances are primarily related to deferred tax assets for operating loss and tax credit carry-forwards and temporary differences relating to share-based compensation expense.  Deferred tax assets have been recognized without a valuation allowance to the extent supported by reversing taxable temporary differences.  A valuation allowance has been provided over the remaining deferred tax assets, which management considered are not more likely than not of being realized after weighing all available positive and negative evidence including cumulative losses in recent years and projections of future taxable losses.

The movements in the deferred tax valuation allowance for the year ended December 31, 2018 and 2017 is as follows (thousands):

	2018	2017
Valuation allowance at January 1,	$27,433	$17,613
Impact of adopting ASC 606	(1,469)	—
Valuation allowance at January 1, restated	25,964	17,613
Increase in valuation allowance	16,659	8,098
Foreign exchange translation adjustments	(1,847)	1,722
	$40,776	$27,433

Reconciliation of the U.K. statutory income tax rate to the Company's effective tax rate is as follows (in percentages):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
U.K. tax rate	19.0%	19.3%	20.0%
Reimbursable tax credits	3.5%	2.6%	1.6%
Surrender of R&D expenditures for R&D tax credit refund	(10.0)%	(8.4)%	(5.9)%
Change in valuation allowances	(17.5)%	(13.5)%	(14.7)%
Difference in tax rates	(1.3)%	(1.4)%	(2.6)%
R&D tax credits generated	5.1%	0.7%	—%
Other	0.8%	0.1%	0.3%
Effective income tax rate	(0.5)%	(0.6)%	(1.3)%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom.  The weighted-average U.K. corporate tax rate for the years ended December 31, 2018, 2017 and 2016 was 19%,  19.25% and 20%, respectively. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate tax rate was 21%,  34% and 34% for the years ended December 31, 2018, 2017 and 2016, respectively.

The United Kingdom’s 2016 Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company used a 17% tax rate as of December 31, 2018 in respect of the measurement of deferred taxes arising in the United Kingdom, which reflects the currently enacted tax rate and the anticipated timing of the unwinding of the deferred tax balances. In respect of the measurement of deferred taxes arising in the U.S, the Company has adopted a 21% tax rate as of December 31, 2018.

As of December 31, 2018, we do not have unremitted earnings in our U.S. subsidiary.

As of December 31, 2018, we had U.K. net operating loss of approximately $175.6 million, expenditure credit carryforwards of $0.6 million and U.S. tax credit carryforwards of $4.2 million. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. U.S. tax credit carryforwards can be carried forward for 20 years.  The tax credit carryforwards begin expiring in 2036.

Our tax returns are under routine examination in the U.K. and U.S. tax jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed.  The Company is no longer subject to examinations by tax authorities for the tax years 2011 and prior in the United Kingdom.  However, U.K. net operating losses from the tax years 2011 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our U.K. income tax returns have been accepted by Her Majesty’s Revenue and Customs through the period ended December 31, 2016. The Company is subject to examinations by tax authorities in the United States for all tax years 2013 through 2017. Our U.S. federal income tax return for the year ended June 30, 2014 was audited by the U.S. Internal Revenue Service and resulted in no changes and our U.S. federal income tax return for the year ended December 31, 2016 is being audited by the U.S. Internal Revenue Service. We are also subject to audits by U.S. state taxing authorities where we have operations.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. As of December 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits.

Note 13 — Geographic information

Operations by geographic area

Revenue represents recognized income from the GSK Collaboration and License Agreement.  All revenue was derived in the United Kingdom.

Long-lived assets (excluding intangibles and financial instruments) were located as follows (in thousands):

	December 31,	December 31,
	2018	2017
U.K.	$18,828	$22,786
U.S.	17,290	17,893
Total long-lived assets(1)	$36,118	$40,679

(1)

Clinical materials of $3,953,000 and 4,695,000, included within non-current assets as of December 31, 2018 and 2017, respectively, are not included within the table above because they can easily be transferred between geographic locations.

Major customers:

During the years ended December 31, 2018, 2017 and 2016 100% of revenues were generated from one customer, which was GSK.