Form 10-Q
period 2019-03-31
Adaptimmune Therapeutics PLC
filed 2019-05-06
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☒	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

American Depositary Shares, each representing 6 Ordinary Shares, par value £0.001 per share	ADAP	The Nasdaq Global Select Market

As of May 2, 2019, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 628,357,300.

General information

In this Quarterly Report on Form 10‑Q (“Quarterly Report”), “Adaptimmune,” the “Group,” the “Company,” “we,” “us” and “our” refer to Adaptimmune Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires.

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

•	the scope and timing of performance of our ongoing collaboration with GlaxoSmithKline (“GSK”);
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$49,917	$68,379
Marketable securities - available-for-sale debt securities	118,241	136,755
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	—	192
Other current assets and prepaid expenses (including current portion of clinical materials)	32,143	25,769
Total current assets	200,301	231,095

Restricted cash	4,473	4,097
Clinical materials	3,972	3,953
Operating lease right-of-use assets, net of accumulated amortization of $656 (2018: $0)	24,462	—
Property, plant and equipment, net of accumulated depreciation of $18,083 (2018: $15,924)	35,703	36,118
Intangibles, net of accumulated amortization of $1,411 (2018: $1,218)	1,529	1,473
Total assets	$270,440	$276,736

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	5,391	4,083
Operating lease liabilities, current	2,217	—
Accrued expenses and other accrued liabilities	15,827	20,354
Total current liabilities	23,435	24,437

Operating lease liabilities, non-current	26,779	—
Other liabilities, non-current	571	5,414

Total liabilities	50,785	29,851

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 701,103,126 authorized and 628,294,702 issued and outstanding (2018: 701,103,126 authorized and 627,454,270 issued and outstanding)	940	939
Additional paid in capital	577,722	574,208
Accumulated other comprehensive loss	(13,096)	(9,763)
Accumulated deficit	(345,911)	(318,499)
Total stockholders' equity	219,655	246,885

Total liabilities and stockholders’ equity	$270,440	$276,736

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2019	2018
Revenue	$—	$8,196
Operating expenses
Research and development	(22,019)	(25,732)
General and administrative	(11,773)	(11,204)
Total operating expenses	(33,792)	(36,936)
Operating loss	(33,792)	(28,740)
Interest income	952	659
Other income, net	5,430	7,130
Loss before income taxes	(27,410)	(20,951)
Income taxes	(2)	(127)
Net loss attributable to ordinary shareholders	$(27,412)	$(21,078)

Net loss per ordinary share - Basic and diluted
Basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	627,945,243	562,381,995

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended
	March 31,
	2019	2018
Net loss	$(27,412)	$(21,078)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	(3,543)	(2,602)
Unrealized gains (losses) on available-for-sale debt securities
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0 and $0	210	(4,056)
Reclassification adjustment for losses on available-for-sale debt securities included in net income, net of tax of $0 and $0	—	1,163

Total comprehensive loss for the period	$(30,745)	$(26,573)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	gains
				foreign	(losses) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders'
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2019	627,454,270	$939	$574,208	$(9,607)	$(156)	$(318,499)	$246,885

Net loss	—	—	—	—	—	(27,412)	(27,412)
Issuance of shares upon exercise of stock options	840,432	1	35	—	—	—	36
Foreign currency translation adjustments	—	—	—	(3,543)	—	—	(3,543)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	—	—	—	210	—	210
Share-based compensation expense	—	—	3,479	—	—	—	3,479
Balance as of March 31, 2019	628,294,702	$940	$577,722	$(13,150)	$54	$(345,911)	$219,655

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	gains
				foreign	(losses ) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders’
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2018 (under previous guidance)	562,119,334	$854	$455,401	$(17,867)	$(3,774)	$(231,630)	$202,984
Cumulative effect of applying new accounting standards	—	—	—	—	—	8,645	8,645
Balance as of 1 January 2018 (adjusted)	562,119,334	854	455,401	(17,867)	(3,774)	(222,985)	211,629

Net loss						(21,078)	(21,078)
Issuance of shares upon exercise of stock options	2,740,626	4	1,530	—	—	—	1,534
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	(2,602)	—	—	(2,602)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-	—	—	—	—	(4,056)	—	(4,056)
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	1,163	—	1,163
Share-based compensation expense	—	—	4,672	—	—	—	4,672
Balance as of March 31, 2018	564,859,960	$858	$461,603	$(20,469)	$(6,667)	$(244,063)	$191,262

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(27,412)	$(21,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,828	1,740
Amortization	167	143
Share-based compensation expense	3,479	4,672
Realized loss on available-for-sale debt securities	—	1,163
Unrealized foreign exchange gains	(5,095)	(7,862)
Other	(39)	124
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(6,659)	(10,179)
Increase in non-current operating assets	(19)	(123)
Decrease in payables and deferred revenue	(2,453)	(15,879)
Net cash used in operating activities	(36,203)	(47,279)

Cash flows from investing activities
Acquisition of property, plant and equipment	(904)	(1,904)
Acquisition of intangibles	(205)	(10)
Maturity or redemption of marketable securities	22,669	28,043
Investment in marketable securities	(3,904)	(12,490)
Net cash provided by investing activities	17,656	13,639

Cash flows from financing activities
Proceeds from exercise of stock options	36	1,534
Net cash provided by financing activities	36	1,534

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	425	1,545
Net decrease in cash and cash equivalents	(18,086)	(30,561)
Cash, cash equivalents and restricted cash at start of period	72,476	88,296
Cash, cash equivalents and restricted cash at end of period	$54,390	$57,735

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom. Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors. The Company’s proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce therapeutic candidates (“SPEAR T-cells”) for administration to patients. Using its affinity engineered TCRs, the Company aims to become the first company to have a TCR T-cell approved for the treatment of a solid tumor indication.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $345.9 million as of March 31, 2019.

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

The unaudited condensed consolidated interim financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019 (the “Annual Report”).  The balance sheet as of December 31, 2018 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

On January 1, 2019, the Company adopted new guidance on lease recognition, which has been codified within Accounting Standard Codification Topic 842, Leases (“ASC 842”).  The comparative financial information for the three months ended March 31, 2018 and as of December 31, 2018 has not been restated. The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under previous guidance. The effect on the accumulated deficit, total stockholders’ equity and net assets as at January 1, 2019 was $0.

Note 2 — Summary of Significant Accounting Policies (continued)

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

(c)          Foreign currency

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

(d)          Fair value measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The hierarchy defines three levels of valuation inputs:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 - Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of marketable securities, which are measured at fair value on a recurring basis is detailed in Note 6, Fair value measurements.

Note 2 — Summary of Significant Accounting Policies (continued)

(e)          Going concern

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date of the condensed consolidated interim financial statements. This evaluation is based on relevant conditions and events that are known and reasonably knowable at the date that:

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

(f)          New accounting pronouncements

Adopted in the period

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard, ASC 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of “Right of Use” (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under previous guidance.  The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification. The Company also elected the practical expedient related to land easements, allowing it to carry forward our accounting treatment for land easements on existing agreements. Therefore, the effect on the accumulated deficit, total stockholders’ equity and net assets as at January 1, 2019 was $0.

The adoption of ASC 842 has had a material impact on the Company’s financial statements due to the following:

•

As a lessee, the Company has recognized liabilities for operating leases following the adoption date. These liabilities have been measured at the present value of the remaining minimum rental payments using an incremental borrowing rate (the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment).

•

The Company’s operating lease agreements under the new standards also required the measurement of ROU assets at the initial measurement of the lease liabilities, with adjustments for prepaid or accrued lease payments and the remaining balance of any incentives received (the amount of the gross lease incentives received net of amounts recognized previously as part of the single lease cost).

Note 2 — Summary of Significant Accounting Policies (continued)

(f)          New accounting pronouncements (continued)

Adopted in the period (continued)

Leases (continued)

•

Following initial measurement of the operating lease liabilities and ROU assets, the lease liabilities experience further changes with the accrual of interest and the repayments made under the lease agreements. In addition, the ROU assets are amortized at amounts equal to the difference between the straight-line lease expense and the change in interest on the lease liability in the period.

The Company has operating leases in relation to property and laboratory facilities.  Leases with an expected term of 12 months or less at inception are not recorded on the balance sheet and are instead recognized as a lease expense on a straight-line basis over the lease. term.  The Company accounts for lease components (e.g. fixed payments including rent and termination costs) separately from the non-lease components (e.g. common-area maintenance costs and service charges based on utilization) which are recognized over the period in which the obligation occurs.

The lease term and minimum lease payments have been determined by taking the non-cancellable period and then assessing the reasonable certainty of whether to exercise an option to extend or terminate. Economic factors such as termination costs have been considered in this assessment. All of the leases have termination options and, with the exception of one of the two buildings in Milton Park, UK, the assumption has been made that the initial termination option will be activated. For Milton Park, the two buildings are assumed to have a coterminous termination point. The maximum lease term without activation of termination options is to 2041. Where termination options have been assumed to be utilized, the associated termination fees have been included in the calculation of the lease liability and ROU asset.

All leases are classified as operating leases, and the related cash flows are categorized under Net cash used in operating activities.  For the three months ended March 31, 2019 the operating lease cash outflows totaled $1.2 million, and the operating lease cost, recognized in General and administrative expenses, totaled $1.0 million. In addition, there were costs in relation to short term leases of $951,000.

Amounts reported in the unaudited condensed consolidated balance sheet as of 31 March, 2019 were (in thousands):

March 31,
2019
Operating lease right of use assets	$24,462
Operating lease liabilities, current	(2,217)
Operating lease liabilities, non-current	(26,779)
Total operating lease liabilities	$(4,534)

The maturities of operating lease liabilities are as follows (in thousands):

Operating leases

2019	$2,465
2020	4,136
2021	4,172
2022	4,216
2023	3,936
after 2023	16,520
Total lease payments	35,445
Less: Imputed interest	6,449
Present value of lease liability	$28,996

Note 2 — Summary of Significant Accounting Policies (continued)

(f)          New accounting pronouncements (continued)

Adopted in the period (continued)

Leases (continued)

The company has no external borrowings, therefore the discount rates have been determined as an average rate for each lease, as provided by independent financial institutions. The rates provided were based upon the Company’s incremental borrowing rate for each lease based upon the value, currency and term. The weighted average discount rate for the operating leases as at March 31, 2019 is 4.65% and the weighted average remaining lease term is 8.1 years.

To be adopted in future periods

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early application is permitted for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15 – Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early application is permitted for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 – Fair Value Measurement (Topic 820) - Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement.  The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year.  Early application is permitted. Certain amendments apply prospectively with the all other amendments applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Note 2 — Summary of Significant Accounting Policies (continued)

(g)Restricted cash

The Company’s restricted cash consists primarily of cash providing security for letters of credit in respect of lease agreements.

(h)          Accumulated other comprehensive income (loss)

The following amounts were reclassified out of other comprehensive income during the three months ended March 31, 2019 and 2018 (in thousands):

	Amount reclassified
	Three months ended	Three months ended
	March 31,	March 31,
Component of Accumulated Other Comprehensive Income	2019	2018

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for losses on available-for-sale debt securities	$—	$1,163

Note 3 — Revenue

There has been no revenue in the quarter, and there is no deferred revenue balance at March 31, 2019 or at December 31, 2018. There has been no movement in deferred revenue in the current period.

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations. Following the completion of the NY-ESO SPEAR T-cell transition program and the termination of the PRAME pre-clinical development program in 2018, GSK has nominated its third target under the Collaboration and License Agreement. However, work has not commenced on this target and as such, no revenue has been recognized for the three months ended March 31, 2019. Future revenues will depend on the progress of the development programs within the Collaboration and License Agreement, and GSK’s progress with the NY-ESO program, which are difficult to predict.

Note 4 — Other income, net

Other income, net consisted of the following (in thousands):

	Three months ended
	March 31,
	2019	2018

Realized foreign exchange gains	$295	$—
Unrealized foreign exchange gains	5,095	7,862
Losses on redemption or maturity of available-for-sale debt securities	—	(1,163)
Other	40	431
	$5,430	$7,130

Note 5 — Loss per share

The numerator for the basic and diluted income (loss) per share is as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Net income (loss) attributable to ordinary shareholders	$(27,412)	$(21,078)
Numerator for basic income (loss) per share	(27,412)	(21,078)
Numerator for diluted income (loss) per share	(27,412)	(21,078)

The denominator for the basic and diluted income (loss) per share is as follows:

	Three months ended
	March 31,
	2019	2018
Denominator for basic income (loss) per share - Weighted average shares outstanding	627,945,243	562,381,995
Effect of dilutive securities:
Employee stock options	103,848,778	89,203,915
Denominator for diluted income (loss) per share	731,794,021	651,585,910

The dilutive effect of 103,848,778 and 89,203,915 stock options have been excluded from the diluted loss per share calculation for the three months ended March 31, 2019 and 2018, respectively, because they would have an antidilutive effect on the loss per share for the period.

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2019 are as follows (in thousands):

		Fair value measurements using
	March 31,	Level 1	Level 2	Level 3
	2019
Assets:
Marketable securities:
Corporate debt securities	$109,252	$109,252	$—	$—
Agency bond	3,995	—	3,995	—
Treasury bills	1,992	—	1,992	—
Certificate of deposit	3,002	—	3,002	—
	$118,241	$109,252	$8,989	$—

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

Note 7 — Available-for-sale debt securities

As of March 31, 2019, the Company has the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity	cost	Gains	Losses	Fair Value
Cash equivalents:
Corporate debt securities	Less than 3 months	$7,990	$—	$—	$7,990
		$7,990	$—	$—	$7,990

Marketable securities:
Corporate debt securities	3 months to 1 year	$109,203	$64	$(15)	$109,252
Agency bond	3 months to 1 year	3,990	5	—	3,995
Treasury bills	3 months to 1 year	1,992	—	—	1,992
Certificate of deposit	3 months to 1 year	3,002	—	—	3,002
		$118,187	$69	$(15)	$118,241

In the three months ended March 31, 2019, there were no realized losses recognized on the maturity of available-for-sale debt securities.

 As of March 31, 2019 and December 31, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position was $49,567,000 and $117,179,000, respectively, which consisted of 15 and 37 securities, respectively.  No securities have been in an unrealized loss position for more than one year. As of March 31, 2019, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Corporate tax receivable	$22,072	$16,459
Prepayments	8,284	6,279
Clinical materials	862	1,087
VAT receivable	416	1,505
Other current assets	509	439
	$32,143	$25,769

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued clinical & development expenditure	$9,432	$9,637
Accrued employee expenses	4,069	7,553
Accrued rent and property expenses	—	426
Other accrued expenditure	2,027	2,422
Other	299	316
	$15,827	$20,354

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (thousands):

	Three months ended
	March 31,
	2019	2018
Research and development	$2,021	$2,554
General and administrative	1,458	2,118
	$3,479	$4,672

There were 10,807,200 and 9,994,656 options over ordinary shares granted in the three months ended March 31, 2019 and 2018 respectively, with a weighted average fair value of $0.55 and $0.75, respectively. Additionally, in the three months ended March 31, 2019 and 2018, 6,498,126 and 6,552,636 options were granted respectively, which have a nominal exercise price (similar to a restricted stock unit (RSU)), with a weighted average fair value of $0.94 and $1.34, respectively.

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

We are a clinical-stage biopharmaceutical company focused on novel cancer immunotherapy products based on our proprietary SPEAR T-cell platform. We have developed a proprietary platform that enables us to identify cancer targets, find and genetically engineer TCRs, and produce TCR therapeutic candidates (“SPEAR T-cells”) for administration to patients. We engineer TCRs to increase their affinity to cancer specific peptides in order to destroy cancer cells in patients.

Clinical Pipeline

We have Phase 1 clinical trials ongoing with our wholly owned ADP-A2M10, ADP-A2M4 and ADP-A2AFP SPEAR T-cells in a total of ten solid tumor types including non-small cell lung cancer (“NSCLC”), head and neck cancer, ovarian, urothelial, melanoma, hepatocellular, esophageal, gastric, synovial sarcoma and myxoid round cell lyposarcoma (“MRCLS”) cancers. An Investigational New Drug (“IND”) application has also been filed for a clinical trial for a next generation SPEAR T-cell ADP-A2M4CD8. The current clinical trial pipeline is illustrated below.

•	ADP-A2M4

A Phase 1 clinical trial is ongoing in nine tumor indications, namely urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS. This trial is a first-in-human, open-label study utilizing a modified 3+3 design in up to 30 patients at a selected dose with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), 5 billion (Cohort 3), and up to 10 billion (Expansion Phase) transduced SPEAR T-cells to evaluate safety. Patients are currently being enrolled in the Expansion Phase of the trial.

•

To date, ADP-A2A4 has exhibited a favorable safety profile with no evidence of toxicity related to off-target binding or alloreactivity, and most adverse events were consistent with those experienced by cancer patients undergoing chemotherapy or other immunotherapies.

•

As of April 30, 2019, 10 patients with synovial sarcoma had been treated in either Cohort 3 or the Expansion Phase of the trial.  Four patients have achieved a partial response (one partial response (PR) being unconfirmed).  A best overall response of stable disease was reported in three patients and one patient had a best overall response of progressive disease (PD). The remaining two patients have not been assessed.

•

We have treated 7 patients in indications other than synovial sarcoma in Cohort 3 and the Expansion Phase of the trial and as of April 30, 2019 have seen evidence of anti-tumor activity in a melanoma patient (with best overall response of PD) and an ovarian patient (with best overall response of SD).  We continue to research the mechanisms of tumor resistance applicable to these indications to facilitate development of next generation SPEAR T-cells.

•

A radiation sub-study is planned to be added to the ADP-A2M4 study. This will be a site-specific study at MD Anderson Cancer Centre and is assessing the impact of low dose radiation in connection with administration of our SPEAR T-cells.

Given the responses seen with synovial sarcoma patients, we are planning to start a Phase 2 clinical trial in synovial sarcoma and myxoid round cell liposarcoma indications with a total of 60 patients. The trial (“SPEARHEAD 1”) is targeted to open during 2019 in sites in the United States, Canada and Europe.

•	ADP-A2M4CD8

Given the evidence of anti-tumor activity seen in indications other than synovial sarcoma with ADP-A2M4 and while we continue to evaluate the translational data, we have filed an IND for a next generation SPEAR T-cell, ADP-A2M4CD8. This next generation SPEAR T-cell utilizes the same engineered TCR as ADP-A2M4 but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release, increase SPEAR T-cell potency and promote epitope spreading. The trial, called “SURPASS”, will be conducted in the following indications: urothelial cancer, melanoma, ovarian cancer, esophageal, esophagogastric junction cancer, gastric cancer, non-small cell lung carcinoma (NSCLC), head and neck, synovial sarcoma and myxoid/round cell liposarcoma (MRCLS).

•	ADP-A2M10

Two Phase 1 clinical trials are ongoing with ADP-A2M10 for the treatment of (i) NSCLC, and (ii) urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. These trials are first-in-human, open-label studies utilizing a modified 3+3 design in up to 28 patients with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), 5 billion (Cohort 3), and up to 15 billion (Expansion Phase) transduced SPEAR T-cells.  Patients are currently being enrolled in the Expansion Phase in both trials. As of April 30, 2019 we had observed a decrease in target lesions in two lung cancer patients in the NSCLC trial (both patients having with a best overall response of SD). We have treated five evaluable patients in the triple tumour trial in Cohort 3 and the Expansion Phase, with two patients having a best overall response of SD and the remaining three patients having a best overall response of PD.

•	ADP-A2AFP

We continue dosing patients in our Phase 1, open-label, dose-escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). The trial is open in the United States, United Kingdom and Spain and is currently enrolling patients within the second dose Cohort at doses of 1 billion SPEAR T-cells. As of April 30, 2019 initial evidence of tumour necrosis has been seen in one patient in Cohort 1 and evidence of transient decrease in serum AFP and tumour shrinkage has been observed in one patient in Cohort 2. The patient in Cohort 1 has since progressed and the patient in Cohort 2 had stable disease at week 4.  Most adverse events to date are consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immunotherapies.

Non-clinical Pipeline

•	We continue to develop our preclinical pipeline of SPEAR T-cells, with SPEAR T-cells to new targets and additional HLAs being developed. We are also developing multiple next generation approaches.
•

Adaptimmune presented data at ASGCT in May 2019 in relation to its allogeneic platform. The data presented indicate that mature T-cells can be generated from Human Induced Pluripotent Stem Cells (hiPSC) in vitro and that these mature T-cells can respond to cancer targets when transfected with SPEAR TCRs. This process is intended ultimately to be used to develop allogeneic or “off-the shelf” versions of our SPEAR T-cells.

Manufacturing development

•

Since the opening of our Navy Yard facility in January 2018, Adaptimmune can now manufacture cells for up to 10 patients per month for US clinical trials across a broad range of tumors. We continue to further develop and optimise our manufacturing process.

•

With respect to vector, Adaptimmune is developing its own vector manufacturing process and has completed its first engineering run with first GMP production anticipated in 2019. We also have vector production in place at a third-party vendor.

GSK Collaboration Agreement Programs

•

The NY-ESO SPEAR T-cell program was transitioned to GSK in August 2018 at which point GSK assumed full responsibility for future research, development and potential commercialization of the NY-ESO T-cell therapy (now called GSK 3377794).

•

GSK nominated a second target program for the PRAME target antigen, which was announced on January 9, 2017. The program led to the development of a final lead candidate SPEAR T-cell directed to a specific peptide from the PRAME antigen. We and GSK agreed that the collaboration should not continue due to the peptide, to which the lead candidate was directed, not reaching GSK criteria.

•	GSK have nominated a third target program that will evaluate and develop new SPEAR T-cells. The collaboration program for this third target program is being finalised.

•

GSK is currently entitled to nominate a fourth target program and, upon satisfying other conditions, may have the right to nominate a fifth program under the GSK Collaboration and License Agreement, in each case excluding our ongoing wholly-owned development programs.

Financial Operations Overview

New standards

On January 1, 2019,  we adopted new accounting guidance on lease recognition, which has been codified within Accounting Standard Codification Topic 842,  Leases (“ASC 842”). We adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under previous guidance. The effect on the accumulated deficit, total stockholders’ equity and net assets as at January 1, 2019 was $0.

Revenue

There has been no revenue in the quarter, and there is no deferred revenue balance at March 31, 2019 or at December 31, 2018. There has been no movement in deferred revenue in the current period. Following the completion of the NY-ESO SPEAR T-cell transition program and the PRAME pre-clinical development program in 2018, GSK has nominated its third target under the Collaboration and License Agreement. However, work has not commenced on this target and as such, no revenue has been recognized for the three months ended March 31, 2019. Future revenues will depend on the progress of the development programs within the Collaboration and License agreement, which is difficult to predict.

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

Expenditures incurred in conjunction with the GSK Collaboration and License Agreement are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 12% of allowable R&D costs,  which may result in a payable tax credit at an effective rate of approximately 9.7% of qualifying expenditure.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018, together with the changes to those items (in thousands).

	Three months ended
	March 31,
	2019	2018	Increase/decrease
Revenue	$—	$8,196	$(8,196)	(100)%
Research and development expenses	(22,019)	(25,732)	3,713	(14)%
General and administrative expenses	(11,773)	(11,204)	(569)	5%
Total operating expenses	(33,792)	(36,936)	3,144	(9)%
Operating loss	(33,792)	(28,740)	(5,052)	18%
Interest income	952	659	293	44%
Other income, net	5,430	7,130	(1,700)	(24)%
Loss before income taxes	(27,410)	(20,951)	(6,459)	31%
Income taxes	(2)	(127)	125	(98)%
Loss for the period	$(27,412)	$(21,078)	$(6,334)	30%

Revenue

Revenue decreased by $8.2 million to nil in the three months ended March 31, 2019 compared to $8.2 million for the three months ended March 31, 2018.

No revenue has been recognized for the three months ended March 31, 2019 as the NY-ESO SPEAR T-cell transition program and the PRAME pre-clinical development program were completed in 2018, and work has not commenced on the third target nominated by GSK under the Collaboration and License Agreement.  The development revenue for the three months ended March 31,  2018 was recognized due to the continued performance under the NY-ESO transition program and the PRAME development plan.

Future revenues will depend on the progress of the development program for additional targets, and GSK’s progress with the NY-ESO program, which are difficult to predict.

Research and Development Expenses

Research and development expenses decreased by 14% to $22.0 million for the three months ended March 31, 2019 from $25.7 million for the three months ended March 31, 2018. Our research and development expenses comprise the following (in thousands):

	Three months ended
	March 31,
	2019	2018	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$16,689	$15,129	$1,560	10%
Subcontracted expenditure	6,922	11,384	(4,462)	(39)%
Manufacturing expenditure	1,548	880	668	76%
Share-based compensation expense	2,021	2,554	(533)	(21)%
Reimbursements for research and development tax and expenditure credits and government grants	(5,161)	(4,215)	(946)	22%
	$22,019	$25,732	$(3,713)	(14)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net decrease in our research and development expenses of $3.7 million for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

•

a decrease of $4.5 million in subcontracted expenditures, including clinical trial expenses and contract research organization (CRO) costs and manufacturing expenses. This was primarily driven by  a decrease in subcontracted manufacturing expenses and clinical trial costs due to the transfer of NY-ESO to GSK on July 23, 2018;

•	a decrease in share-based compensation expense of $0.5 million; and
•	an increase in reimbursements for research and development tax and expenditure credits of $0.9 million.

offset by:

•

an increase of $1.6 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 297 to 334; and

•

an increase in manufacturing of $0.7 million due to increased activity at our U.S. facility in Philadelphia and the development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, United Kingdom.

Our subcontracted costs for the three months ended March 31, 2019 were $6.9 million, compared to $11.4 million in the same period of 2018.  This is primarily due to the inclusion of costs in the three months ended March 31, 2018 for the programs which ended in 2018, including costs for the NY-ESO SPEAR T-cell program.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses increased by 5% to $11.8 million for the three months ended March 31, 2019 from $11.2 million in the same period in 2018. We expect that our general and administrative expenses will increase in the future as we expand our operations.

Other Income, Net

Other income, net was income of $5.4 million for the three months ended March 31, 2019 compared to income of $7.1 million for the three months ended March 31, 2018. Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary. Unrealized foreign exchange income has decreased, primarily due to movements in foreign exchange rates.

Income taxes

Income taxes decreased to $2,000 for the three months ended March 31, 2019 from a charge of $127,000 for the three months ended March 31, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom. Income taxes have decreased in the three months to March 31, 2019 due to an increase in tax allowances for capital additions.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to March 31, 2019, we have raised:

•	$513.5 million, net of issuance costs, through the issuance of shares, including $99.7 million raised through a registered direct offering in September 2018;
•	$148.3 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;
•	$2.8 million of income in the form of government grants; and
•	$24.6 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of March 31, 2019, we had cash and cash equivalents of $49.9 million and Total Liquidity of $168.2 million. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into the third quarter of 2020.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2019 and 2018 (in thousands).

	Three months ended
	March 31,
	2019	2018
Net cash used in operating activities	$(36,203)	$(47,279)
Net cash provided by investing activities	17,656	13,639
Net cash provided by financing activities	36	1,534
Cash, cash equivalents and restricted cash	54,390	57,735

Operating Activities

Net cash used in operating activities decreased by $11.1 million to $36.2 million for the three months ended March 31, 2019 from $47.3 million for the three months ended March 31, 2018. The decrease in cash used in operations was primarily the result of a  decrease in manufacturing expenses and clinical trial costs following the transfer of NY-ESO to GSK on July 23, 2018.

Net cash used in operating activities of $36.2 million for the three months March 31, 2019 comprised a net loss of $27.4 million and a net cash outflow of $9.1 million from changes in operating assets and liabilities, offset by non-cash items of $340,000. The non-cash items consisted primarily of depreciation expense on plant and equipment of $1.8 million, share-based compensation expense of $3.5 million, offset by unrealized foreign exchange gains of $5.1 million.

Investing Activities

Net cash provided by investing activities of $17.7 million for the three months ended March 31, 2019 and net cash used in investing activities of $13.6 million for the three months ended March 31, 2018, consisted of:

•	purchases of property and equipment of $1.1 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively; and
•

cash outflows from investment in marketable securities of $3.9 million and $12.5 million for the three months ended March 31, 2019 and 2018, respectively, and cash inflows from maturity or redemption of marketable securities of $22.7 million and $28.0 million for the three months ended March 31, 2019 and 2018, respectively

Financing Activities

Net cash from financing activities of $36,000 and $1.5 million for the three months ended March 31, 2019 and 2018, respectively, consisted of proceeds from share option exercises.

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

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$49,917	$68,379
Marketable securities	118,241	136,755
Total Liquidity	$168,158	$205,134

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

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10‑K. There have not been any material changes to our contractual obligations in the three months ended March 31, 2019.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report on Form 10‑K. There have been no material changes in the three months ended March 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2019, we adopted new guidance on lease recognition, which has been codified within Accounting Standard Codification Topic 842, Leases (“ASC 842”). As a consequence of the new guidance, management implemented several new internal controls, including controls to identify lease arrangements and to ensure that they are appropriately measured, in the quarter ended March 31, 2019.

No other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2019, we were not a party to any material legal proceedings.

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

For the three months ended March 31, 2019, the years ended December 31, 2018, 2017, 2016 and six months ended December 31, 2015 and the year ended June 30, 2015, we incurred net losses of $27.4 million, $95.5 million, $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of March 31, 2019, we had accumulated losses of $345.9 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving GSK milestones (for both the NY-ESO program, the third SPEAR T-cell program and any future SPEAR T-cell programs under the GSK Collaboration and License Agreement) and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash or alternative funding.

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

Even if one or more of the SPEAR T-cells is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved SPEAR T-cell. Our expenses could increase beyond expectations if the FDA or any other regulatory agency requires changes to our manufacturing processes or assays, or for us to perform preclinical programs and clinical or other types of trials in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more SPEAR T-cells, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the SPEAR T-cell, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales or supplies of such SPEAR T-cells, even if approved. If we are not able to generate revenue from the sale of any approved SPEAR T-cells, we may never become profitable.

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

As of March 31, 2019, we had $49.9 million of cash and cash equivalents and $118.2 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including for other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration (for example, nomination of further targets by GSK or changes to the third target program) may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our SPEAR T-cells or other research and development initiatives. Our license and supply agreements may also be terminated if we are unable to meet the payment obligations under these agreements. We could be required to seek collaborators for our SPEAR T-cells at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available or relinquish or license on unfavorable terms our rights to our SPEAR T-cells in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our American Depositary Shares, or ADSs, to decline.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Risks Related to the Development of Our SPEAR T-cells

Our business is highly dependent on the NY-ESO SPEAR T-cell and our wholly owned SPEAR T-cell candidates including ADP-A2M10 ADP-A2M4, ADP-A2M4CD8 and ADP-A2AFP, which will require significant additional clinical testing before we can seek regulatory approval and begin commercialization of any of our SPEAR T-cells.

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

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future SPEAR T-cells, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required. For example, the FDA issued a partial clinical hold for our proposed MRCLS trial with NY-ESO following review of the IND submitted for the trial. The FDA notification was not based on safety concerns. In our correspondence the FDA requested additional Chemistry Manufacturing and Controls, or CMC, and clinical information prior to the commencement of the proposed trial. An amendment to the ADP‑0011‑007 protocol for the trial was filed with the FDA which converted the trial into a pilot trial (rather than the previously proposed pivotal trial design with a futility phase) and this amended protocol was approved by the FDA resulting in a lift of the partial clinical hold. The start of the MRCLS trial was delayed as a result of the FDA issuing a partial clinical hold and there is no guarantee that any later MRCLS pivotal trial or further SPEAR T-cell trial will be approved by the FDA.

We are continuing to expand our clinical trial foot print in Europe.  This requires gaining the approval of country specific review bodies for GMO application and Clinical Trial Application (“CTA”). As this is not a harmonized process, the requirements can vary considerably and delays can be incurred at a country level.

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

Our SPEAR T-cells being developed may have potentially fatal cross-reactivity to other peptides or protein sequences within the human body.

One of our prior SPEAR T-cells, designed to target an HLA‑1 restricted MAGE-A3 cancer-specific peptide, recognized another unrelated peptide from a protein called TITIN, expressed within normal cardiac and other muscle tissues in patients. As a result of this cross-reactivity to the TITIN protein in the heart, two patients died during our MAGE-A3 clinical program, the program was put on pause, then formally placed on hold by the FDA, after which we terminated the program. We subsequently developed a preclinical safety testing program that identifies potential cross-reactivity risks but there may be gaps or other problems detected in the testing program at a later date. Even with the use of this testing program, there can be no guarantee that the FDA will permit us to begin clinical trials of any additional SPEAR T-cells other than those for which INDs already exist or that other off-target cross-reactivity will not be identified or present in any patient group. Failure to develop an effective preclinical safety testing program will prevent or delay clinical trials of any SPEAR T-cell. Detection of any cross-reactivity will halt or delay any ongoing clinical trials for any SPEAR T-cell and prevent or delay regulatory approval. Given that the underlying technology platform, manufacturing process and development process is similar for all of our TCR therapies, issues pertaining to cross-reactivity for one SPEAR T-cell may impact our ability or our collaborator’s ability to obtain regulatory approval for other SPEAR T-cells undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

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

Our T-cell therapy, which is a type of cell therapy that uses gene therapy technology, represents a novel approach to cancer treatment that could result in heightened regulatory scrutiny, delays in clinical development, or delays in our or our collaborator’s ability to achieve regulatory approval or commercialization of SPEAR T-cells.

Use of any SPEAR T-cells to treat a patient requires the use of gene therapy technology, which involves combining a patient’s T-cells with our lentiviral delivery vector containing the gene for our affinity-enhanced engineered TCR. This is a novel treatment approach that carries inherent development risks. We are therefore constantly evaluating and adapting our SPEAR T-cells following the results obtained during development work and the clinical programs. Further development, characterization and evaluation may be required, depending on the results obtained, in particular where such results suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to our SPEAR T-cells to improve safety or effectiveness, may delay the clinical program, regulatory approval or commercialization, if approved at all, of any SPEAR T-cell. Consequently, this may have a material impact on our ability to receive milestone payments and/or generate revenue from our SPEAR T-cells.

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
•

Random gene insertion associated with retrovirus-mediated genetically modified products, known as insertional oncogenesis, could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells. Insertional oncogenesis was seen in early gene therapy studies conducted outside of the United States in 2003. In those studies, insertional oncogenesis resulted in patients developing leukemia following treatment with the relevant gene therapy, with one patient dying. As a result of the data from those studies, the FDA temporarily halted gene therapy trials in the United States. The previous trials involved modification of stem cells rather than T-cells and utilized a murine gamma-retroviral vector rather than a lentiviral vector. We cannot guarantee that insertional oncogenesis resulting from administration of our SPEAR T-cells will not occur.

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

In addition, results seen in third party clinical trials using other cell therapy products, for example CAR-T products, or in clinical trials conducted by our collaborators may impact on the further advancement of our clinical trials. Based on the data currently available to us in relation to our clinical trials there is no evidence that the type and severity of neurotoxicity events observed with CD19‑directed CAR-T cell treatments, in particular the fatal events observed in the NCT02535364 trial, occur with our SPEAR TCRs (including the NY-ESO SPEAR T-cell). However there is no guarantee that the FDA or other regulatory authorities will agree with that position and further education and discussion with regulatory authorities may be required.

Results seen in third party clinical trials using products that are also used in our combination clinical trials, may impact on the further advancement of our clinical trials or clinical trials of our collaborators. For example, the FDA placed a clinical hold on three combination studies using an anti-PD‑1 therapy used to treat multiple myeloma. There is no guarantee that further reviews of safety data with anti-PD‑1 therapies will not result in delays or holds to our collaborator’s clinical trials or the requirement to amend the protocol for such clinical trials.

T-cell therapy is a novel approach to cancer treatment that creates significant increased risk in terms of side-effect profile, ability to satisfy regulatory requirements associated with clinical trials and the long- term viability of administered SPEAR T-cells.

Development of a pharmaceutical or biologic therapy or product has inherent risks based on differences in patient population and responses to therapy and treatment. The mechanism of action and impact on other systems and tissues within the human body following administration of SPEAR T-cells is not completely understood, which means that we cannot predict the long-term effects of treatment with SPEAR T-cells (whether by us or a collaborator). In addition it is not possible for any pre-clinical safety package to completely identify all potential safety risks.

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

Clinical trials using SPEAR T-cell therapeutics are still in the early stages, and it is difficult to predict the results that will be obtained by us or our collaborator in ongoing clinical trials or the next phase or phases of any clinical program. It is also difficult to predict the way in which SPEAR T-cells will interact with third-party products used in combination clinical trials. For example, data seen in third party combination trials has resulted in certain combination trials being placed on clinical hold by the FDA. Any undesirable side effects seen in combination trials may affect our ability or our or our collaborator’s ability to continue with and obtain regulatory approval for any combination therapy, but may also impact our or our collaborator’s ability to continue with and obtain regulatory approval for SPEAR T-cell therapies alone.

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent any SPEAR T-cells from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death. The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. Serious adverse events seen with other immunotherapy products, such as the severe neurotoxicity events observed with CD19‑directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment. Symptoms in any given subject would be dependent on the location and other characteristics of their tumor. For example, subjects with lung tumors may experience dyspnea. Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses. These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe, potentially life-threatening and require medical intervention.

As of April 5, 2019 for ADP-A2AFP and April 15, 2019 for ADP-A2M4 and ADP-A2M10:

•

The adverse events considered by investigators to be possibly related to ADP-A2AFP (n=3) include pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, cognitive disorder, pain in extremity, muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include bile duct obstruction and abdominal pain.

•

The adverse events occurring in >10% of subjects treated with ADP-A2M4 (n=23) and considered by investigators to be possibly related to ADP-A2M4 include cytokine release syndrome (CRS), fatigue, pyrexia, decreased appetite, rash, dyspnea, febrile neutropenia, headache, nausea, sinus tachycardia/tachycardia, anemia/red blood cells decreased, chills, diarrhea, hypotension, and tumor pain. Serious adverse events (SAE) reported with ADP-A2M4 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS, pyrexia, atrial fibrillation, thrombocytopenia/platelet count decreased, and rash. There has also been one serious adverse event report of grade 2 encephalopathy considered related to ADP-A2M4 by the investigator which resolved after 2 days of treatment.

•

The adverse events occurring in >10% of subjects treated with ADP-A2M10 (n=18) and considered by investigators to be possibly related to ADP-A2M10 include pyrexia, CRS, peripheral edema, chills, febrile neutropenia, leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, rash and sinus tachycardia/tachycardia. Serious adverse events (SAE) reported with ADP-A2M10 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS.

Because administration of SPEAR T-cells is patient-specific, the process requires careful handling of patient-specific products and fail-safe tracking, namely the need to ensure that the tracking process is without error and that patient samples are tracked from patient removal, through manufacturing and re-administration to the same patient. While such mechanisms are in place, should the tracking process fail, whether at our own facility, a third party facility or at any point in the manufacturing and supply process, a patient could receive another patient’s T-cells resulting in significant toxicity and potentially patient fatality. We will need to invest in enhanced systems, such as bar coding, to further ensure fail safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in significant toxicity and potentially patient fatality if a patient receives another patient’s T-cells. This risk may be increased where SPEAR T-cells are used in clinical programs that we do not control or sponsor and, should an error be made in the administration of our SPEAR T-cells in such clinical programs, this could affect the steps required in our own clinical programs and manufacturing process requiring the addition of further tracking mechanisms to ensure fail-safe tracking. The tracking systems required to further ensure safe patient administration may also require increased administration to satisfy other regulatory requirements, for example data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

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

SPEAR T-cells (including the NY-ESO SPEAR T-cell) and their potential associated risks are still under investigation. There is no guarantee that our SPEAR T-cells will work in the way that we currently anticipate or that affinity modification of T-cell receptors will produce the anticipated enhancements in activity. For example, there is a potential risk that, given that the TCR chains are produced separately and then assembled within patient T-cells into full TCRs, the TCR chains from both transduced and naturally occurring T-cells could be assembled into an unintended end TCR due to mis-pairing of TCR chains, which could create unknown recognition and cross-reactivity problems within patients. Although this phenomenon has not been reported in humans, it remains a theoretical risk for our SPEAR T-cells and is still being studied and investigated. This could delay regulatory approval, if any, for the relevant SPEAR T-cells. To the extent that any mis-pairing of TCR chains is identified, either in our or our competitors’ clinical trials, additional investment may be required in order to modify relevant SPEAR T-cells and to further assess and validate the risk of such mis-pairing to patients. There is also no guarantee that following modification of the relevant SPEAR T-cell, such modified SPEAR T-cell will remain suitable for patient treatment, that it will eliminate the risk of mis-pairing of TCR chains or that regulatory approval will be obtained at all or on a timely basis in relation to such modified SPEAR T-cells. The occurrence of such events would significantly harm our business, prospects, financial condition and results of operations.

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

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we or our collaborators will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for most of our clinical trials. For example, it has taken longer to recruit patients into our NSCLC trials with both the NY-ESO SPEAR T-cell and ADP-A2M10 due to the low percentage expression of peptide antigen seen in the patient populations at the relevant clinical trial sites. With the NY-ESO SPEAR T-cell, presentation of the antigen occurs predominantly in certain sub-types of NSCLC and additional clinical sites may need to be initiated in order to identify patients with those certain NSCLC sub-types. With ADP-A2M10, presentation of the peptide antigen is seen in a lower number of patients than anticipated and with ADP-A2AFP recruitment of patients remains difficult due to the nature of the patient population targeted for the trial. This has delayed recruitment of patients into trials and has resulted in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. For example, initial results from current Phase 1/2 clinical trials with the NY-ESO SPEAR T-cell have suggested that fludarabine is required as part of any patient pre-conditioning regimen. This has required amendment to protocol designs, which did not previously include fludarabine, to include fludarabine.

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

Comparability studies related to the manufacturing of any SPEAR T-cells may be required ahead of any pivotal trial start date or ahead of use in the European Union or alternatively in connection with any changes made to our manufacturing process. The requirement to carry out such comparability studies may delay the uptake of any changed process, start of any pivotal trial or use of the relevant SPEAR T-cells in Europe. If the results from the comparability studies are not acceptable, this may further delay the start of such trials or changed process and require re-evaluation of the process used to manufacture of such SPEAR T-cells. For example, comparability studies are ongoing in relation to changes made to the process for manufacture of the NY-ESO SPEAR T-cells. The results from these comparability studies may impact the start date for any registrational study or impact what data can be used for any marketing authorization application for the NY-ESO SPEAR T-cells. Failure in such comparability studies may also impact other studies in which the modified process is already being used.

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

The process of manufacturing and administering SPEAR T-cells is complex and highly regulated. The manufacture of SPEAR T-cells involves complex processes, including manufacture of a lentiviral delivery vector containing the gene for our affinity-enhanced engineered TCR. Administration of SPEAR T-cells includes harvesting white blood cells from the patient, isolating certain T-cells from the white blood cells, combining patient T-cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T-cells to obtain the desired dose, and ultimately infusing the modified T-cells back into the patient. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce.

Delays or failures in the manufacture of SPEAR T-cells (whether by us, any collaborator or our third party contract manufacturer) can result in a patient being unable to receive their SPEAR T-cells or a requirement to re-manufacture SPEAR T-cells which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

•

A failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure (including failure in the bags the Company uses to freeze), differences in patient material, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;

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

•

Loss of or close-down of any manufacturing facility used in the manufacture of SPEAR T-cells. For example we will be manufacturing SPEAR T-cells at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for these SPEAR T-cells within the timescales required for ongoing clinical trials;

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, loss of product, and timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. In addition, we may ultimately be unable to reduce the expenses associated with our SPEAR T-cells to levels that will allow us to achieve a profitable return on investment. We have entered into an alliance with Universal Cells, Inc. that, if successful, will enable us to treat patient populations with an off-the-shelf product. However, there is no guarantee that the research program with Universal Cells, Inc. will be successful, will be carried out within the timescales currently anticipated, or even if successful will result in a SPEAR T-cell that can be used to treat patients or that such SPEAR T-cell will allow us to achieve a profitable return on investment.

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

In order to commercially produce our products, we will need to comply with the FDA’s cGMP requirements at both our Navy Yard facility, vector facility and at our third party contract manufacturing facilities. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our third party contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements once the process has been approved. Any failure to follow cGMP or other regulatory requirements, reliably manufacture product or delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of our SPEAR T-cells as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our SPEAR T-cells, including leading to significant delays in the availability of our SPEAR T-cells for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing authorization applications for our SPEAR T-cells. Significant non-compliance could also result in the imposition of sanctions, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our SPEAR T-cells, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

We now manufacture SPEAR T-cells at our own US manufacturing facility and intend in the future to manufacture vector at a UK vector facility. There is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which either facility is operated. This may result in a delay in our ability to manufacture SPEAR T-cells at our own facility or in our ability to supply vector material for use in the SPEAR T-cell manufacturing process. In addition, there is no guarantee that any SPEAR T-cells or vector produced in any of our facilities will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Any failure to meet regulatory requirements or produce SPEAR T-cells and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than might be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in our ovarian cancer trial with the NY-ESO SPEAR T-cell, the first patient treated experienced a grade 3 cytokine release syndrome at day seven post-infusion, concomitant with a significant proliferation of the engineered T-cells that constituted nearly 100% of the peripheral blood at day 14. As another example, in both the European investigator-initiated clinical program in gastro-esophageal cancer and in our own sponsored synovial sarcoma trial there has been one patient death considered to be related to treatment according to the investigator.

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

Certain of our clinical trials include dose escalation studies in which the dose of SPEAR T-cells administered to patients is varied or initial studies in which the pre-treatment regimen may be varied, for example a regimen with and without fludarabine. The outcome of such dose escalation or initial studies will inform the clinical study going forward. However, the need to carry out dose escalation or other initial studies may result in delays in data from such clinical programs while the most suitable dose or regimen is assessed. For example, the trial design for our SPEAR T-cell trials includes dose escalation and therefore efficacy data may not be obtained from initial patients treated in such studies.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we or our collaborators do. Accordingly, more trials may be required before we can submit any SPEAR T-cell for regulatory approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing authorization application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our SPEAR T-cells. We cannot predict whether any SPEAR T-cells will satisfy regulatory requirements at all or for indications in which such SPEAR T-cells are currently being evaluated as part of any clinical programs.

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

As of April 5, 2019 for ADP-A2AFP and April 15, 2019 for ADP-A2M4 and ADP-A2M10:

•

The adverse events considered by investigators to be possibly related to ADP-A2AFP (n=3) include pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, cognitive disorder, pain in extremity, muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include bile duct obstruction and abdominal pain.

•

The adverse events occurring in >10% of subjects treated with ADP-A2M4 (n=23) and considered by investigators to be possibly related to ADP-A2M4 include cytokine release syndrome (CRS), fatigue, pyrexia, decreased appetite, rash, dyspnea, febrile neutropenia, headache, nausea, sinus tachycardia/tachycardia, anemia/red blood cells decreased, chills, diarrhea, hypotension, and tumor pain. Serious adverse events (SAE) reported with ADP-A2M4 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS, pyrexia, atrial fibrillation, thrombocytopenia/platelet count decreased, and rash. There has also been one serious adverse event report of grade 2 encephalopathy considered related to ADP-A2M4 by the investigator which resolved after 2 days of treatment.

•

The adverse events occurring in >10% of subjects treated with ADP-A2M10 (n=18) and considered by investigators to be possibly related to ADP-A2M10 include pyrexia, CRS, peripheral edema, chills, febrile neutropenia, leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, rash and sinus tachycardia/tachycardia. Serious adverse events (SAE) reported with ADP-A2M10 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS.

In our SPEAR T-cell trials, CRS has been reported in subjects. A subset of these reported CRS events have been Grade 3 or 4 in severity. Subjects with more severe CRS symptoms have generally responded to treatment with the anti-IL6R antibody, tocilizumab. All of our protocols now allow for use of tocilizumab for treatment of cytokine release syndrome. Tocilizumab has been shown to control cytokine release syndrome likely without abrogating the anti-tumor response.

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

Use of SPEAR T-cells in combination with other third party products or therapies may increase or exacerbate side effects that have been seen with our SPEAR T-cells alone or may result in new side effects that have not previously been identified with our SPEAR T-cells alone. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for SPEAR T-cell therapies alone.

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

In particular, eligible patients must be screened for the target peptide and HLA type, which may reduce the number of patients who can be recruited for any clinical program. For example, low target peptide expression levels in the NY-ESO SPEAR T-cell and ADP-A2M10 programs affected speed of patient recruitment. The ability to administer SPEAR T-cells to patients in accordance with set protocols for the clinical trials and the results obtained depends on patient participation for the duration of the clinical trial, which many of these patients are unable to do because of their late-stage cancer and limited life expectancy.

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

The enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product or “reference” is approved under a BLA. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA. However, the law is complex and is still being interpreted and implemented by the FDA and as a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the SPEAR T-cell’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. For example, in relation to the NY-ESO SPEAR T-cell in synovial sarcoma, the FDA requested certain additional information be made available as part of our application to conduct a pivotal study in synovial sarcoma, including a requirement to assess comparability between the manufacturing process used for the initial synovial sarcoma trials and the commercial-ready manufacturing process intended to be used in pivotal trials. The FDA also recommended that we file a SPA in relation to the design of the pivotal study. Such requirements and requests for additional information can delay the start of any pivotal or other trial or result in clinical holds being imposed on ongoing trials and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any trial whether from our collaborators for the NY-ESO SPEAR T-cells or from us for other SPEAR T-cells.

We or our collaborators could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our SPEAR T-cells in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us or a collaborator, IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a SPEAR T-cell, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we or our collaborators experience termination of, or delays in the completion of, any clinical trial of our SPEAR T-cells, the commercial prospects for our SPEAR T-cells will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

The regulatory approval process and the amount of time it takes us to obtain regulatory approvals for our SPEAR T-cells will depend on the data that are obtained in our ongoing clinical trials and in one or more future registration or pivotal clinical trials. We may attempt to seek approval on a per indication basis for our SPEAR T-cells on the basis of a single pivotal trial or on the basis of data from a Phase 2 trial. While the FDA requires in most cases two adequate and well-controlled pivotal clinical trials to demonstrate the efficacy of a product candidate, a single trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Depending on the data we obtain, the FDA or other regulatory authorities may require additional clinical trials to be carried out or further patients to be treated prior to the granting of any regulatory approval for marketing of our SPEAR T-cells. It is difficult for us to predict with such a novel technology exactly what will be required by the regulatory authorities in order to take our SPEAR T-cells to market or the timeframes under which the relevant regulatory approvals can be obtained.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the SPEAR T-cells involved. For example, clinical trials may be required in paediatric populations before any marketing approval can be obtained, which can be time consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical programs and clinical trials that will be required for regulatory approval varies depending on the SPEAR T-cell, the disease or condition that the SPEAR T-cell is designed to address, and the regulations applicable to any particular SPEAR T-cell. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a SPEAR T-cell’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. In addition, approval of our SPEAR T-cells could be delayed or refused for many reasons, including the following:

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

We may seek breakthrough therapy or fast track designations and may pursue accelerated approval for some or all of our current SPEAR T-cells, but we may be unable to obtain such designations or, where obtained we may be unable to maintain breakthrough therapy designation or, obtain or maintain the benefits associated with such designations.

We obtained breakthrough therapy status in the United States and PRIME status in Europe for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. We may seek breakthrough therapy or fast track designations for our other SPEAR T-cells in the United States or equivalent regulations elsewhere in the world.

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

In Europe, the EMA has implemented the so-called "PRIME" (PRIority MEdicines) status in order support the development and accelerate the approval of complex innovative medicinal products addressing an unmet medical need. The PRIME status enables early dialogue with the relevant EMA scientific committees and, possibly, some payers; and thus reinforces the EMA's scientific and regulatory support. It also opens accelerated assessment of the marketing authorization application (150 days instead of 210 days). The PRIME status, which is decided by the EMA, is reserved to medicines that may benefit from accelerated assessment, i.e. medicines of major interest from a public health perspective, in particular from a therapeutic innovation perspective.

In 2016, the EMA granted PRIME status to NY-ESO SPEAR T-Cell for the treatment of certain patients with metastatic synovial sarcoma who have received prior chemotherapy.

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

As part of its marketing authorization process, the EMA may grant marketing authorizations for certain categories of medicinal products on the basis of less complete data than is normally required, when doing so may meet unmet medical needs of patients and serve the interest of public health. In such cases, it is possible for the Committee for Medicinal Products for Human Use, or CHMP, to recommend the granting of a marketing authorization, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that fall under the centralized procedure (EMA's scientific assessment and European Commission's approval), including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating diseases or life-threatening diseases and those designated as orphan medicinal products.

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

Granting a conditional marketing authorization allows medicines to reach patients with unmet medical needs earlier than might otherwise be the case and will ensure that additional data on a product are generated, submitted, assessed and acted upon. Although we may seek a conditional marketing authorization for one or more of our SPEAR T-cells, the CHMP may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied. This would delay the commercialization of our SPEAR T-cells as we would have to wait for a complete data package before submitting the marketing authorization application.

We or our collaborators may not be able to obtain or maintain orphan drug exclusivity for our SPEAR T-cells.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for these types of diseases or conditions will be recovered from sales of the product. If the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by that agency. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages in-lieu of R&D tax credits and user-fee waivers. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug marketing exclusivity for a period of seven years. Orphan drug marketing exclusivity generally prevents the FDA from approving another application, including a full BLA, to market the same drug for the same indication for seven years, except in limited circumstances, including if the FDA concludes that the later drug is clinically superior to the approved drug.

The European criteria for orphan designation are different from the U.S. criteria. On the one hand, the prevalence criterion is five in 10,000 individuals in the European Economic Area (EU plus Iceland, Liechtenstein and Norway). On another hand, no therapy is available for the rare condition or, if such a therapy exists, the future orphan product must bring a significant benefit over that therapy. The significant benefit may be any benefit to patients, including improved safety, improved efficacy, better quality of life or better patient compliance to treatment, provided that it is significant. It must be demonstrated by means of a comparison with the other available therapies, including the medicinal products already approved for the same rare condition. The Committee for Orphan Medicinal Products, or COMP, examines if the orphan criteria are met, and the orphan status is granted by a decision of the European Commission. The meeting of the criteria for orphan designation is examined again by the COMP at the time of approval of the medicinal product. If the criteria for orphan designation are no longer met at that time, the European Commission withdraws the orphan status.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing authorization application for the same drug for that time period. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In Europe, the orphan exclusivity may be lost vis-à-vis another drug in cases the manufacturer is unable to assure sufficient quantity of the drug to meet patient needs or if that other product is proved to be clinically superior to the approved orphan product. A drug is clinically superior if it is safer, more effective or makes a major contribution to patient care.

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

However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Such restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers on the other. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Act, amended the intent requirement of the Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the Anti-Kickback Statute and analogous state law requirements;

•

the False Claims Act, or FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent. Violations under the Anti-Kickback Statute and certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, private individuals have the ability to bring actions on behalf of the government under the FCA and under the false claims laws of several states;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

the Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. The CMS publishes the reported data in a searchable form on an annual basis;

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

The use of engineered T-cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Additional factors will influence whether SPEAR T-cells are accepted in the market, including:

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

In addition, although we are not utilizing embryonic stem cells or replication competent vectors in our manufacturing process, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of SPEAR T-cells. If SPEAR T-cells are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we or our collaborators will not be able to generate significant revenue.

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

Commercialization of the NY-ESO SPEAR T-cell therapy and our own ability to commercialize other SPEAR T-cells depends heavily on the ongoing collaboration with GSK and payments made by GSK to us upon achievement of specified milestones. GSK has nominated a third target program, in addition to the NY-ESO SPEAR T-cell and PRAME SPEAR T-cell programs, that will evaluate and develop new SPEAR T-cells. GSK is currently entitled to nominate a fourth target program and, upon satisfying other conditions, may have the right to nominate a fifth program under the GSK Collaboration and License Agreement, in each case excluding our ongoing wholly-owned development programs. We have no control over whether GSK will elect to progress additional targets under the collaboration arrangements and therefore trigger additional investment from GSK in our SPEAR T-cells. If GSK does not elect to do so, we may require additional capital or investment or need to enter into alternative strategic alliances. In addition, GSK has a right to terminate the GSK Collaboration and License Agreement or any specific license under the GSK Collaboration and License Agreement for any reason on provision of sixty days’ notice. Termination may impact not only our ability to obtain additional investment or capital but also the timeframes within which current clinical programs can be performed and within which the NY-ESO SPEAR T-cell therapy can be further developed.

The current development plans or any future development plan agreed upon between GSK and us, including those relating to the third target program and NY-ESO SPEAR T-cell, may be unsuccessful or fail to result in candidate therapies that are feasible for further development or commercialization. For example, the second target program was terminated by GSK and us due to low presentation of peptide in certain indications. In addition, milestone payments may not be paid or may be varied where any development plan is amended or where any development plan is terminated prior to completion for lack of feasibility or lack of identification of any suitable candidates that meet the required criteria for progression to the next stage of development.

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

The ability to use the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells is important to our ongoing ability to offer SPEAR T-cells. In December 2012, we entered into a series of license and sub-license agreements with Life Technologies Corporation (now part of ThermoFisher). These agreements provide us with a field-based exclusive license under certain intellectual property rights owned or controlled by ThermoFisher in relation to the methods of use of the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells and enable transfection of the T-cells with any TCR genes to manufacture our TCR products and use and sell those TCR products to treat cancer, infectious disease and/or autoimmune disease. We also have a field-based exclusive sub-license under certain other patents which cover the method of use of the Dynabeads® CD3/CD28 and are controlled by ThermoFisher under a head-license from the University of Michigan, the United States Navy and the Dana-Farber Cancer Institute.

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

•

We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our SPEAR T-cells. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change a different process.

•

Our third party manufacturers may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis. This could delay or prevent release of our SPEAR T-cell product and as a result delay clinical trials and patient treatment.

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

We also rely on certain third parties to assist us in the future development of SPEAR T-cells including next generation SPEAR T-cells and manufacture and supply of SPEAR T-cells for patient administration. For example, we have a research collaboration with Universal Cells, Inc. in which we are looking to develop affinity engineered donor T-cells that are universally applicable to all patients. As with any research and development program there is no guarantee of the success of such program or that such program will be carried out by us or Universal Cells, Inc. within the timescales we currently anticipate.

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

Since January 1, 2018, the Company no longer considers Immunocore to be a related party due to several factors including the mutual termination of the target collaboration agreement that terminated effective March 1, 2017, our lack of common directors and the decrease in Immunocore’s share ownership in 2017 to less than 5% of our ordinary shares.  However, under the terms of that target collaboration agreement, we will continue to share a database of identified targets with Immunocore which resulted from the joint target identification efforts under that agreement.

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

We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical programs and sponsored clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs and trial sites (either directly or through a third party consultant), which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we do not have day-to-day control of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocols and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for SPEAR T-cells in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations and guidelines, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing authorization applications. We cannot provide assurances that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of subjects. Our failure or any failure by these third parties to comply with these regulations or to support BLA for approval of any of our SPEAR T-cells for the treatment of a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We rely on third parties for equipment and components necessary to manufacture our SPEAR T-cells.

As we further develop our manufacturing process, the manufacture of our SPEAR T-cells may require access to specialized or customized equipment and components from third parties. Such third parties may refuse to supply such equipment and components or alternatively refuse to supply on commercially reasonable terms. There may also be capacity issues at such third-party suppliers that impact our ability to manufacture our SPEAR T-cells.

Some of the equipment and components used in the manufacture and processing of our SPEAR T-cells may only be supplied by one or a few vendors, which means that, should those vendors be unable to supply, for whatever reason, our ability to manufacture SPEAR T-cells and progress SPEAR T-cells through clinical trials could be severely impacted and result in additional delays. While other equipment and components may be available to perform the same or similar operational steps, such alternative equipment and components may be less efficient, more costly, and may result in production delays that may detrimentally impact timescales for the manufacture and supply of our SPEAR T-cells. Even where alternative equipment and components are available, such alternatives will need to be properly assessed, validated and qualified and additional regulatory approvals may also need to be obtained all of which could result in significant delays to the supply of our SPEAR T-cells or an inability to supply SPEAR T-cells within anticipated timescales, if at all.

We have formed and may form or seek collaboration agreements or enter into additional licensing arrangements with third parties and either fail to realize the benefits of such relationships or incur substantial additional costs in performing such relationships.

We have formed and may form or seek further third party alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development, manufacturing and commercialization efforts with respect to our SPEAR T-cell therapies and any future products. For any of these third party alliances we are reliant on performance of a third party to achieve the end aims of the alliances. For example, we have a collaboration agreement with Universal Cells Inc (“Universal”) under which Universal is required to perform certain collaboration activities. Any delays in the performance of these activities or any requirement to amend or modify those activities will result in delay to the overall program. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. There is no guarantee that such third party relationships will result in any positive improvements to our SPEAR T-cells or associated manufacturing processes or that performance of such third party relationships will occur in accordance with expected timelines. Such third party alliances may result in us incurring additional costs or requiring additional resources over and above the costs and resources committed to those alliances.  In addition, we face significant competition in seeking appropriate partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish third party arrangements for our SPEAR T-cells which may impact our ability to further develop our SPEAR T-cells or delay the further development of our SPEAR T-cells.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, James Noble, our Chief Executive Officer, Dr. Helen Tayton-Martin, our Chief Business Officer, Dr. Rafael Amado, our President of Research and Development, William Bertrand, our Chief Operating Officer, and Adrian Rawcliffe, our Chief Financial Officer. We do not hold key-man insurance for our senior managers. In addition, James Noble and Dr. Helen Tayton-Martin are in a personal relationship. They are our co-founders, two of our most senior executive officers and are a vital part of our business. If the personal relationship ended or they could otherwise not amicably work with each other, one of them may decide to leave us which would materially harm our business.

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

To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees in the United Kingdom, these employment agreements provide for mutual nine months’ notice periods in the case of Mr. Noble and Dr. Tayton-Martin; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Dr. Amado, Mr. Rawcliffe and Mr. Bertrand must provide 60 days’ written notice for termination without cause. This means that any of our employees in the United States, except for Dr. Amado, Mr. Rawcliffe and Mr. Bertrand, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2019, we had 406 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Immunotherapy is an active area of research and a number of immune-related products have been identified in recent years that are alleged to modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T-cell activation. More recently, bi-specific antibodies and checkpoint inhibitors (for instance PD‑1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the TCR, thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors on the other hand work by targeting receptors that inhibit T-cell effectiveness and proliferation and essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody-drug complexes, TCR-mimic antibodies, oncolytic viruses, cancer vaccines. A variety of cell-based autologous and allogeneic (“off-the-shelf”) approaches are also being researched and developed, including but not limited to: CAR-T cell, TCR T-cell, GammaDelta T-cell, CAR-NK cell, NK cell, NKT cell and CTL.

•

CAR-T in hematological malignancies: Engineered T-cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the U.S. Food and Drug Administration (“FDA”) Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the European Medicines Agency (EMA) in the European Union. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Atara Bio, Autolus, Baylor College of Medicine, bluebird bio, Celyad, Celgene, Cellectis, CRISPR Therapeutics, Fate Therapeutics, Intrexon, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead), Mustang Bio, Novartis, Precigen, Refuge Biotechnologies Inc, Sorrento Therapeutics, Xenetic Biosciences and Ziopharm Oncology.

•

CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Celgene (with Obsidian Therapeutics) Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte (a Novartis Company), Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics,  Lyell Immunopharma, MaxCyte, Memorial Sloan Kettering Cancer Center, Mustang bio, Oncternal Therapeutics, Poseida Therapeutics, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme and Tmunity.

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

•

TCR T-cells: TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: AFP, CD20, HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MART1, NRAS, NY-ESO-1, p53, PRAME, TGFβRII frameshift antigen WT1, as well as personalized neoantigens. Juno Therapeutics (a Celgene Company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other TCR-focused competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus, Atreca, Baylor College, Bellicum, BioNTech, bluebird bio, Captain T cell, Cellular Biomedicine Group Inc, Cell Medica Ltd,  Cytovant Sciences, GigaMune, GSK,  Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc (with Ospedale San Raffaele), Juno Therapeutics, Kiromic, Kite Pharma (Gilead), Lion TCR LTD, MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics, PACT Pharma, Parker Institute, Refuge Biotechnologies Inc., Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR Cure, T-Cure, TCR x immunotherapies, T-Knife, Tmunity, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

There are a number of different approaches being developed for allogeneic or “off-the-shelf” immunotherapy products including stem-cell derived products, HLA-matched products, healthy-donor derived products and use of cells with no or limited HLA type (for example GammaDelta T-cell, or NK cells). Competitors include Fate Therapeutics, Thyas, Editas, UCLA and T-CiRA.

In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating other cell-based approaches, including the potential of GammaDelta T-cell, CAR-Macrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocytes (MILs), Multi-tumor-associated antigen (TAA)-specific T-cells and virus-specific T-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Adicet Bio, Atara Bio, Aurora BioPharma, Cell Medica, Cellular Biomedicine Group Inc, CytomX, Celgene, Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Genocea, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), KSQ Therapeutics, MD Anderson Cancer Center, Multimmune, NantKwest, NexImmune, Nkarta, Sorrento Therapeutics, Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio), Torque Therapeutics WindMIL Therapeutics and  Ziopharm Oncology. Although Immunocore is focused on soluble TCRs rather than engineered SPEAR T-cells, we could also face competition from Immunocore if it develops or acquires products directed at the same targets or indications as our TCR therapeutic product candidates. Moreover, many of our employees have come from a shared background within Immunocore and there is an awareness within Immunocore of certain of our confidential information on the technology platform controlled through confidentiality agreements. This knowledge could be used by Immunocore to facilitate its own developments or to target competitive products against our products placing it in a preferable position as compared to third party competitors.

The results of the United Kingdom’s referendum on withdrawal from the European Union (“Brexit”) may have a negative effect on global economic conditions, financial markets and our business.

The United Kingdom is currently negotiating the terms of its exit from the European Union (“Brexit”). In November 2018, the U.K. and the European Union agreed upon a draft withdrawal agreement (“Withdrawal Agreement”) that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade agreement to be agreed.  On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms and timing under which the U.K. will leave the European Union.  If no agreement can be reached and the U.K. leaves the European Union with no agreement (“hard Brexit”), there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets, the regulatory process in Europe and movement of goods and people between U.K. and European Union. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed by entities or individuals in the European Union. In the absence of any clear indication that any agreed form of Withdrawal Agreement will contain a contrary requirement, we are already in the process of ensuring that any impact on our operations is limited. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time.  Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.  In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of March 31, 2019, an aggregate of 54,109,525 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

We must maintain effective internal control over financial reporting in order to accurately and timely report our results of operations and financial condition. In addition, as a U.S. public company, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we assess the effectiveness of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting at the end of each fiscal period. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, and we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for our management to assess our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act are complex and require significant documentation, testing and possible remediation. These stringent standards require that our audit committee be advised and regularly updated on management’s review of internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10‑Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8‑K filed with the SEC on June 16, 2016).

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a‑14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a‑14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a‑14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a‑14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

May 6, 2019	/s/ James Noble
James Noble
Chief Executive Officer

May 6, 2019	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer