Form 10-Q
period 2019-06-30
Adaptimmune Therapeutics PLC
filed 2019-08-01
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-37368

ADAPTIMMUNE THERAPEUTICS PLC

(Exact name of Registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Jubilee Avenue, Milton Park

Abingdon, Oxfordshire OX14 4RX

United Kingdom

(Address of principal executive offices)

(44) 1235 430000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

American Depositary Shares, each representing 6 Ordinary Shares, par value £0.001 per share	ADAP	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes    ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer⌧	Accelerated filer◻
Non-accelerated filer◻	Smaller reporting company☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ⌧ No

As of July 29, 2019, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 630,762,860.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

●	our ability to successfully advance our ADP-A2M4 (MAGE-A4) and ADP-A2AFP (AFP) products through clinical development and the timing within which we can recruit patients and treat patients in all of our clinical trials;
●	our ability to successfully and reproducibly manufacture SPEAR T-cells in order to meet patient demand;
●	our ability to further develop our commercial manufacturing process for our SPEAR T-cells, transfer such commercial process to third party contract manufacturers, if required, and for such third party contract manufacturers or ourselves to manufacture SPEAR T-cells to the quality and on the timescales we require;
●	the scope and timing of performance of our ongoing collaboration with GlaxoSmithKline (“GSK”);
●	our ability to successfully advance our SPEAR T-cell technology platform to improve the safety and effectiveness of our existing SPEAR T-cell candidates and to submit Investigational New Drug Applications, or INDs, for new SPEAR T-cell candidates;
●	the rate and degree of market acceptance of T-cell therapy generally, and of SPEAR T-cells;
●	government regulation and approval, including, but not limited to, the expected regulatory approval timelines for SPEAR T-cells and the level of pricing and reimbursement for SPEAR T-cells, if approved for marketing;
●	the existence of any third party patents preventing further development of any SPEAR T-cells, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us or our collaborators;
●	our ability to obtain granted patents covering any SPEAR T-cells and to enforce such patents against third parties;
●	volatility in equity markets in general and in the biopharmaceutical sector in particular;
●	fluctuations in the price of materials and bought-in components;
●	our relationships with suppliers, contract manufacturing organizations or CROs and other third-party providers including fluctuations in the price of materials and services, ability to obtain reagents particularly where such reagents are only available from a single source, and performance of third party providers;
●	increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients in to clinical trials;

●	claims for personal injury or death arising from the use of SPEAR T-cell candidates;
●	our ability to attract and retain qualified personnel; and
●	additional factors that are not known to us at this time.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$34,574	$68,379
Marketable securities - available-for-sale debt securities	98,832	136,755
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	3,809	192
Other current assets and prepaid expenses (including current portion of clinical materials)	37,918	25,769
Total current assets	175,133	231,095

Restricted cash	4,403	4,097
Clinical materials	2,690	3,953
Operating lease right-of-use assets, net of accumulated amortization	21,507	—
Property, plant and equipment, net of accumulated depreciation of $19,528 (2018: $15,924)	33,722	36,118
Intangibles, net of accumulated amortization	2,066	1,473
Total assets	$239,521	$276,736

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	4,344	4,083
Operating lease liabilities, current	2,338	—
Accrued expenses and other accrued liabilities	18,595	20,354
Deferred revenue	3,016	—
Total current liabilities	28,293	24,437

Operating lease liabilities, non-current	23,666	—
Other liabilities, non-current	571	5,414
Total liabilities	52,530	29,851

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 785,857,300 authorized and 630,672,578 issued and outstanding (2018: 701,103,126 authorized and 627,454,270 issued and outstanding)	943	939
Additional paid in capital	581,245	574,208
Accumulated other comprehensive loss	(8,199)	(9,763)
Accumulated deficit	(386,998)	(318,499)
Total stockholders' equity	186,991	246,885

Total liabilities and stockholders’ equity	$239,521	$276,736

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$157	$9,038	$157	$17,234
Operating expenses
Research and development	(25,511)	(26,624)	(47,530)	(52,016)
General and administrative	(10,148)	(11,291)	(21,921)	(22,495)
Total operating expenses	(35,659)	(37,915)	(69,451)	(74,511)
Operating loss	(35,502)	(28,877)	(69,294)	(57,277)
Interest income	757	540	1,709	1,199
Other expense, net	(6,277)	(15,406)	(847)	(8,276)
Loss before income taxes	(41,022)	(43,743)	(68,432)	(64,354)
Income taxes	(65)	(102)	(67)	(229)
Net loss attributable to ordinary shareholders	$(41,087)	$(43,845)	$(68,499)	$(64,583)

Net loss per ordinary share - Basic and diluted
Basic and diluted	$(0.07)	$(0.08)	$(0.11)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	629,355,975	565,197,217	628,655,278	563,804,832

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(41,087)	$(43,845)	$(68,499)	$(64,583)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0	4,842	6,107	1,299	3,582
Unrealized gains on available-for-sale debt securities
Unrealized holding gains on available-for-sale debt securities, net of tax of $0, $0, $0 and $0	68	5,223	278	1,167
Reclassification adjustment for (gains) losses on available-for-sale debt securities included in net loss, net of tax of $0, $0, $0 and $0	(13)	1,310	(13)	2,473

Total comprehensive loss for the period	$(36,190)	$(31,205)	$(66,935)	$(57,361)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	gains
				foreign	(losses) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders'
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2019	627,454,270	$939	$574,208	$(9,607)	$(156)	$(318,499)	$246,885

Net loss	—	—	—	—	—	(27,412)	(27,412)
Issuance of shares upon exercise of stock options	840,432	1	35	—	—	—	36
Foreign currency translation adjustments	—	—	—	(3,543)	—	—	(3,543)
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	210	—	210
Share-based compensation expense	—	—	3,479	—	—	—	3,479
Balance as of March 31, 2019	628,294,702	$940	$577,722	$(13,150)	$54	$(345,911)	$219,655
Net loss	—	—	—	—	—	(41,087)	(41,087)
Issuance of shares upon exercise of stock options	2,377,876	3	327	—	—	—	330
Foreign currency translation adjustments	—	—	—	4,842	—	—	4,842
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	68	—	68
Reclassification from accumulated other comprehensive income of gains on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	(13)	—	(13)
Share-based compensation expense	—	—	3,196	—	—	—	3,196
Balance as of June 30, 2019	630,672,578	$943	$581,245	$(8,308)	$109	$(386,998)	$186,991

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	gains
				foreign	(losses ) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders’
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2018 (under previous guidance)	562,119,334	$854	$455,401	$(17,867)	$(3,774)	$(231,630)	$202,984
Cumulative effect of applying new accounting standards	—	—	—	—	—	8,645	8,645
Balance as of 1 January 2018 (adjusted)	562,119,334	854	455,401	(17,867)	(3,774)	(222,985)	211,629

Net loss						(20,738)	(20,738)
Issuance of shares upon exercise of stock options	2,740,626	4	1,530	—	—	—	1,534
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	(2,525)	—	—	(2,525)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-	—	—	—	—	(4,056)	—	(4,056)
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	1,163	—	1,163
Share-based compensation expense	—	—	4,672	—	—	—	4,672
Balance as of March 31, 2018	564,859,960	$858	$461,603	$(20,392)	$(6,667)	$(243,723)	$191,679
Net loss						(43,845)	(43,845)
Issuance of shares upon exercise of stock options	1,636,440	2	887	—	—	—	889
Other comprehensive loss before reclassifications							—
Foreign currency translation adjustments	—	—	—	6,107	—	—	6,107
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	5,223	—	5,223
Reclassification from accumulated other comprehensive loss of losses on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	1,310	—	1,310
Share-based compensation expense	—	—	3,739	—	—	—	3,739
Balance as of June 30, 2018	566,496,400	$860	$466,229	$(14,285)	$(134)	$(287,568)	$165,102

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(68,499)	$(64,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,642	3,499
Amortization	333	304
Share-based compensation expense	6,675	8,411
Realized (gain) loss on available-for-sale debt securities	(13)	2,473
Unrealized foreign exchange losses	1,048	2,915
Other	(153)	16
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(16,851)	(11,602)
Decrease in non-current operating assets	1,263	87
Increase (decrease) in payables and deferred revenue	2,184	(24,162)
Net cash used in operating activities	(70,371)	(82,642)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,202)	(3,139)
Acquisition of intangibles	(922)	(10)
Maturity or redemption of marketable securities	54,324	70,717
Investment in marketable securities	(15,983)	(33,556)
Net cash provided by investing activities	36,217	34,012

Cash flows from financing activities
Proceeds from exercise of stock options	366	2,424
Net cash provided by financing activities	366	2,424

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	289	4,417
Net decrease in cash and cash equivalents	(33,499)	(41,789)
Cash, cash equivalents and restricted cash at start of period	72,476	88,296
Cash, cash equivalents and restricted cash at end of period	$38,977	$46,507

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a suitable commercial manufacturing process and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $387.0 million as of June 30, 2019.

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

On January 1, 2019, the Company adopted new guidance on the accounting for leases, which has been codified within Accounting Standard Codification Topic 842, Leases (“ASC 842”). The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2019. Therefore, the comparative financial information for the three and six months ended June 30, 2018 and as of December 31, 2018 has not been restated and continues to be reported under previous guidance. The effect of adopting ASC 842 on the accumulated deficit, total stockholders’ equity and net assets as at January 1, 2019 was $0.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 - Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The fair value of marketable securities, which are measured at fair value on a recurring basis is detailed in Note 8, Fair value measurements.

(d)          Leases

On January 1, 2019, the Company adopted a new standard, Accounting Standard Update 2016-02 – Leases, which is codified in ASC 842. The comparative financial information for the three and six months ended June 30, 2018 and as of December 31, 2018 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the consolidated financial statements included in the Annual Report.

The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to use, or control the use of, identified property, plant, or equipment for a period of time in exchange for consideration. Leases may be classified as finance leases or operating leases. All the Company’s leases are classified as operating leases as they were previously classed as these and the lease classification is not reassessed on adoption of ASC 842. Operating lease right-of-use (ROU) assets and operating lease liabilities recognized in the Condensed Consolidated Balance Sheet represent the right to use an underlying asset for the lease term and an obligation to make lease payments arising from the lease respectively.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term. Since the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rates (the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment) based on the information available at commencement date in determining the discount rate used to calculate the present value of lease payments. As the Company has no external borrowings, the incremental borrowing rates are determined using information on indicative borrowing rates that would be available to the Company based on the value, currency and borrowing term provided by financial institutions, adjusted for company and market specific factors. The lease term is based on the non-cancellable period in the lease contract, and options to extend the lease are included when it is reasonably certain that the Company will exercise that option. Any termination fees are included in the calculation of the ROU asset and lease liability when it is assumed that the lease will be terminated.

The Company accounts for lease components (e.g. fixed payments including rent and termination costs) separately from non-lease components (e.g. common-area maintenance costs and service charges based on utilization) which are recognized over the period in which the obligation occurs.

At each reporting date, the operating lease liabilities are increased by interest and reduced by repayments made under the lease agreements. The right-of-use asset is subsequently measured for an operating lease at the amount of the remeasured lease liability (i.e. the present value of the remaining lease payments), adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, and any unamortized initial direct costs.

The Company has operating leases in relation to property for office and research facilities. All of the leases have termination options, and it is assumed that the initial termination options for the buildings will be activated for most of these. The maximum lease term without activation of termination options is to 2041.

The Company has elected not to recognize a right-of-use asset and lease liability for short-term leases. A short-term lease is a lease with a lease term of 12 months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Operating lease costs are recognized on a straight line basis over the lease term, and they are categorized within Research and development and General and administrative expenses in the Condensed Consolidated Statement of Operations. The operating lease cash flows are categorized under Net cash used in operating activities in the Condensed Consolidated Statement of Cash Flows.

(e)          New accounting pronouncements

Adopted in the period

Leases

On January 1, 2019, the Company adopted Accounting Standard Update 2016-02 – Leases, which is codified in ASC 842. The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under previous guidance. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification of the Company’s leases as operating leases. The effect on the accumulated deficit, total stockholders’ equity and net assets as at January 1, 2019 was $0.

The adoption of ASC 842 has had a material impact on the Company’s financial statements. At January 1, 2019 the Company recognized right-of-use assets and liabilities for operating leases following the adoption date of $22.2 million and $26.9 million respectively and derecognized $4.7 million of other liabilities and prepayments that had been recognized under previous guidance.

During the three months ended June 30, 2019, management performed further benchmarking of the incremental borrowing rate used in the determination of the right-of-use asset and the lease liability as more information became publicly available. This has highlighted that the Company is at the lower end of the range for comparable companies and as a result, management performed further analysis of the factors which were considered. Based on this additional analysis, the incremental borrowing rate has increased from a weighted-average of 4.65% to 7.2%. The change in the incremental borrowing rate has reduced the right-of-use asset and corresponding lease liability by $2.6 million. There is no impact on the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.

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

Note 3 — Revenue

Revenue from contracts with customers arises from one customer, which is GlaxoSmithKline (“GSK”), in one geographic location, which is the United Kingdom. Revenue comprises the following categories (in thousands):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Development	$157	$9,038	$157	$17,234
	$157	$9,038	$157	$17,234

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations. In 2019, GSK nominated a third target under the Collaboration and License Agreement. Development of this target commenced during the three months ended June 30, 2019.

The amount of the transaction price probable of being received that is allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2019 was $3.0 million. The revenue allocated to the third target program will be recognized over an estimated period of 18 months as the development of the target progresses.

The Company became entitled to invoice GSK $3.2 million upon the nomination of the third target. Under the terms of the GSK Collaboration and License Agreement, the Company may also be entitled to development and regulatory milestones. The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition, for any program multiple products may be developed to address different HLA-types. These amounts have not been included within the transaction price as of June 30, 2019 because they are not considered probable.

The Company may also receive commercialization milestones upon the first commercial sale of a product based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. These amounts have not been included within the transaction price as of June 30, 2019 because they are sales or usage-based royalties promised in exchange for a license of intellectual property, which will be recognized when the subsequent sale or usage occurs.

Development revenue recognized in the three and six months ended June 30, 2018 related to development of the second target program, PRAME, which ended in 2018, and the NY-ESO program, which was transferred to GSK on July 23, 2018.

The following table shows movements in deferred revenue for the six months ended June 30, 2019 (in thousands):

Deferred revenue
Deferred revenue at January 1, 2019	$—
Revenue in the period	(157)
Amounts invoiced in the period	3,217
Foreign exchange arising on consolidation	(44)
Deferred revenue at June 30, 2019	$3,016

Note 4 – Operating leases

The following table shows the lease costs for the three and six months ended June 30, 2019 (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2019	2019
Lease cost:
Operating lease cost	$1,024	$2,014
Short-term lease cost	121	168
	$1,145	$2,182

		Six months ended
		June 30,
		2019
Other information:
Operating cash flows from operating leases (in thousands)		$2,194

		June 30,
		2019

Weighted-average remaining lease term - operating leases		7.8 years
Weighted-average discount rate - operating leases		7.2%

The maturities of operating lease liabilities are as follows (in thousands):

Operating leases

2019	$2,037
2020	4,110
2021	4,153
2022	4,158
2023	3,918
after 2023	16,302
Total lease payments	34,678
Less: Imputed interest	(8,674)
Present value of lease liability	$26,004

The Company has operating leases in relation to property for office and research facilities. The maximum lease term without activation of termination options is to 2041.

Note 5 — Other expense, net

Other expense, net consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Foreign exchange losses	$(6,403)	$(14,022)	$(1,013)	$(5,605)
Gains (losses) on redemption or maturity of available-for-sale debt securities	13	(1,310)	13	(2,473)
Other	113	(74)	153	(198)
	$(6,277)	$(15,406)	$(847)	$(8,276)

Note 6 — Loss per share

The dilutive effect of 97,292,240 and 87,434,329 stock options outstanding as of June 30, 2019 and 2018, respectively, have been excluded from the diluted loss per share calculation, because they would have an antidilutive effect on the loss per share for the period.

Note 7 — Accumulated other comprehensive income (loss)

The following amounts were reclassified out of other comprehensive income during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Amount reclassified		Amount reclassified
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
Component of accumulated other comprehensive income	2019	2018	2019	2018

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for (gains) losses on available-for-sale debt securities	$(13)	$1,310	$(13)	$2,473

The affected line in the Condensed Consolidated Statement of Operations for the amounts reclassified out of other comprehensive income above is “Other expense, net”.

Note 8 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2019 are as follows (in thousands):

		Fair value measurements using
	June 30,	Level 1	Level 2	Level 3
	2019
Assets:
Marketable securities:
Corporate debt securities	$91,831	$91,831	$—	$—
Agency bond	3,999	—	3,999	—
Certificate of deposit	3,002	—	3,002	—
	$98,832	$91,831	$7,001	$—

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

Note 9 — Available-for-sale debt securities

As of June 30, 2019, the Company has the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	Less than 3 months	$10,241	$—	$—	$10,241
		$10,241	$—	$—	$10,241

Marketable securities:
Corporate debt securities	Less than 3 months	$35,703	$18	$—	$35,721
Corporate debt securities	3 months to 1 year	56,027	85	(2)	56,110
Agency bond	3 months to 1 year	3,992	7	—	3,999
Certificate of deposit	Less than 3 months	3,002	—	—	3,002
		$98,724	$110	$(2)	$98,832

Maturity information above is categorized by the period remaining after the reporting period until the maturity date. In the three and six months ended June 30, 2019, $13,000 of realized gains recognized on the maturity of available-for-sale debt securities were reclassified out of other accumulated other comprehensive loss. As of June 30, 2019 and December 31, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position was $9.6 million and $117.2 million respectively, which consisted of 3 and 37 separate securities, respectively. No securities have been in an unrealized loss position for more than one year. As of June 30, 2019, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 10 — Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Corporate tax receivable	$26,328	$16,459
Prepayments	8,600	6,279
Clinical materials	1,755	1,087
VAT receivable	636	1,505
Other current assets	599	439
	$37,918	$25,769

Note 11 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued clinical & development expenditure	$9,769	$9,637
Accrued employee expenses	5,678	7,553
Other accrued expenditure	2,739	2,422
Other	409	742
	$18,595	$20,354

Note 12 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$786	$2,071	$2,807	$4,285
General and administrative	2,410	2,008	3,868	4,126
	$3,196	$4,079	$6,675	$8,411

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Number of options over ordinary shares granted	936,696	1,435,685	11,743,896	11,430,341
Weighted average fair value of ordinary shares options	$0.39	$1.18	$0.54	$0.80
Number of additional options with a nominal exercise price granted	459,240	151,056	6,957,366	6,703,692
Weighted average fair value of options with a nominal exercise price	$0.70	1.88	$0.93	$1.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to patients, particularly for the treatment of solid tumors. The Company’s proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”), and produce therapeutic candidates (“SPEAR T-cells”) for administration to patients. Using its affinity engineered TCRs, the Company aims to become the first company to have a TCR T-cell approved for the treatment of a solid tumor indication.

Update on Clinical Pipeline Progress

Wholly owned SPEAR T-cells

We have clinical trials ongoing with our wholly owned ADP-A2M4, ADP-A2M10, and ADP-A2AFP SPEAR T-cells in a total of ten solid tumor types including non-small cell lung cancer (“NSCLC”), head and neck cancer, ovarian, urothelial, melanoma, hepatocellular, esophageal, gastric, synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) cancers.

●	ADP-A2M4

Phase 2 trial - SPEARHEAD-1

A Phase 2 clinical trial has been initiated in synovial sarcoma and MRCLS. The trial will take place at sites in the United States, Canada and Europe. The trial will include up to 60 patients at a selected dose of up to 10 billion transduced ADP-A2M4 SPEAR T-cells. Primary responses will be assessed by overall response rate by RECIST v1.1. The lymphodepletion regimen will be fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days.

Phase 1 multi-tumor trial

A Phase 1 clinical trial is ongoing in nine tumor indications, namely urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS. This trial is a first-in-human, open-label study utilizing a modified 3+3 design in up to 30 patients at a selected dose with escalating target doses of 100 million (Cohort 1), 1 billion (Cohort 2), 5 billion (Cohort 3), and up to 10 billion (Expansion Phase) transduced ADP-A2M4 SPEAR T-cells to evaluate safety. Patients are currently being enrolled in the Expansion Phase of the trial.

●	To date, ADP-A2M4 continues to exhibit a favorable safety profile with no evidence of toxicity related to off-target binding or alloreactivity, and most adverse events were consistent with those experienced by cancer patients undergoing chemotherapy or other immunotherapies. Prolonged severe pancytopenia with aplastic anemia has been reported in one patient treated with the highest lymphodepletion regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (1800 mg/m2/day) for 3 days). Neurotoxicity and stroke were reported in a different patient who also received this lymphodepletion regimen. The protocol for this trial has been amended to mitigate the risk of prolonged severe pancytopenia and stroke in patients. These changes have been communicated to the FDA and acknowledged by the FDA. Further information on reported adverse events can be found in the Risk Factors section below.
●	As of May 6, 2019, ten synovial sarcoma patients had been treated in the trial. Of these eight patients had been assessed with six showing evidence of tumor shrinkage. Three patients had confirmed partial responses and one patient had an unconfirmed partial response. Three patients had stable disease and one patient was assessed to have progressive disease. Evidence of anti-tumor activity was also seen in melanoma and ovarian cancer patients. A clinical update across the whole trial including these synovial sarcoma patients was provided on May 6, 2019 as part of a clinical and business update.

Radiation Sub-study

A radiation sub-study has now been initiated as part of the Phase 1 trial and is planned to enroll 10 patients across multiple solid tumor indications. The trial is being conducted at MD Anderson Cancer Center. Patients will receive low-dose radiation in up to five lesions prior to treatment with ADP-A2M4, at target doses of 1-10 billion SPEAR T-cells. The lymphodepletion regimen will be fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days.

ADP-A2M4CD8 - SURPASS Trial

A Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8, has recently been initiated (the SURPASS Trial). This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release, increase SPEAR T-cell potency and promote epitope spreading.

The SURPASS trial will enroll up to 30 patients across multiple solid tumor indications. Similar to our other trials, the SURPASS trial will be a three-cohort dose escalation study. Unlike the other trials, the stagger between patients will be shorter and the starting dose in the first cohort will be 0.8 to 1.2 billion SPEAR T-cells, instead of 100 million SPEAR T-cells, as was previously the case. Each dose cohort will enroll three patients and can be expanded to six patients if a dose limiting toxicity occurs. The dose ranges for the other two cohorts are: 1.2 to 3 billion and 3 to 6 billion SPEAR T-cells. After dose escalation is complete, there is an Expansion Phase with doses up to 10 billion cells. The lymphodepletion regimen will be fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days.

●	ADP-A2M10

Two Phase 1 clinical trials are currently ongoing with ADP-A2M10 for the treatment of (i) NSCLC, and (ii) urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. Enrollment in the trial is planned to close shortly and prior to the end of 2019. Expression of MAGE-A10 (the target peptide) has been lower than initially anticipated and the majority of MAGE-A10 expressing patients also express the MAGE-A4 peptide. A clinical update was provided on this trial on May 6, 2019. Most adverse events to date are consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immunotherapies. As with ADP-A2M4 we have seen prolonged severe pancytopenia and aplastic anemia in one patient treated with the highest lymphodepletion regimen. The protocol for this trial has been amended to mitigate the risk of prolonged severe pancytopenia in patients. These changes have been communicated to the FDA and acknowledged by the FDA. Further information on reported adverse events can be found in the Risk Factors section below.

●	ADP-A2AFP

We continue dosing patients in our Phase 1, open-label, dose-escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). The trial is open in the United States, United Kingdom and Spain. Data from the first HCC patient treated in Cohort 2 of the trial was presented at AACR and a further update will be provided in the first half of 2020. Most adverse events to date are consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immunotherapies.

Ongoing GSK Collaboration Agreement Programs

●	GSK has nominated a third target program under the GSK Collaboration and License Agreement that will evaluate and develop new SPEAR T-cells. This collaboration program has now started.

●	GSK is currently entitled to nominate a fourth target program and, upon satisfying other conditions, may have the right to nominate a fifth program under the GSK Collaboration and License Agreement, in each case excluding our ongoing wholly-owned development programs.

Significant Events in the Three Months Ended June 30, 2019

●	On May 15, 2019, we announced entry into a collaboration and license agreement with Alpine Immune Sciences, Inc., to develop next-generation SPEAR T-cell products which incorporate Alpine’s secreted and transmembrane immunomodulatory protein technology. This collaboration will further enhance Adaptimmune’s efforts to design and develop next-generation SPEAR T-cell therapies.

●	On June 27, 2019, we announced that Adrian Rawcliffe, currently Chief Financial Officer (CFO) of the Company, will succeed James Noble as Chief Executive Officer (CEO). This transition will occur when James Noble retires from his executive duties and transitions to a non-executive director role on the Company’s Board of Directors on September 1, 2019.

Subsequent Events since June 30, 2019

●	On August 1, 2019, we announced further changes to our Executive Team with Dr Rafael Amado, President of Research and Development, leaving on August 12, 2019 and John Lunger being appointed as Chief Patient Supply Officer from August 1, 2019. We are recruiting for a Chief Medical Officer and a Chief Financial Officer.

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

Revenue

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK has nominated its third target under the Collaboration and License Agreement. Development of this target commenced in the three months ended June 30, 2019, and the Company became entitled to $3.2 million following the nomination of the target. The development of the third target is a separate performance obligation, which will be recognized over the next 18 months as the development of the target progresses.

Future revenues will depend on the progress of the development programs within the Collaboration and License Agreement, and GSK’s progress with the NY-ESO program, which are difficult to predict.

Research and Development Expenses

Research and development expenses consist principally of the following:

●	salaries for research and development staff and related expenses, including benefits;

●	costs for production of preclinical compounds and drug substances by contract manufacturers;
●	fees and other costs paid to contract research organizations in connection with additional preclinical testing and the performance of clinical trials;
●	costs associated with the development of a process to manufacture and supply our lentiviral vector and SPEAR T-cells for use in clinical trials;
●	costs to develop manufacturing capability at our U.S. facility for manufacture of SPEAR T-cells for use in clinical trials;
●	costs relating to facilities, materials and equipment used in research and development;
●	costs of acquired or in-licensed research and development which does not have alternative future use;
●	amortization and depreciation of property, plant and equipment and intangible assets used to develop our SPEAR T-cells; and
●	share-based compensation expenses;

offset by:

●	reimbursements from government grants; and
●	reimbursable tax and expenditure credits from the U.K. government.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, which depends upon the timing of initiation of clinical trials and the rate of enrollment of patients in clinical trials. The duration, costs, and timing of clinical trials and development of our SPEAR T-cells will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;
●	uncertainties in clinical trial enrollment rates;
●	future clinical trial results;
●	significant and changing government regulation;

●	the timing and receipt of any regulatory approvals; and
●	supply and manufacture of lentiviral vector and SPEAR T-cells for clinical trials.

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

General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including benefits;
●	business development expenses, including travel expenses;
●	professional fees for auditors, lawyers and other consulting expenses;
●	costs of facilities, communication, and office expenses;
●	information technology expenses;
●	amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and
●	share-based compensation expenses.

Other Expense, net

Other expense, net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary with a pound sterling functional currency holds our investment in marketable securities, which are predominately denominated in U.S. dollars. The entire change in the fair value of a foreign currency-denominated security, including the change due to foreign exchange, is included in other comprehensive income.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018, together with the changes to those items (in thousands).

	Three months ended
	June 30,
	2019	2018	Increase/decrease
Revenue	$157	$9,038	$(8,881)	(98)%
Research and development expenses	(25,511)	(26,624)	1,113	(4)%
General and administrative expenses	(10,148)	(11,291)	1,143	(10)%
Total operating expenses	(35,659)	(37,915)	2,256	(6)%
Operating loss	(35,502)	(28,877)	(6,625)	23%
Interest income	757	540	217	40%
Other income (expense), net	(6,277)	(15,406)	9,129	(59)%
Loss before income taxes	(41,022)	(43,743)	2,721	(6)%
Income taxes	(65)	(102)	37	(36)%
Loss for the period	$(41,087)	$(43,845)	$2,758	(6)%

Revenue

Revenue decreased by $8.8 million to $0.2 million in the three months ended June 30, 2019 compared to $9.0 million for the three months ended June 30, 2018.

The revenue recognized for the three months ended June 30, 2019 is due to the commencement of development on the third target nominated by GSK under the Collaboration and License Agreement. The development revenue for the three months ended June 30, 2018 was recognized due to the performance under the NY-ESO transition program and the PRAME development plan, which were completed in 2018.

Future revenues will depend on the progress of the third target, the development of programs for additional targets, and GSK’s progress with the NY-ESO program, which are difficult to predict. We anticipate that $3.0 million of revenue for the third target will be recognized over the next 18 months.

Research and Development Expenses

Research and development expenses decreased by 4% to $25.5 million for the three months ended June 30, 2019 from $26.6 million for the three months ended June 30, 2018. Our research and development expenses comprise the following (in thousands):

	Three months ended
	June 30,
	2019	2018	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$16,718	$15,467	$1,251	8%
Subcontracted expenditure	9,104	11,574	(2,470)	(21)%
Manufacturing facility expenditure	1,796	1,181	615	52%
Share-based compensation expense	786	2,071	(1,285)	(62)%
Payments for in-process research and development	1,987	—	1,987	NA
Reimbursements for research and development tax and expenditure credits and government grants	(4,880)	(3,669)	(1,211)	33%
	$25,511	$26,624	$(1,113)	(4)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net decrease in our research and development expenses of $1.1 million for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

●	a decrease of $2.5 million in subcontracted expenditures, including clinical trial expenses and contract research organization (CRO) costs and manufacturing expenses. This was primarily driven by a decrease in subcontracted manufacturing expenses and clinical trial costs due to the transfer of NY-ESO to GSK on July 23, 2018;
●	a decrease in share-based compensation expense of $1.3 million due to options forfeited by leavers; and
●	an increase in reimbursements for research and development tax and expenditure credits of $1.2 million due to an increased proportion of expenditure qualifying under the UK SME R&D Tax Credit Scheme.

offset by:

●	an increase of $1.3 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 317 to 322
●	an increase of $2.0 million in payments for in-process research and development after entering into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. on May 14, 2019; and
●	an increase in manufacturing of $0.6 million due to increased activity at our U.S. facility in Philadelphia and the development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, United Kingdom.

Our subcontracted costs for the three months ended June 30, 2019 were $9.1 million, compared to $11.6 million in the same period of 2018. This includes $4.1 million of costs associated with our ADP-A2M10, ADP-A2M4, and ADP-A2AFP SPEAR T-cells and $5.0 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses decreased by 10% to $10.1 million for the three months ended June 30, 2019 from $11.3 million in the same period in 2018, due to a reduction in general corporate costs including travel and IT expenditure in the three months ended June 30, 2019. We expect that our general and administrative expenses will increase in the future as we expand our operations.

Other Expense, Net

Other expense, net was an expense of $6.3 million for the three months ended June 30, 2019 compared to an expense of $15.4 million for the three months ended June 30, 2018. Other expense, net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary. Unrealized foreign exchange income has decreased, primarily due to movements in foreign exchange rates.

Income Taxes

Income taxes decreased to a charge of $65,000 for the three months ended June 30, 2019 from a charge of $102,000 for the three months ended June 30, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018, together with the changes to those items (in thousands).

	Six months ended
	June 30,
	2019	2018	Increase/decrease
Revenue	$157	$17,234	$(17,077)	(99)%
Research and development expenses	(47,530)	(52,016)	4,486	(9)%
General and administrative expenses	(21,921)	(22,495)	574	(3)%
Total operating expenses	(69,451)	(74,511)	5,060	(7)%
Operating loss	(69,294)	(57,277)	(12,017)	21%
Interest income	1,709	1,199	510	43%
Other expense, net	(847)	(8,276)	7,429	(90)%
Loss before income taxes	(68,432)	(64,354)	(4,078)	6%
Income taxes	(67)	(229)	162	(71)%
Loss for the period	$(68,499)	$(64,583)	$(3,916)	6%

Revenue

Revenue decreased by $17.0 million to $0.2 million in the six months ended June 30, 2019 compared to $17.2 million for the six months ended June 30, 2018.

The revenue recognized for the six months ended June 30, 2019 is due to the commencement of development for the third target nominated by GSK under the Collaboration and License Agreement. The development revenue for the six months ended June 30, 2018 was recognized due to the performance under the NY-ESO transition program and the PRAME development plan, which were completed in 2018.

Future revenues will depend on the progress of the development program for additional targets, and GSK’s progress with the NY-ESO program, which are difficult to predict. We anticipate that $3.0 million of revenue for the third target will be recognized over the next 18 months.

Research and Development Expenses

Research and development expenses decreased by 9% to $47.5 million for the six months ended June 30, 2019 from $52.0 million for the six months ended June 30, 2018. Our research and development expenses comprise the following (in thousands):

	Six months ended
	June 30,
	2019	2018	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$33,407	$30,596	$2,811	9%
Subcontracted expenditure	16,026	22,958	(6,932)	(30)%
Manufacturing facility expenditure	3,344	2,061	1,283	62%
Share-based compensation expense	2,807	4,285	(1,478)	(34)%
Payments for in-process research and development	1,987	—	1,987	NA
Reimbursements for research and development tax and expenditure credits and government grants	(10,041)	(7,884)	(2,157)	27%
	$47,530	$52,016	$(4,486)	(9)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net decrease in our research and development expenses of $4.5 million for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

●	a decrease of $6.9 million in subcontracted expenditures, including clinical trial expenses and contract research organization (CRO) costs and manufacturing expenses. This was primarily driven by a decrease in subcontracted manufacturing expenses and clinical trial costs due to the transfer of NY-ESO to GSK on July 23, 2018;
●	a decrease in share-based compensation expense of $1.5 million due to options forfeited by leavers; and
●	an increase in reimbursements for research and development tax and expenditure credits of $2.2 million due to an increased proportion of expenditure qualifying under the UK SME R&D Tax Credit Scheme.

offset by:

●	an increase of $2.8 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 309 to 327;
●	an increase of $2.0 million in payments for in-process research and development after entering into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. on May 14, 2019; and
●	an increase in manufacturing of $1.3 million due to increased activity at our U.S. facility in Philadelphia and the development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, United Kingdom.

Our subcontracted costs for the six months ended June 30, 2019 were $16.0 million, compared to $23.0 million in the same period of 2018. This includes $6.6 million of costs associated with our ADP-A2M10, ADP-A2M4, and ADP-A2AFP SPEAR T-cells and $9.4 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses decreased by 3% to $21.9 million for the six months ended June 30, 2019 from $22.5 million in the same period in 2018 due to a reduction in general corporate costs including travel and IT expenditure in the six months ended June 30, 2019. We expect that our general and administrative expenses will increase in the future as we expand our operations.

Other Expense, Net

Other expense, net was an expense of $0.8 million for the six months ended June 30, 2019 compared to an expense of $8.3 million for the six months ended June 30, 2018. Other expense, net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and intercompany loans held in U.S. dollars by our U.K. subsidiary. Unrealized foreign exchange income has decreased, primarily due to movements in foreign exchange rates.

Income taxes

Income taxes decreased to a charge of $67,000 for the six months ended June 30, 2019 from a charge of $229,000 for the six months ended June 30, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to June 30, 2019, we have raised:

●	$513.8 million, net of issuance costs, through the issuance of shares, including $99.7 million raised through a registered direct offering in September 2018;
●	$148.3 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;
●	$2.8 million of income in the form of government grants; and
●	$24.6 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of June 30, 2019, we had cash and cash equivalents of $34.6 million and Total Liquidity of $133.4 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through the third quarter of 2020.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2019 and 2018 (in thousands).

	Six months ended
	June 30,
	2019	2018
Net cash used in operating activities	$(70,371)	$(82,642)
Net cash provided by investing activities	36,217	34,012
Net cash provided by financing activities	366	2,424
Cash, cash equivalents and restricted cash	38,977	46,507

Operating Activities

Net cash used in operating activities decreased by $12.2 million to $70.4 million for the six months ended June 30, 2019 from $82.6 million for the six months ended June 30, 2018. The decrease in cash used in operations was primarily the result of a decrease in manufacturing expenses and clinical trial costs following the transfer of NY-ESO to GSK on July 23, 2018.

Net cash used in operating activities of $70.4 million for the six months ended June 30, 2019 comprised a net loss of $68.5 million and a net cash outflow of $13.4 million from changes in operating assets and liabilities, offset by non-cash items of $11.5 million. The non-cash items consisted primarily of depreciation expense on plant and equipment of $3.6 million, share-based compensation expense of $6.7 million and unrealized foreign exchange losses of $1.0 million.

Investing Activities

Net cash provided by investing activities of $36.2 million and $34.0 million for the six months ended June 30, 2019 and 2018, respectively consisted of:

●	purchases of property and equipment of $1.2 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively;
●	purchases of intangible assets of $0.9 million primarily relating to development of internal-use software for the six months ended June 30, 2019; and
●	cash outflows from investment in marketable securities of $16.0 million and $33.6 million for the six months ended June 30, 2019 and 2018, respectively, and cash inflows from maturity or redemption of marketable securities of $54.3 million and $70.7 million for the six months ended June 30, 2019 and 2018, respectively.

Financing Activities

Net cash from financing activities of $0.4 and $2.4 million for the six months ended June 30, 2019 and 2018, respectively, consisted of proceeds from share option exercises.

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

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$34,574	$68,379
Marketable securities	98,832	136,755
Total Liquidity	$133,406	$205,134

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

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K.

On May 14, 2019, we entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. (“Alpine”).

We paid an upfront exclusive license option fee of $2 million to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288 million may be payable if all possible targets are selected and milestones achieved. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

We have made $2.3 million of payments to Alpine in the six months ended June 30, 2019, $2.1 million of which was recognized within “Research and development” expenses in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report on Form 10-K. There have been no material changes in the six months ended June 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2019, we were not a party to any material legal proceedings.

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

For the six months ended June 30, 2019, the years ended December 31, 2018, 2017, 2016 and six months ended December 31, 2015 and the year ended June 30, 2015, we incurred net losses of $68.5 million, $95.5 million, $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of June 30, 2019, we had accumulated losses of $387.0 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving GSK milestones (for both the NY-ESO program, the third SPEAR T-cell program and any future SPEAR T-cell programs under the GSK Collaboration and License Agreement) and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash or alternative funding.

We have never generated any revenue from sales of our SPEAR T-cells and our ability to generate revenue from sales of our SPEAR T-cells and become profitable depends significantly on our success in a number of factors.

We have no SPEAR T-cells approved for commercial sale, have not generated any revenue from sales of our SPEAR T-cells (including the NY-ESO SPEAR T-cell), and do not anticipate generating any revenue from sales of our SPEAR T-cells until sometime after we receive regulatory approval, if at all, for the commercial sale of a SPEAR T-cell. We intend to fund future operations through milestone payments under our collaboration and license agreement with GSK and through additional equity financings or other third party collaborations. Our ability to generate revenue and achieve profitability depends on our success in many factors, including:

●	completing preclinical development and advancing our SPEAR T-cells to clinic;
●	delivering on the clinical development strategy for our SPEAR T-cells;
●	progressing our clinical trials within predicted timeframes and without any substantial delays, for example as may be caused by delays in patient recruitment, regulatory requirements to hold or suspend any clinical trials or delays in obtaining approvals required to conduct clinical trials;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) for our SPEAR T-cells and the NY-ESO SPEAR T-cell that translate into a differentiated product of value for patients;
●	obtaining data from clinical trials which are ongoing for SPEAR T-cells other than the NY-ESO SPEAR T-cell;
●	obtaining regulatory approvals and marketing authorizations for our SPEAR T-cells and the NY-ESO SPEAR T-cell for which we or our collaborator complete clinical trials;
●	developing sustainable and scalable manufacturing and supply processes for our SPEAR T-cells, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own commercial manufacturing capabilities and infrastructure;
●	developing a reliable and commercially viable/cost effective commercial manufacturing process to enable commercial supply of our SPEAR T-cells;
●	launching and commercializing SPEAR T-cells for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	obtaining market acceptance, pricing and reimbursement of our SPEAR T-cells as viable treatment options;
●	addressing any competing technological and market developments;
●	identifying, assessing, acquiring and/or developing new SPEAR T-cells;

●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attracting, hiring and retaining qualified personnel.

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

As of June 30, 2019, we had $34.6 million of cash and cash equivalents and $98.8 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including for other general corporate purposes. We believe that such proceeds, our existing cash, and cash equivalents and marketable securities together with milestones payments to us under the GSK Collaboration and License Agreement will be sufficient to fund our operations for the foreseeable future, including for at least the next 12 months. However, changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration (for example, nomination of further targets by GSK or changes to the third target program) may cause us to increase our spending significantly faster than we currently anticipate. We may require additional capital for the further development and commercialization of our SPEAR T-cells and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Risks Related to the Development of Our SPEAR T-cells

Our business is highly dependent on our wholly owned SPEAR T-cell candidates including ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP, which will require significant additional clinical testing before we can seek regulatory approval and begin commercialization of any of our SPEAR T-cells.

There is no guarantee that any SPEAR T-cells will achieve regulatory approval or proceed to the next stage of clinical programs. The process for obtaining marketing approval for any candidate is very long and risky and there will be significant challenges for us to address in order to obtain marketing approval, if at all.

There is no guarantee that the results obtained in current clinical trials for our ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP SPEAR T-cells will be sufficient for us to plan one or more pivotal clinical trials and obtain regulatory approval or marketing authorization. Negative results in any SPEAR T-cell clinical program may also impact our ability to obtain regulatory approval for other SPEAR T-cells, either at all or within anticipated timeframes because, although the SPEAR T-cell may target a different cancer peptide, the underlying technology platform and other aspects of our clinical programs are the same or substantially similar for all of our SPEAR T-cells. Similarly, negative results in the NY-ESO SPEAR T-cell clinical program, now fully transferred to GSK, may also impact our ability to obtain regulatory approval for other wholly owned SPEAR T-cells. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other SPEAR T-cells.

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

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future SPEAR T-cells, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required. For example, we recently amended the protocols for all of our pending and on-going ADP-A2M4 and ADP-A2M10 clinical trials in response to reported serious adverse events of prolonged serious pancytopenia in our clinical trials for ADP-A2M4 and ADP-A2M10 in two patients treated with the highest lymphodepletion regimen. Such protocol amendments may delay our clinical trials, may require changes or resubmission of our INDs, or may result or be related to a halt in our planned or contemplated clinical trials.

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

Additionally, because our technology involves the genetic modification of patient cells ex-vivo using a viral vector, we are subject to many of the challenges and risks of gene therapy, including the following challenges:

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.
●	Random gene insertion associated with retrovirus-mediated genetically modified products, known as insertional oncogenesis, could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells. Insertional oncogenesis was seen in early gene therapy studies conducted outside of the United States in 2003. In those studies, insertional oncogenesis resulted in patients developing leukemia following treatment with the relevant gene therapy, with one patient dying. As a result of the data from those studies, the FDA temporarily halted gene therapy trials in the United States. The previous trials involved modification of stem cells rather than T-cells and utilized a murine gamma-retroviral vector rather than a lentiviral vector. We cannot guarantee that insertional oncogenesis resulting from administration of our SPEAR T-cells will not occur.
●	Although our viral vectors are not able to replicate, there may be a risk with the use of retroviral or lentiviral vectors that they could undergo recombination and lead to new or reactivated pathogenic strains of virus or other infectious diseases.
●	There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In part for this reason, the FDA recommends a 15-year follow-up observation period for all surviving patients who receive treatment using gene therapies in clinical trials. We may need to adopt such an observation period for our therapeutic candidates; however, the FDA does not require that the tracking be complete prior to its review of the Biologics License Application, or BLA.
●	Clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH may be subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. The RAC review process can delay or impede the initiation of a clinical trial.

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

Results seen in third party clinical trials using products that are also used in our combination clinical trials, may impact on the further advancement of our clinical trials or clinical trials of our collaborators. For example, the FDA placed a clinical hold on three combination studies using an anti-PD-1 therapy used to treat multiple myeloma. There is no guarantee that further reviews of safety data with anti-PD-1 therapies will not result in delays or holds to our collaborator’s clinical trials or the requirement to amend the protocol for such clinical trials or would not delay the start of any anti-PD-1 combination clinical trials that we may wish to start.

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

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent any SPEAR T-cells from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death. The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. Serious adverse events seen with other immunotherapy products, such as the severe neurotoxicity events observed with CD19-directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment. Symptoms in any given subject would be dependent on the location and other characteristics of their tumor. For example, subjects with lung tumors may experience dyspnea. Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses. These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe, potentially life-threatening and require medical intervention.

As of April 5, 2019 for ADP-A2AFP and April 15, 2019 for ADP-A2M4 and ADP-A2M10:

●	The adverse events considered by investigators to be possibly related to ADP-A2AFP (n=3) include pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, cognitive disorder, pain in extremity, muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include bile duct obstruction and abdominal pain.
●	The adverse events occurring in >10% of subjects treated with ADP-A2M4 (n=23) and considered by investigators to be possibly related to ADP-A2M4 include cytokine release syndrome (CRS), fatigue, pyrexia, decreased appetite, rash, dyspnea, febrile neutropenia, headache, nausea, sinus tachycardia/tachycardia, anemia/red blood cells decreased, chills, diarrhea, hypotension, and tumor pain. Serious adverse events (SAE) reported with ADP-A2M4 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS, pyrexia, atrial fibrillation, thrombocytopenia/platelet count decreased, and rash. There has also been one serious adverse event report of grade 2 encephalopathy considered related to ADP-A2M4 by the investigator which resolved after 2 days of treatment.
●	The adverse events occurring in >10% of subjects treated with ADP-A2M10 (n=18) and considered by investigators to be possibly related to ADP-A2M10 include pyrexia, CRS, peripheral edema, chills, febrile neutropenia, leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, rash and sinus tachycardia/tachycardia. Serious adverse events (SAE) reported with ADP-A2M10 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS.

Since April 15, 2019, there were two SAE reports of severe prolonged pancytopenia with aplastic anemia (one patient receiving ADP-A2M4 and one patient receiving ADP-A2M10) considered by the investigator to be probably related to the SPEAR T-cells and to the lymphodepleting chemotherapy. Both of these patients died from complications of aplastic anemia. In another patient, there was one report of Grade 3 neurotoxicity considered by the investigator to be probably related to the ADP-A2M4 SPEAR T-cells and, in the same patient, a later grade 5 SAE of stroke that was considered by the investigator to be possibly related to the product. These reports were communicated to the FDA and we are responding to queries from the FDA in relation to these reports. All three patients received the highest lymphodepletion regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (1800 mg/m2/day) for 2 days). The protocols for all of our ADP-A2M4 and ADP-A2M10 trials have now been amended to mitigate the future risk of prolonged pancytopenia and stroke, including a reduction of the lymphodepletion regimen to a previously used regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days). In addition, patients with a prior history of stroke or central nervous system bleeding (or transient ischemic attack (TIA) or reversible ischemic neurologic deficit (RIND) within the prior 6 months of treatment) are now excluded. These protocol changes have been communicated to and acknowledged by the FDA. If further adverse events of a similar nature occur in patients, there is a risk that we or the FDA may impose a clinical hold until the adverse events are further evaluated or, alternatively, we or the FDA may suspend or require termination of these clinical trials.

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

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we or our collaborators will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for most of our clinical trials. Any delay in identification of suitable patients will result in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress.

Our and our collaborator’s clinical trials will compete with other clinical trials that are in the same therapeutic areas as our SPEAR T-cells, which will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we will conduct some of our clinical trials at the same clinical trial sites where competing trials are ongoing, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our SPEAR T-cells represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression. In addition, in relation to any indication, the standard of care for patients in that indication may change or further develop meaning that clinical sites are no longer prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. For example, the standard of care in melanoma changed during the course of our clinical trials in melanoma with the NY-ESO SPEAR T-cell and as a result the clinical trial was halted due to anticipated unavailability of patients. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a SPEAR T-cell through clinical trials.

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

Delays or failures in the manufacture of SPEAR T-cells (whether by us, any collaborator or our third party contract manufacturer) can result in a patient being unable to receive their SPEAR T-cells or a requirement to re-manufacture SPEAR T-cells which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

●	A failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure (including failure in the bags the Company uses to freeze), differences in patient material, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	A lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of SPEAR T-cells. Should the process be unreliable, the relevant regulatory agency (for example the FDA in the United States) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;
●	Variations in patient starting material resulting in less product than expected or product which is not viable or cannot be manufactured;
●	Product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example as a result of an import or export hold-up) or supplier error;
●	Inability to obtain manufacturing slots from third party contract manufacturers or to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture SPEAR T-cells for patients as and when those patients require manufacture;
●	Inability to procure starting materials or to manufacture starting materials (including at our UK vector facility), for example vector required for SPEAR T-cell manufacture;

●	Inability to procure manufacturing slots from third party manufacturers (whether for SPEAR T-cell manufacture or for starting materials manufacture, including vector) at all or on a timely basis. Even where manufacturing slots are agreed in advance with third party manufacturers we cannot guarantee they will not be delayed or cancelled or that any manufacturing process will be successful;
●	Loss of or close-down of any manufacturing facility used in the manufacture of SPEAR T-cells. For example we will be manufacturing SPEAR T-cells at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for these SPEAR T-cells within the timescales required for ongoing clinical trials;
●	Loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started; and
●	A requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of patient SPEAR T-cells. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture.

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

We have insurance to cover certain business interruption events which is capped at £10 million in the United Kingdom and $5 million in the United States. However, because our level of insurance is capped, it may be insufficient to fully compensate us if any of these events were to occur in the future.

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

We now manufacture SPEAR T-cells at our own US manufacturing facility and plan to manufacture vector at a UK vector facility. There is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which either facility is operated. This may result in a delay in our ability to manufacture SPEAR T-cells at our own facility or in our ability to supply vector material for use in the SPEAR T-cell manufacturing process. In addition, there is no guarantee that any SPEAR T-cells or vector produced in any of our facilities will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Any failure to meet regulatory requirements or produce SPEAR T-cells and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

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

As of April 5, 2019 for ADP-A2AFP and April 15, 2019 for ADP-A2M4 and ADP-A2M10:

●	The adverse events considered by investigators to be possibly related to ADP-A2AFP (n=3) include pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, cognitive disorder, pain in extremity, muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include bile duct obstruction and abdominal pain.

●	The adverse events occurring in >10% of subjects treated with ADP-A2M4 (n=23) and considered by investigators to be possibly related to ADP-A2M4 include cytokine release syndrome (CRS), fatigue, pyrexia, decreased appetite, rash, dyspnea, febrile neutropenia, headache, nausea, sinus tachycardia/tachycardia, anemia/red blood cells decreased, chills, diarrhea, hypotension, and tumor pain. Serious adverse events (SAE) reported with ADP-A2M4 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS, pyrexia, atrial fibrillation, thrombocytopenia/platelet count decreased, and rash. There has also been one SAE report of grade 2 encephalopathy considered related to ADP-A2M4 by the investigator which resolved after 2 days of treatment.
●	The adverse events occurring in >10% of subjects treated with ADP-A2M10 (n=18) and considered by investigators to be possibly related to ADP-A2M10 include pyrexia, CRS, peripheral edema, chills, febrile neutropenia, leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, rash and sinus tachycardia/tachycardia. Serious adverse events (SAE) reported with ADP-A2M10 in more than one subject whether considered related to the SPEAR T-cells or not, and any related SAE include CRS.

Since April 15, 2019, there were two SAE reports of severe prolonged pancytopenia with aplastic anemia (one patient receiving ADP-A2M4 and one patient receiving ADP-A2M10) considered by the investigator to be probably related to the SPEAR T-cells and to the lymphodepleting chemotherapy. Both of these patients died from complications of aplastic anemia. In another patient, there was one report of Grade 3 neurotoxicity considered by the investigator to be probably related to the ADP-A2M4 SPEAR T-cells and, in the same patient, a later grade 5 SAE of stroke that was considered by the investigator to be possibly related to the product. These reports were communicated to the FDA and we are responding to queries from the FDA in relation to these reports. All three patients received the highest lymphodepletion regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (1800 mg/m2/day) for 2 days). The protocols for all of our ADP-A2M4 and ADP-A2M10 trials have now been amended to mitigate the future risk of prolonged pancytopenia and stroke, including a reduction of the lymphodepletion regimen to a previously used regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days). In addition, patients with a prior history of stroke or central nervous system bleeding (or transient ischemic attack (TIA) or reversible ischemic neurologic deficit (RIND) within the prior 6 months of treatment) are now excluded. These protocol changes have been communicated to and acknowledged by the FDA. If further adverse events of a similar nature occur in patients, there is a risk that we or the FDA may impose a clinical hold until the adverse events are further evaluated or, alternatively, we or the FDA may suspend or require termination of these clinical trials.

CRS has been reported in subjects in our SPEAR T-cell trials. A subset of these reported CRS events has been Grade 3 or 4 in severity. Subjects with more severe CRS symptoms have generally responded to treatment with the anti-IL6 or anti-IL6 receptor therapy. All of our protocols now allow for use of this therapy for the treatment of cytokine release syndrome. The anti-IL6 receptor antibody (tocilizumab) has been shown to control cytokine release syndrome without abrogating the anti-tumor response.

Any unacceptable toxicities arising in ongoing clinical programs could result in suspension or termination of those clinical programs. The more SAEs that are reported the greater the risk of suspension of termination of clinical programs, even where the SAEs are unrelated to each other or to our SPEAR T-cells. Any suspension or termination may affect other SPEAR T-cells and thereby impact our ability to recognize any product revenues. Any side effects may also result in the need to perform additional trials, which will delay regulatory approval for such SPEAR T-cell, if at all, and require additional resources and financial investment to bring the relevant SPEAR T-cell to market.

In addition, the impact of SPEAR T-cells may vary from patient to patient and this may affect the number of patients who can be successfully treated with our SPEAR T-cells. Depending on the nature of the indication, certain patients may need to be excluded from treatment, which could also impact our ability to delivery therapies to some patients.

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

We or our collaborators may find it difficult to enroll patients in our clinical trials. Identifying and qualifying patients, including testing of patients for appropriate target peptides and HLA type, to participate in clinical trials of our SPEAR T-cells are critical to our success. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. The timing of clinical trials depends on the speed at which we or our collaborators can recruit patients to participate in testing of the SPEAR T-cells. If patients are unwilling to participate in trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, negative results seen in competitive third party clinical trials utilizing similar cell therapy products, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve sufficient diversity in a given trial in order to complete our clinical trials in a timely manner. Successful execution of patient treatment and assessment of outcomes is affected by several factors including:

●	eligibility criteria for the trial in question, in particular, presenting the correct HLA type and expression levels of the target antigen;
●	ability to detect required expression levels of target antigens in any patient population;
●	ability to detect required target antigens in any patient population and to set detection levels at an appropriate level to facilitate patient recruitment;
●	severity of the disease under investigation and the type of patient being recruited into the clinical trial;
●	design of the trial protocol;
●	size of the patient population;
●	perceived risks and benefits of the SPEAR T-cell under trial;

●	novelty of the SPEAR T-cell and acceptance by oncologists;
●	proximity and availability of clinical trial sites for prospective patients;
●	availability of competing therapies and clinical trials and ability to obtain patient insurance coverage;
●	efforts to facilitate timely enrollment in clinical trials and to provide manufactured product on a timely basis;
●	patient referral practices of physicians;
●	changes in the underlying standard of care applicable or treatments available for the relevant indication for which a patient is being treated; and
●	ability to monitor patients adequately during and after treatment, for example where patients decide not to attend follow-up appointments.

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

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
●	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk: benefit profile for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of SPEAR T-cells may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	our manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our SPEAR T-cells; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We may also seek accelerated approval under the FDA’s fast track and accelerated approval programs, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs granted accelerated approval, post-marketing confirmatory trials have been required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. Moreover, the FDA may withdraw approval of our SPEAR T-cell or indication approved under the accelerated approval pathway if, for example:

●	the trial or trials required to verify the predicted clinical benefit of our SPEAR T-cell fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug;
●	other evidence demonstrates that our SPEAR T-cell is not shown to be safe or effective under the conditions of use;
●	we fail to conduct any required post approval trial of our SPEAR T-cell with due diligence; or
●	we disseminate false or misleading promotional materials relating to the relevant SPEAR T-cell.

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

Any regulatory approvals that we receive for our SPEAR T-cells will require surveillance to monitor the safety and efficacy of the SPEAR T-cell. The FDA may also require a risk evaluation and mitigation strategy in order to approve our SPEAR T-cells, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our SPEAR T-cells, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our SPEAR T-cells will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. We must also comply with requirements concerning advertising and promotion for any SPEAR T-cells for which we obtain marketing approval. Promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any SPEAR T-cells we develop for indications or uses for which they are not approved. Later discovery of previously unknown problems with our SPEAR T-cells, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
●	restrictions on such products’ manufacturing processes;
●	restrictions on the marketing of a product;
●	restrictions on product distribution;
●	requirements to conduct post-marketing clinical trials;
●	untitled or warning letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of regulatory approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	injunctions;

●	imposition of civil penalties; or
●	criminal prosecution.

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

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

●	the risk: benefit balance of the medicinal product is positive;
●	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
●	unmet medical needs will be fulfilled; and
●	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

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

Such restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or kind, in exchange for, or to induce, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers on the other. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the provision of kickbacks has resulted in the submission of false claims to governmental health care programs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Act, amended the intent requirement of the Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Under federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the Anti-Kickback Statute and analogous state law requirements;
●	the False Claims Act, or FCA, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent. Violations under the Anti-Kickback Statute and certain marketing practices, including off-label promotion, also may implicate the FCA. In addition, private individuals have the ability to bring actions on behalf of the government under the FCA and under the false claims laws of several states;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. The CMS publishes the reported data in a searchable form on an annual basis;

●	The Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to: items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance issued by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

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

We face an inherent risk of product liability as a result of the clinical testing of our SPEAR T-cells and our ongoing manufacture of SPEAR T-cells and will face an even greater risk upon any commercialization. For example, we may be sued if any of our SPEAR T-cells causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our SPEAR T-cell. Even a successful defense would require significant financial and management resources and, regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our SPEAR T-cells;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize SPEAR T-cells; and
●	a decline in our share price.

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

The use of engineered T-cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Additional factors will influence whether SPEAR T-cells are accepted in the market, including:

●	the clinical indications for which SPEAR T-cells are approved;
●	physicians, hospitals, cancer treatment centers and patients considering the SPEAR T-cells as a safe and effective treatment;
●	the potential and perceived advantages of SPEAR T-cells over alternative treatments;
●	the prevalence and severity of any side effects;
●	product labeling or prescribing information requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA;
●	the timing of market introduction of SPEAR T-cells as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of coverage, adequate reimbursement and pricing by third-party payors and government authorities;
●	the willingness of patients to pay for SPEAR T-cells on an out-of-pocket basis in the absence of coverage by third-party payors and government authorities;
●	relative convenience and ease of administration as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for SPEAR T-cells, if we or our collaborators obtain regulatory approval;
●	our or our collaborators’ ability to set a price that is fair for our SPEAR T-cells;
●	our or our collaborators’ ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Risks Related to Our Reliance Upon Third Parties

We rely on GSK in relation to the performance of programs under the GSK Collaboration and License Agreement and associated payments.

Commercialization of the NY-ESO SPEAR T-cell therapy and payments made by GSK in relation to the NY-ESO SPEAR T-cell therapy depend on GSK’s progression of the NY-ESO program through development. GSK has nominated a third target program under the GSK Collaboration and License Agreement that will evaluate and develop new SPEAR T-cells. GSK is currently entitled to nominate a fourth target program and, upon satisfying other conditions, may have the right to nominate a fifth program under the GSK Collaboration and License Agreement, in each case excluding our ongoing wholly-owned development programs. We have no control over whether GSK will elect to progress additional targets under the collaboration arrangements and therefore trigger additional payments from GSK under the GSK Collaboration and License Agreement. In addition, GSK has a right to terminate the GSK Collaboration and License Agreement or any specific license under the GSK Collaboration and License Agreement for any reason on provision of sixty days’ notice. Termination will impact our ability to receive further payments under the GSK Collaboration and License Agreement.

The current development plans or any future development plan agreed upon between GSK and us, including those relating to the third target program, may be unsuccessful or fail to result in candidate therapies that are feasible for further development or commercialization. For example, the second target program was terminated by GSK and us due to low presentation of peptide in certain indications. In addition, milestone payments may not be paid or may be varied where any development plan is amended or where any development plan is terminated prior to completion for lack of feasibility or lack of identification of any suitable candidates that meet the required criteria for progression to the next stage of development.

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

We currently rely partly on outside contract manufacturing organizations (“CMOs”) and other third parties to provide services related to the manufacture, supply, and processing of our SPEAR T-cells. If one or more of these third parties become unable or unwilling to continue to manufacture our engineered SPEAR T-cells (including any raw or intermediate material required for the manufacture of our end engineered SPEAR T-cell therapy) or provide their services in the future, we may be forced to find an alternative third-party service provider, which we may not be able to do on commercially reasonable terms, if at all. Failure to identify a suitable alternative service provider could impact our business, financial condition or results of operations.

We rely on a limited number of third-party manufacturers and third party service providers for clinical trial product supplies and services at each stage of the manufacturing process, and as a result we are exposed to the following risks:

●	We may be unable to contract with manufacturers on commercially acceptable terms or at all because the number of potential manufacturers is limited and the FDA, EMA and other comparable foreign regulators must approve any replacement manufacturer, which would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, and develop substantially equivalent processes for, production of our SPEAR T-cells after receipt of any applicable regulatory approval.
●	We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.
●	Our third-party manufacturers might be unable to timely formulate and manufacture our SPEAR T-cells or produce the quantity and quality required to meet our clinical trial and commercial needs, if any.
●	With any new manufacturing process or new CMO we will need to transfer the manufacturing process or new process to that CMO. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our SPEAR T-cells and obtain marketing approval for our SPEAR T-cells.
●	Introduction of new raw material or intermediate material manufacturers, such as CMOs for vectors, may require comparability testing to be carried out to show that the manufacturing process and end material is comparable to the currently used manufacturing process and/or material. Any inability to show comparability or delay in comparability testing may result in delays to the supply of the affected materials and as a result delays to clinical trials.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost. Even where CMOs fail to manufacture our SPEAR T-cell products successfully, it may not be possible to achieve re-manufacture quickly or without expending resources or additional costs.
●	Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our SPEAR T-cells. In addition contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.
●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA, and other comparable foreign regulators and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our SPEAR T-cells. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change a different process.
●	Our third party manufacturers may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis. This could delay or prevent release of our SPEAR T-cell product and as a result delay clinical trials and patient treatment.
●	Our third-party manufacturers could breach or terminate their agreement with us.
●	Our third-party manufacturers may cease to be able to do business with us (whether for insolvency or other reasons, including takeover, merger or acquisition) at a time when we are unable to source such manufacture elsewhere or at our own manufacturing facility.
●	Increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors which are outside of our control or which may be imposed by our CMOs.

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

We have formed and may form or seek further third party alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development, manufacturing and commercialization efforts with respect to our SPEAR T-cell therapies and any future products. For any of these third party alliances we are reliant on performance of a third party to achieve the end aims of the alliances. For example, we have a collaboration agreement with Universal Cells Inc. (“Universal”) under which Universal is required to perform certain collaboration activities. Any delays in the performance of these activities or any requirement to amend or modify those activities will result in delay to the overall program. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. There is no guarantee that such third party relationships will result in any positive improvements to our SPEAR T-cells or associated manufacturing processes or that performance of such third party relationships will occur in accordance with expected timelines. Such third party alliances may result in us incurring additional costs or requiring additional resources over and above the costs and resources committed to those alliances. In addition, we face significant competition in seeking appropriate partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish third party arrangements for our SPEAR T-cells which may impact our ability to further develop our SPEAR T-cells or delay the further development of our SPEAR T-cells.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our CFO and CEO designate; Dr. Helen Tayton-Martin, our Chief Business Officer; William Bertrand, our Chief Operating Officer; and John Lunger, our Chief Patient Supply Officer. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. In particular, we are recruiting for a new Chief Medical Officer, following the announcement that Dr. Rafael Amado will be leaving the Company on August 12, 2019, and also for a Chief Financial Officer. There is no guarantee that we will be able to secure candidates for either role on suitable timelines or at all and this may compromise our ability to progress our development and research programs in accordance with currently anticipated timelines.

To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees in the United Kingdom, these employment agreements provide for mutual nine months’ notice periods in the case of Dr. Tayton-Martin; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Lunger, Mr. Rawcliffe and Mr. Bertrand must provide 60 days’ written notice. This means that any of our employees in the United States, except for Mr. Lunger, Mr. Rawcliffe and Mr. Bertrand, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2019, we had 404 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;
●	managing our internal development efforts effectively, including the clinical and FDA review process for our SPEAR T-cells, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems, and procedures.

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

Our ability to successfully manufacture our own SPEAR T-cells at the Navy Yard facility within a reasonable period of time and within currently projected costs is dependent on a number of factors including:

●	our ability to recruit the required employees at a suitable level and experience and within required timescales and to maintain employment of such required employees;
●	our ability to obtain regulatory approval for the facility and for the manufacture of SPEAR T-cells at the facility and to satisfy regulatory authorities on an ongoing basis;
●	our ability to manufacture SPEAR T-cells reliably and reproducibly and to timescales sufficient to support required patient administration;
●	our ability to manufacture SPEAR T-cells in compliance with the applicable regulatory requirements, including requirements applicable in both the United States and European Union;
●	our ability to develop internal quality controls and processes sufficient to enable manufacture and supply of SPEAR T-cells at our Navy Yard facility;
●	our ability to establish comparability with currently used manufacturing processes and for such comparability data to be accepted by the appropriate regulatory authorities; and
●	our ability to be able to fund the ongoing development including equipment requirements necessary for successful manufacture of SPEAR T-cells at our facility.

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

●	CAR-T in hematological malignancies: Engineered T-cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the U.S. Food and Drug Administration (“FDA”) Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the European Medicines Agency (EMA) in the European Union. More recently, Kymriah™ has been approved by the MHLW in Japan. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Atara Bio, Autolus, Baylor College of Medicine, bluebird bio, CASI Pharmaceuticals, Celyad, Celgene, Cellectis, CRISPR Therapeutics, Fate Therapeutics, Intrexon, Janssen (JNJ with Nanjing Legend), Juno Therapeutics, Kite Pharma (Gilead), Linea Rx, Mustang Bio, Novartis, Precigen, Refuge Biotechnologies Inc, Servier, Sorrento Therapeutics, Xenetic Biosciences and Ziopharm Oncology.
●	CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Celgene (with Obsidian Therapeutics) Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte (a Novartis Company), Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics, Lyell Immunopharma, MaxCyte, Memorial Sloan Kettering Cancer Center, Minerva Biotechnologies, Mustang bio, OncoSec Immunotherapies, Oncternal Therapeutics, Poseida Therapeutics, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme and Tmunity.
●	CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards suitable antigen targets. Another area of development is the creation of CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19, BCMA, NY-ESO-1, p53 and WT1. A number of pharmaceutical, biotechnology, and academic institutions are researching and developing CARs & TCR-mimics targeting the peptide-HLA complex, including but not limited to: Adicet Bio / Regeneron, Altor Bioscience, Cancer Research Technology/CRUK, Eureka Therapeutics, Gritstone Oncology, Morphosys, Xencor and Ziopharm Oncology.
●	TCR T-cells: TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: AFP, CD20, HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MART1, NRAS, NY-ESO-1, p53, PRAME, TGFβRII frameshift antigen WT1, as well as personalized neoantigens. Juno Therapeutics (a Celgene Company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other TCR-focused competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus, Atreca, Baylor College, Bellicum, BioNTech, bluebird bio, Captain T cell, Cellular Biomedicine Group Inc, Cell Medica Ltd, Cytovant Sciences, GigaMune, GSK, Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc. (with Ospedale San Raffaele), Juno Therapeutics, Kiromic, Kite Pharma (Gilead), Lion TCR LTD, MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics, PACT Pharma, Parker Institute, Refuge Biotechnologies Inc., Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR Cure, T-Cure, TCR x immunotherapies, T-Knife, Tmunity, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

There are a number of different approaches being developed for allogeneic or “off-the-shelf” immunotherapy products including stem-cell derived products, HLA-matched products, healthy-donor derived products and use of cells with no or limited HLA type (for example GammaDelta T-cell, or NK cells). Competitors include Century Therapeutics (with FujiFilm Cellular Dynamics), Editas, Fate Therapeutics, Takeda (in collaboration with CiRA), Thyas, Editas, UCLA and T-CiRA.

In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating other cell-based approaches, including the potential of GammaDelta T-cell, CAR-Macrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocytes (MILs), Multi-tumor-associated antigen (TAA)-specific T-cells and virus-specific T-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Adicet Bio, Atara Bio, Aurora BioPharma, Cell Medica, Cellular Biomedicine Group Inc, CytomX, Celgene, Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Genocea, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), KSQ Therapeutics, MD Anderson Cancer Center, Multimmune, NantKwest, NexImmune, Nkarta, Sorrento Therapeutics, Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio), Torque Therapeutics, Unum Therapeutics, WindMIL Therapeutics and Ziopharm Oncology. Although Immunocore is focused on soluble TCRs rather than engineered SPEAR T-cells, we could also face competition from Immunocore if it develops or acquires products directed at the same targets or indications as our TCR therapeutic product candidates. Moreover, many of our employees have come from a shared background within Immunocore and there is an awareness within Immunocore of certain of our confidential information on the technology platform controlled through confidentiality agreements. This knowledge could be used by Immunocore to facilitate its own developments or to target competitive products against our products placing it in a preferable position as compared to third party competitors.

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

Risks Related to Ownership of our American Depositary Shares (ADSs)

The price of our ADSs may be volatile.

Many factors may have a material adverse effect on the market price of the ADSs, including but not limited to:

●	the commencement, enrollment or results of our planned clinical trials;
●	the loss of any of our key scientific or management personnel;
●	announcements of the failure to obtain regulatory approvals or receipt of a complete response letter from the FDA;
●	announcements of undesirable restricted labeling indications or patient populations, or changes or delays in regulatory review processes;
●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws or regulations applicable to SPEAR T-cells;
●	any adverse changes to our relationship with licensors, manufacturers or suppliers;
●	the failure of our testing and clinical trials;
●	unanticipated safety concerns;
●	the failure to retain our existing, or obtain new, collaboration partners;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	the achievement of expected product sales and profitability;
●	the failure to obtain reimbursements for SPEAR T-cells, if approved for marketing, or price reductions;
●	manufacture, supply or distribution shortages;
●	actual or anticipated fluctuations in our operating results;
●	our cash position;
●	changes in financial estimates or recommendations by securities analysts;

●	potential acquisitions;
●	the trading volume of ADSs on Nasdaq Global Select Market, or Nasdaq;
●	sales of our ADSs by us, our executive officers and directors or our shareholders in the future;
●	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
●	changes in accounting principles.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In addition, we have registered an aggregate of 66,999,747 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of June 30, 2019, an aggregate of 54,795,774 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8K filed with the SEC on June 16, 2016).

10.1†**	Collaboration Agreement dated May 14, 2019 between Adaptimmune Limited and AIS Operating Co., Inc., f/k/a Alpine Immune Sciences, Inc.

10.2*

Employment Agreement dated as of June 26, 2019 by and between Adaptimmune, LLC and Adrian Rawcliffe (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.3*	James Noble Letter Agreement dated June 26, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.4*	James Noble Variation Agreement dated June 26, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 27, 2019).

10.5*	James Noble Letter of Appointment dated June 26, 2019 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on June 27, 2019).

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and six months ended June 30, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

*      Previously filed.

**    Filed herewith.

†     Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: August 1, 2019	/s/ James Noble
James Noble
Chief Executive Officer

Date: August 1, 2019	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Financial Officer