Form 10-Q
period 2019-09-30
Adaptimmune Therapeutics PLC
filed 2019-11-06
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 630,993,866.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

●	our ability to successfully advance our ADP-A2M4 (MAGE-A4) and ADP-A2AFP (AFP) products through clinical development and the timing within which we can recruit patients and treat patients in all of our clinical trials;
●	our ability to fund our operations and continue as a going concern;
●	our ability to successfully and reproducibly manufacture SPEAR T-cells in order to meet patient demand;
●	our ability to further develop our commercial manufacturing process for our SPEAR T-cells, transfer such commercial process to third party contract manufacturers, if required, and for such third party contract manufacturers or ourselves to manufacture SPEAR T-cells to the quality and on the timescales we require;
●	our ability to successfully advance our SPEAR T-cell technology platform to improve the safety and effectiveness of our existing SPEAR T-cell candidates and to submit Investigational New Drug Applications, or INDs, for new SPEAR T-cell candidates;
●	the rate and degree of market acceptance of T-cell therapy generally, and of SPEAR T-cells;
●	government regulation and approval, including, but not limited to, the expected regulatory approval timelines for SPEAR T-cells and the level of pricing and reimbursement for SPEAR T-cells, if approved for marketing;
●	our ability to successfully commercialize any products;
●	the existence of any third party patents preventing further development of any SPEAR T-cells, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us or our collaborators;
●	our ability to obtain granted patents covering any SPEAR T-cells and to enforce such patents against third parties;
●	volatility in equity markets in general and in the biopharmaceutical sector in particular and our ability to maintain compliance with the Nasdaq Global Select Market closing bid price requirement;
●	fluctuations in the price of materials and bought-in components;
●	the scope and timing of performance of our ongoing collaboration with GlaxoSmithKline (“GSK”);

●	our relationships with suppliers, contract manufacturing organizations or CROs and other third-party providers including fluctuations in the price of materials and services, ability to obtain reagents particularly where such reagents are only available from a single source, and performance of third party providers;
●	increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients in to clinical trials;
●	claims for personal injury or death arising from the use of SPEAR T-cell candidates;
●	our ability to attract and retain qualified personnel; and
●	additional factors that are not known to us at this time.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$39,409	$68,379
Marketable securities - available-for-sale debt securities	63,451	136,755
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	—	192
Other current assets and prepaid expenses (including current portion of clinical materials)	44,110	25,769
Total current assets	146,970	231,095

Restricted cash	4,318	4,097
Clinical materials	2,485	3,953
Operating lease right-of-use assets, net of accumulated amortization	20,563	—
Property, plant and equipment, net of accumulated depreciation of $20,818 (2018: $15,924)	31,641	36,118
Intangibles, net of accumulated amortization	2,274	1,473
Total assets	$208,251	$276,736

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	5,535	4,083
Operating lease liabilities, current	2,337	—
Accrued expenses and other accrued liabilities	26,846	20,354
Deferred revenue	2,683	—
Total current liabilities	37,401	24,437

Operating lease liabilities, non-current	22,599	—
Other liabilities, non-current	568	5,414
Total liabilities	60,568	29,851

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 785,857,300 authorized and 630,952,736 issued and outstanding (2018: 701,103,126 authorized and 627,454,270 issued and outstanding)	943	939
Additional paid in capital	583,065	574,208
Accumulated other comprehensive loss	(10,025)	(9,763)
Accumulated deficit	(426,300)	(318,499)
Total stockholders' equity	147,683	246,885

Total liabilities and stockholders’ equity	$208,251	$276,736

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Development revenue	237	1,678	394	18,912
License revenue	—	39,114	—	39,114
Total revenue	$237	$40,792	$394	$58,026
Operating expenses
Research and development (including losses accrued on firm purchase commitments of $5,000, $-, $5,000 and $-)	(29,617)	(23,484)	(77,147)	(75,500)
General and administrative	(10,741)	(10,290)	(32,662)	(32,785)
Total operating expenses	(40,358)	(33,774)	(109,809)	(108,285)
Operating (loss) income	(40,121)	7,018	(109,415)	(50,259)
Interest income	615	606	2,324	1,805
Other income (expense), net	291	(2,249)	(556)	(10,525)
(Loss) income before income taxes	(39,215)	5,375	(107,647)	(58,979)
Income taxes	(87)	(133)	(154)	(362)
Net (loss) income attributable to ordinary shareholders	$(39,302)	$5,242	$(107,801)	$(59,341)

Net (loss) income per ordinary share - Basic and diluted
Basic	$(0.06)	$0.01	$(0.17)	$(0.10)
Diluted	(0.06)	0.01	(0.17)	(0.10)

Weighted average shares outstanding:
Basic	630,866,800	582,004,954	629,403,293	573,796,275
Diluted	630,866,800	621,764,201	629,403,293	573,796,275

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(39,302)	$5,242	$(107,801)	$(59,341)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0	6,617	1,521	7,916	5,103
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0, $0, $0 and $0	(8,388)	—	(8,388)	—
Unrealized (gains) losses on available-for-sale debt securities
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $0, $0, $0 and $0	(55)	85	223	1,252
Reclassification adjustment for (gains) losses on available-for-sale debt securities included in net loss, net of tax of $0, $0, $0 and $0	—	—	(13)	2,473

Total comprehensive (loss) income for the period	$(41,128)	$6,848	$(108,063)	$(50,513)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	(losses)
				foreign	gains on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders'
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2019	627,454,270	$939	$574,208	$(9,607)	$(156)	$(318,499)	$246,885

Net loss	—	—	—	—	—	(27,412)	(27,412)
Issuance of shares upon exercise of stock options	840,432	1	35	—	—	—	36
Foreign currency translation adjustments	—	—	—	(3,543)	—	—	(3,543)
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	210	—	210
Share-based compensation expense	—	—	3,479	—	—	—	3,479
Balance as of March 31, 2019	628,294,702	$940	$577,722	$(13,150)	$54	$(345,911)	$219,655
Net loss	—	—	—	—	—	(41,087)	(41,087)
Issuance of shares upon exercise of stock options	2,377,876	3	327	—	—	—	330
Foreign currency translation adjustments	—	—	—	4,842	—	—	4,842
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	68	—	68
Reclassification from accumulated other comprehensive income of gains on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	(13)	—	(13)
Share-based compensation expense	—	—	3,196	—	—	—	3,196
Balance as of June 30, 2019	630,672,578	$943	$581,245	$(8,308)	$109	$(386,998)	$186,991
Net loss	—	—	—	—	—	(39,302)	(39,302)
Issuance of shares upon exercise of stock options	280,158	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	6,617	—	—	6,617
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $-	—	—	—	(8,388)	—	—	(8,388)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-	—	—	—	—	(55)	—	(55)
Share-based compensation expense	—	—	1,820	—	—	—	1,820
Balance as of September 30, 2019	630,952,736	$943	$583,065	$(10,079)	$54	$(426,300)	$147,683

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
				Accumulated	unrealized
				foreign	losses on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders’
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2018 (under previous guidance)	562,119,334	$854	$455,401	$(17,867)	$(3,774)	$(231,630)	$202,984
Cumulative effect of applying new accounting standards	—	—	—	—	—	8,645	8,645
Balance as of 1 January 2018 (adjusted)	562,119,334	854	455,401	(17,867)	(3,774)	(222,985)	211,629

Net loss						(20,738)	(20,738)
Issuance of shares upon exercise of stock options	2,740,626	4	1,530	—	—	—	1,534
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	(2,525)	—	—	(2,525)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-	—	—	—	—	(4,056)	—	(4,056)
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	1,163	—	1,163
Share-based compensation expense	—	—	4,672	—	—	—	4,672
Balance as of March 31, 2018	564,859,960	$858	$461,603	$(20,392)	$(6,667)	$(243,723)	$191,679
Net loss						(43,845)	(43,845)
Issuance of shares upon exercise of stock options	1,636,440	2	887	—	—	—	889
Other comprehensive loss before reclassifications							—
Foreign currency translation adjustments	—	—	—	6,107	—	—	6,107
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	5,223	—	5,223
Reclassification from accumulated other comprehensive loss of losses on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	1,310	—	1,310
Share-based compensation expense	—	—	3,739	—	—	—	3,739
Balance as of June 30, 2018	566,496,400	$860	$466,229	$(14,285)	$(134)	$(287,568)	$165,102
Net income						5,242	5,242
Issuance of shares upon exercise of stock options	725,676	1	509	—	—	—	510
Issuance of shares upon completion of registered direct offering	60,000,000	78	99,575	—	—	—	99,653
Other comprehensive income before reclassifications							—
Foreign currency translation adjustments	—	—	—	1,521	—	—	1,521
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	85	—	85
Share-based compensation expense	—	—	4,042	—	—	—	4,042
Balance as of September 30, 2018	627,222,076	$939	$570,355	$(12,764)	$(49)	$(282,326)	$276,155

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(107,801)	$(59,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,406	5,248
Amortization	511	464
Share-based compensation expense	8,495	12,453
Realized (gain) loss on available-for-sale debt securities	(13)	2,473
Unrealized foreign exchange losses	522	4,921
Other	(195)	262
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(20,075)	(4,140)
Decrease in non-current operating assets	1,468	490
Increase (decrease) in payables and deferred revenue	11,703	(35,533)
Net cash used in operating activities	(99,979)	(72,703)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,425)	(3,823)
Acquisition of intangibles	(1,036)	(666)
Maturity or redemption of marketable securities	92,803	114,988
Investment in marketable securities	(19,080)	(75,545)
Net cash provided by investing activities	71,262	34,954

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $0 and $347	—	99,653
Proceeds from exercise of stock options	366	2,933
Net cash provided by financing activities	366	102,586

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(398)	4,111
Net (decrease) increase in cash and cash equivalents	(28,749)	68,948
Cash, cash equivalents and restricted cash at start of period	72,476	88,296
Cash, cash equivalents and restricted cash at end of period	$43,727	$157,244

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a reliable commercial manufacturing process, the need to commercialize any T-cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $426.3 million as of September 30, 2019.

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

On January 1, 2019, the Company adopted new guidance on the accounting for leases, which has been codified within Accounting Standard Codification Topic 842, Leases (“ASC 842”). The Company has adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2019. Therefore, the comparative financial information for the three and nine months ended September 30, 2018 and as of December 31, 2018 has not been restated and continues to be reported under previous guidance. The effect of adopting ASC 842 on the accumulated deficit, total stockholders’ equity and net assets as at January 1, 2019 was $0.

(b)          Going concern analysis

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2019, the Company had cash and cash equivalents of $39.4 million, marketable securities of $63.5 million, and stockholders’ equity of $147.7 million. During the nine months ended September 30, 2019, the Company incurred a net loss of $107.8 million, used cash of $100.0 million in its operating activities, and generated revenues of $0.4 million. The Company has incurred net losses in most periods since inception, and it expects to incur operating losses in future periods. When considered with the Company’s projected expenditure for the next 12 months, these factors raise substantial doubt about its ability to continue as a going concern for at least one year from the issuance of these condensed consolidated financial statements. If the Company does not have sufficient funding for the next 12 months, it might result in a significant reduction in its research and development activities or other operations.

The Company is considering obtaining additional capital (whether non-dilutive or dilutive). In addition, the Company continues to review and prioritize clinical development projects and costs with the aim of focusing operations on the ADP-A2M4 SPEARHEAD-1, ADP-A2M4CD8 SURPASS and ADP-A2AFP trials. Management believes that with additional funds and cost reductions, it will have sufficient capital to meet the Company’s operating expenses and obligations. While management believes the Company has the ability to raise additional funds, there is no assurance that such plans will be successful and therefore there is substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

(c)          Use of estimates in interim financial statements

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

(e)          Leases

On January 1, 2019, the Company adopted a new standard, Accounting Standard Update 2016-02 – Leases, which is codified in ASC 842. The comparative financial information for the three and nine months ended September 30, 2018 and as of December 31, 2018 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the consolidated financial statements included in the Annual Report.

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

(f)          Foreign currency

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

The results of operations for subsidiaries, whose functional currency is not the U.S. dollar, are translated at an average rate for the period where this rate approximates to the foreign exchange rates ruling at the dates of the transactions and the balance sheet are translated at foreign exchange rates ruling at the balance sheet date. Exchange differences arising from this translation of foreign operations are reported as an item of other comprehensive income (loss). The Company’s subsidiary in the United Kingdom has an intercompany loan balance in U.S dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Beginning on July 1, 2019, the intercompany loan will be considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive income (loss).

(g)          New accounting pronouncements

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

To be adopted in future periods

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. Early application is permitted for the fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The FASB has issued a proposed Accounting Standards Update which could result in postponement of the effective date of the new guidance to the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

Note 3 — Revenue

Revenue from contracts with customers arises from one customer, which is GlaxoSmithKline (“GSK”), in one geographic location, which is the United Kingdom. Revenue comprises the following categories (in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Development	$237	$1,678	$394	$18,912
Licenses	—	39,114	—	39,114
	$237	$40,792	$394	$58,026

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations. In 2019, GSK nominated a third target under the Collaboration and License Agreement. Development of products to this target commenced during the nine months ended September 30, 2019.

The amount of the transaction price probable of being received that is allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2019 was $2.7 million. The revenue allocated to the third target program will be recognized over an estimated period up to the end of 2020 as the development of products to the target progresses.

The Company received $3.2 million from GSK following the nomination of the third target. Under the terms of the GSK Collaboration and License Agreement, the Company may also be entitled to development and regulatory milestones. The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition, for any program multiple products may be developed to address different HLA-types. These amounts have not been included within the transaction price as of September 30, 2019 because they are not considered probable.

The Company may also receive commercialization milestones upon the first commercial sale of a product based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. These amounts have not been included within the transaction price as of September 30, 2019 because they are sales or usage-based royalties promised in exchange for a license of intellectual property, which will be recognized when the subsequent sale or usage occurs.

Development and license revenue recognized in the three and nine months ended September 30, 2018 related to development of the second target program, PRAME, which ended in 2018, and the NY-ESO program, which was transferred to GSK on July 23, 2018.

The following table shows movements in deferred revenue for the nine months ended September 30, 2019 (in thousands):

Deferred revenue
Deferred revenue at January 1, 2019	$—
Amounts invoiced in the period	3,217
Revenue in the period	(394)
Foreign exchange arising on consolidation	(140)
Deferred revenue at September 30, 2019	$2,683

Note 4 – Operating leases

The following table shows the lease costs for the three and nine months ended September 30, 2019 (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2019	2019
Lease cost:
Operating lease cost	$989	$3,003
Short-term lease cost	62	230
	$1,051	$3,233

		Nine months ended
		September 30,
		2019
Other information:
Operating cash flows from operating leases (in thousands)		$3,176

		September 30,
		2019

Weighted-average remaining lease term - operating leases		7.5 years
Weighted-average discount rate - operating leases		7.2%

The maturities of operating lease liabilities are as follows (in thousands):

Operating leases

2019	$1,003
2020	4,033
2021	4,077
2022	4,082
2023	3,775
after 2023	16,076
Total lease payments	33,046
Less: Imputed interest	(8,111)
Present value of lease liability	$24,935

The Company has operating leases in relation to property for office and research facilities. The maximum lease term without activation of termination options is to 2041.

Note 5 — Other income (expense), net

Other expense, net consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Foreign exchange gains (losses)	$235	$(2,185)	$(778)	$(7,790)
Gains (losses) on redemption or maturity of available-for-sale debt securities	—	—	13	(2,473)
Other	56	(64)	209	(262)
	$291	$(2,249)	$(556)	$(10,525)

Note 6 — Loss per share

The numerator for the basic and diluted (loss) income per share is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income attributable to ordinary shareholders	$(39,302)	$5,242	$(107,801)	$(59,341)
Numerator for basic (loss) income per share	(39,302)	5,242	(107,801)	(59,341)
Numerator for diluted (loss) income per share	(39,302)	5,242	(107,801)	(59,341)

The denominator for the basic and diluted (loss) income per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Denominator for basic (loss) income per share - Weighted average shares outstanding	630,866,800	582,004,954	629,403,293	573,796,275
Effect of dilutive securities:
Employee stock options	—	39,759,247	—	—
Denominator for diluted (loss) income per share	630,866,800	621,764,201	629,403,293	573,796,275

The dilutive effect of 90,072,300 stock options outstanding as of September 30, 2019 have been excluded from the diluted loss per share calculation for the three and nine months ended September 30, 2019, because they would have an antidilutive effect on the loss per share for the period.

The dilutive effect of 2,791,651 and 88,869,497 stock options have been excluded from the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2018, respectively, because they would have an antidilutive effect on the earnings (loss) per share for the period.

Note 7 — Accumulated other comprehensive (loss) income

The following amounts were reclassified out of other comprehensive (loss) income during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount reclassified		Amount reclassified
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
Component of accumulated other comprehensive income	2019	2018	2019	2018

Unrealized (gains) losses on available-for-sale securities
Reclassification adjustment for (gains) losses on available-for-sale debt securities	$—	$—	$(13)	$2,473

The affected line in the Condensed Consolidated Statement of Operations for the amounts reclassified out of other comprehensive income above is “Other income (expense), net”.

Note 8 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of September 30, 2019 are as follows (in thousands):

		Fair value measurements using
	September 30,	Level 1	Level 2	Level 3
	2019
Assets:
Marketable securities:
Corporate debt securities	$59,430	$59,430	$—	$—
Agency bond	4,021	—	4,021	—
	$63,451	$59,430	$4,021	$—

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

Note 9 — Available-for-sale debt securities

As of September 30, 2019, the Company has the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Cash equivalents:
Money market funds	Less than 3 months	$19,157	$—	$—	$19,157
		$19,157	$—	$—	$19,157

Marketable securities:
Corporate debt securities	Less than 3 months	$24,670	$10	$—	$24,680
Corporate debt securities	3 months to 1 year	34,707	45	(2)	34,750
Agency bond	3 months to 1 year	4,019	2	—	4,021
		$63,396	$57	$(2)	$63,451

Maturity information above is categorized by the period remaining after the reporting period until the maturity date. As of September 30, 2019 and December 31, 2018, the aggregate fair value of securities held by the Company in an unrealized loss position was $7.2 million and $117.2 million respectively, which consisted of 3 and 37 separate securities, respectively. No securities have been in an unrealized loss position for more than one year. As of September 30, 2019, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market fluctuations. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 10 — Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Corporate tax receivable	$30,341	$16,459
Prepayments	10,391	6,279
Clinical materials	1,522	1,087
VAT receivable	1,385	1,505
Other current assets	471	439
	$44,110	$25,769

In October 2019, the Company received $15.8 million of the above Corporate tax receivable balance, which related to qualifying research and development expenditure in 2018. The remainder of the corporate tax receivable balance above relates to 2019.

Note 11 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued clinical and development expenditure	$11,708	$9,637
Accrued employee expenses	6,910	7,553
Other accrued expenditure	2,641	2,422
Accrued purchase commitments	5,000	—
Other	587	742
	$26,846	$20,354

In 2016, the Company entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025. Under the supply agreement, the Company is required to purchase its requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of 5 years. There are minimum purchasing obligations of $5.0 million payable in 2020, which have been recognized in research and development expense in the three months ended September 30, 2019.  The related per-share amount for both the three and nine months ended September 30, 2019 is $(0.01). Management regularly updates the assessment of the utility of the Dynabeads, and in the three months ended September 30, 2019, considers that there is sufficient uncertainty surrounding the utility of the Dynabeads, which is dependent upon current study trajectories, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the $5.0 million purchase commitment being recognized in the period.

Note 12 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$144	$2,053	$2,951	$6,338
General and administrative	1,676	1,989	5,544	6,115
	$1,820	$4,042	$8,495	$12,453

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of options over ordinary shares granted	3,733,359	757,273	15,477,255	12,187,614
Weighted average fair value of ordinary shares options	$0.31	$1.09	$0.48	$0.82
Number of additional options with a nominal exercise price granted	743,292	1,259,760	7,700,658	7,966,716
Weighted average fair value of options with a nominal exercise price	$0.51	$1.67	$0.89	$1.40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018, included in our Annual Report on Form 10-K that was filed with the SEC on February 27, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Update on Clinical Pipeline Progress

Wholly owned SPEAR T-cells

We have clinical trials ongoing in a total of ten solid tumor types including non-small cell lung cancer (“NSCLC”), head and neck cancer, ovarian, urothelial, melanoma, hepatocellular, esophageal, gastric, synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) cancers. We continue to prioritise the ADP-A2M4 SPEARHEAD-1, ADP-A2M4CD8 and ADP-A2AFP trials.

●	ADP-A2M4

Clinical trials are ongoing with our ADP-A2M4 SPEAR T-cell in multiple indications and the FDA has granted Orphan Drug Designation (ODD) to ADP-A2M4 for the treatment of soft tissue sarcomas. In addition, planning is ongoing for initiation of a clinical trial combining ADP-A2M4 with a PD-1 / PD-L1 pathway inhibitor in 2020.

Phase 1 multi-tumor trial

A Phase 1 clinical trial is ongoing in nine tumor indications, namely urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS. Patients are currently being enrolled in the Expansion Phase of the trial.

●	As of September 3, 2019, data from 12 evaluable patients with synovial sarcoma treated in the expansion phase of this trial demonstrated an overall response rate of 58% (including both confirmed and unconfirmed partial responses (PRs)). 11 out of 12 evaluable patients had evidence of disease control (with best overall responses of partial response or stable disease) A clinical update was provided at the European Society for Medical Oncology (ESMO) Congress in September 2019.
●	To date, ADP-A2M4 continues to exhibit a favorable safety profile with no evidence of toxicity related to off-target binding or alloreactivity, and most adverse events were consistent with those typically experienced by cancer patients undergoing chemotherapy or other immunotherapies. Prolonged severe pancytopenia with aplastic anemia has been reported in one patient treated with the highest lymphodepletion regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (1800 mg/m2/day) for 3 days). Neurotoxicity and stroke were reported in a different patient who also received this lymphodepletion regimen. The protocol for this trial has been amended to mitigate the risk of prolonged severe pancytopenia and stroke in patients. These changes have been communicated to, and acknowledged by, the FDA. Further information on reported adverse events can be found in the Risk Factors section below.

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

Radiation Sub-study

Our radiation sub-study is continuing at the MD Anderson Cancer Center.

●	ADP-A2M4CD8 - SURPASS Trial

Enrollment has started in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8 (the SURPASS Trial). This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency.

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

We continue dosing patients in our Phase 1, open-label, dose-escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). The trial is open in the United States, United Kingdom and Spain. Data from the first HCC patient treated in Cohort 2 of the trial was presented at AACR and a further update will be provided in the first half of 2020. Patients are now enrolling in Cohort 3 and are being treated with target doses of 5 billion SPEAR T-cells (range 1.2 to 6 billion). Most adverse events to date are consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immunotherapies.

●	ADP-A2M10

Two Phase 1 clinical trials are currently ongoing with ADP-A2M10 for the treatment of (i) NSCLC, and (ii) urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. Enrollment in the trials is planned to close shortly and prior to the end of 2019.

Ongoing GSK Collaboration Agreement Programs

The third target program under the Collaboration and License Agreement remains ongoing. GSK is currently entitled to nominate a fourth target program and, upon satisfying other conditions, may have the right to nominate a fifth program under the GSK Collaboration and License Agreement, in each case excluding our ongoing wholly-owned development programs.

Significant Events in the Three Months Ended September 30, 2019

●	On August 27, 2019, we announced entry into a collaboration and license agreement with Noile-Immune Biotech, Inc., to develop next-generation SPEAR T-cell products which incorporate Noile-Immune’s proliferation inducing and migration enhancing technology. This collaboration will further enhance Adaptimmune’s efforts to design and develop next-generation SPEAR T-cell therapies.

●	On September 1, 2019, Adrian Rawcliffe, previously Chief Financial Officer (CFO) of the Company, succeeded James Noble as Chief Executive Officer (CEO). This transition occurred following the retirement of James Noble from his executive duties and transition to a non-executive director role on the Company’s Board of Directors on September 1, 2019.

●	On August 1, 2019, we announced that Dr. Rafael Amado, President of Research and Development, would leave the Company on August 12, 2019 and that John Lunger was appointed as Chief Patient Supply Officer on August 1, 2019.

Subsequent Events since September 30, 2019

●	On October 1, 2019, Michael Garone was appointed as Interim Chief Financial Officer effective from October 1, 2019.

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

Revenue

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK has nominated its third target under the Collaboration and License Agreement. Development of products to this target commenced in the nine months ended September 30, 2019, and the Company received $3.2 million following the nomination of the target. The development of products to the third target is a separate performance obligation, which is expected to be recognized by the end of 2020 as the development of products to the target progresses.

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

Other Income (Expense), net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Until July 2018, our U.K. subsidiary with a pound sterling functional currency held our investments in marketable securities, which were predominately denominated in U.S. dollars. The entire change in the fair value of a foreign currency-denominated security, including the change due to foreign exchange, was included in other comprehensive income. Our U.K. subsidiary has an intercompany loan balance in U.S dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Beginning on July 1, 2019, the intercompany loan will be considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive income (loss).

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018, together with the changes to those items (in thousands).

	Three months ended
	September 30,
	2019	2018	Increase/decrease
Development revenue	$237	$1,678	$(1,441)	(86)%
License revenue	—	39,114	(39,114)	(100)%
Total revenue	237	40,792	(40,555)	(99)%
Research and development expenses	(29,617)	(23,484)	(6,133)	26%
General and administrative expenses	(10,741)	(10,290)	(451)	4%
Total operating expenses	(40,358)	(33,774)	(6,584)	19%
Operating (loss) income	(40,121)	7,018	(47,139)	(672)%
Interest income	615	606	9	1%
Other income (expense), net	291	(2,249)	2,540	113%
(Loss) income before income taxes	(39,215)	5,375	(44,590)	(830)%
Income taxes	(87)	(133)	46	(35)%
(Loss) income for the period	$(39,302)	$5,242	$(44,544)	(850)%

Revenue

Revenue decreased by $40.6 million to $0.2 million in the three months ended September 30, 2019 compared to $40.8 million for the three months ended September 30, 2018.

The revenue recognized for the three months ended September 30, 2019 is due to continued development work of products to the third target nominated by GSK under the Collaboration and License Agreement. The development and license revenue for the three months ended September 30, 2018 was recognized due to the performance under the NY-ESO transition program and the PRAME development plan, which were completed in 2018.

Future revenues will depend on the progress of the third target program, the development of programs for additional targets, and GSK’s progress with the NY-ESO program, which are difficult to predict. We anticipate that the remaining $2.7 million of revenue from the $3.2 million received following nomination of the third target should be recognized by the end of 2020.

Research and Development Expenses

Research and development expenses increased by 26% to $29.6 million for the three months ended September 30, 2019 from $23.5 million for the three months ended September 30, 2018. The Company continues to review and prioritise clinical development projects and costs with the aim of focussing operations and prioritising recruitment in the ADP-A2M4 SPEARHEAD-1, ADP-A2M4CD8 SURPASS and ADP-A2AFP trials. The ADP-A2M10 program has been deprioritised and will cease enrolment shortly.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	September 30,
	2019	2018	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$15,465	$15,213	$252	2%
Subcontracted expenditure	9,528	8,637	891	10%
Manufacturing facility expenditure	1,877	1,379	498	36%
Accrued purchase commitments	5,000	—	5,000	NA
Share-based compensation expense	144	2,053	(1,909)	(93)%
Payments for in-process research and development	2,476	—	2,476	NA
Reimbursements for research and development tax and expenditure credits	(4,873)	(3,798)	(1,075)	28%
	$29,617	$23,484	$6,133	26%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $6.1 million for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

●	an increase of $0.9 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and subcontracted manufacturing costs. This is primarily driven by an increase in subcontracted clinical trial costs following the commencement of our SPEARHEAD and SURPASS clinical trials in the three months ended September 30, 2019
●	an increase in manufacturing facility expenditure of $0.5 million due to increased activity at our U.S. facility in Philadelphia and the development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, United Kingdom;
●	an increase of $5.0 million in accrued purchase commitments, which relate to the supply of the Dynabeads® CD3/CD28 technology. Management considers that there is sufficient uncertainty surrounding the utility of the Dynabeads, which is dependent upon current clinical trial plans, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the purchase commitment being recognized in Research and Development expenses in the period. Further details of the purchase commitment can be found in Note 11 of the Condensed Consolidated Financial Statements.
●	a decrease in share-based compensation expense of $1.9 million due to options forfeitures;
●	an increase of $2.5 million in payments for in-process research and development after entering into a collaboration agreement relating to the development of next-generation SPEAR T-cell products with Noile-Immune Biotech, Inc. on August 27, 2019; and

●	an increase in reimbursements for research and development tax and expenditure credits of $1.1 million due to an increased proportion of expenditure qualifying under the SME R&D Tax Credit Scheme.

Our subcontracted costs for the three months ended September 30, 2019 were $9.5 million, compared to $8.6 million in the same period of 2018. This includes $3.9 million of costs associated with our ADP-A2M10, ADP-A2M4, and ADP-A2AFP SPEAR T-cells and $5.6 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses increased by 4% to $10.7 million for the three months ended September 30, 2019 from $10.3 million in the same period in 2018. We continue to evaluate and review general administrative expenses with the aim of ensuring that operating efficiency continues to improve and focusing operations on the ongoing clinical programs.

Other Income (Expense), Net

Other income (expense), net was income of $0.3 million for the three months ended September 30, 2019 compared to an expense of $2.2 million for the three months ended September 30, 2018. Other expense, net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and on intercompany loans held in U.S. dollars by our U.K. subsidiary, other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable. Beginning on July 1, 2019, the intercompany loan will be considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive income (loss).

Income Taxes

Income taxes decreased to a charge of $87,000 for the three months ended September 30, 2019 from a charge of $133,000 for the three months ended September 30, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018, together with the changes to those items (in thousands).

	Nine months ended
	September 30,
	2019	2018	Increase/decrease
Development revenue	$394	$18,912	$(18,518)	(98)%
License revenue	—	39,114	(39,114)	(100)%
Total revenue	394	58,026	(57,632)	(99)%
Research and development expenses	(77,147)	(75,500)	(1,647)	2%
General and administrative expenses	(32,662)	(32,785)	123	(0)%
Total operating expenses	(109,809)	(108,285)	(1,524)	1%
Operating loss	(109,415)	(50,259)	(59,156)	118%
Interest income	2,324	1,805	519	29%
Other expense, net	(556)	(10,525)	9,969	(95)%
Loss before income taxes	(107,647)	(58,979)	(48,668)	83%
Income taxes	(154)	(362)	208	(57)%
Loss for the period	$(107,801)	$(59,341)	$(48,460)	82%

Revenue

Revenue decreased by $57.6 million to $0.4 million in the nine months ended September 30, 2019 compared to $58.0 million for the nine months ended September 30, 2018.

The revenue recognized for the nine months ended September 30, 2019 is due to the commencement of development of products to the third target nominated by GSK under the Collaboration and License Agreement. The development and license revenue for the nine months ended September 30, 2018 was recognized due to the PRAME development plan and performance under the NY-ESO transition program, which were completed in 2018.

Future revenues will depend on the progress of the development program for additional targets, and GSK’s progress with the NY-ESO program, which are difficult to predict. We anticipate that the remaining $2.7 million of revenue from the $3.2 million received following nomination of the third target will be recognized by the end of 2020.

Research and Development Expenses

Research and development expenses increased by 2% to $77.1 million for the nine months ended September 30, 2019 from $75.5 million for the nine months ended September 30, 2018. The Company continues to review and prioritise clinical development projects and costs with the aim of focussing operations and prioritising recruitment in the ADP-A2M4 SPEARHEAD-1, ADP-A2M4CD8 SURPASS and ADP-A2AFP trials. The ADP-A2M10 program has been deprioritised and will cease enrolment shortly.

Our research and development expenses comprise the following (in thousands):

	Nine months ended
	September 30,
	2019	2018	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$48,872	$45,809	$3,063	7%
Subcontracted expenditure	25,554	31,595	(6,041)	(19)%
Manufacturing facility expenditure	5,221	3,440	1,781	52%
Accrued purchase commitments	5,000	—	5,000	NA
Share-based compensation expense	2,951	6,338	(3,387)	(53)%
Payments for in-process research and development	4,463	—	4,463	NA
Reimbursements for research and development tax and expenditure credits	(14,914)	(11,682)	(3,232)	28%
	$77,147	$75,500	$1,647	2%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $1.6 million for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

●	an increase of $3.1 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs. The driver for these is the increase in the average number of employees engaged in research and development from 314 to 325.
●	a decrease of $6.0 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs, and subcontracted manufacturing costs. This was primarily driven by a decrease in subcontracted expenses and clinical trial costs due to the transfer of NY-ESO to GSK on July 23, 2018;
●	an increase in manufacturing facility expenditure of $1.8 million due to increased activity at our U.S. facility in Philadelphia and the development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, United Kingdom.

●	an increase of $5.0 million in accrued purchase commitments, which relate to the supply of the Dynabeads® CD3/CD28 technology. Management considers that there is sufficient uncertainty surrounding the utility of the Dynabeads, which is dependent upon current clinical study plans, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the purchase commitment being recognized in Research and Development expenses in the period. Further details of the purchase commitment can be found in Note 11 of the Condensed Consolidated Financial Statements.
●	a decrease in share-based compensation expense of $3.4 million due to option forfeitures;
●	an increase of $4.5 million in payments for in-process research and development after entering into collaboration agreements relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. on May 14, 2019 and with Noile-Immune Biotech, Inc. on August 27, 2019; and
●	an increase in reimbursements for research and development tax and expenditure credits of $3.2 million due to an increased proportion of expenditure qualifying under the SME R&D Tax Credit Scheme.

Our subcontracted costs for the nine months ended September 30, 2019 were $25.6 million, compared to $31.6 million in the same period of 2018. This includes $10.5 million of costs associated with our ADP-A2M10, ADP-A2M4, and ADP-A2AFP SPEAR T-cells and $15.1 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million to $32.7 million for the nine months ended September 30, 2019 from $32.8 million in the same period in 2018. We continue to evaluate and review general administrative expenses with the aim of ensuring that operating efficiency continues to improve and we are able to focus operations on the ongoing clinical programs.

Other Expense, Net

Other expense, net was an expense of $0.6 million for the nine months ended September 30, 2019 compared to an expense of $10.5 million for the nine months ended September 30, 2018. Other expense, net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and on intercompany loans held in U.S. dollars by our U.K. subsidiary, other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future. Beginning on July 1, 2019, the intercompany loan will be considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive income (loss).

Income taxes

Income taxes decreased to $154,000 for the nine months ended September 30, 2019 from a charge of $362,000 for the nine months ended September 30, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to September 30, 2019, we have raised:

●	$513.8 million, net of issuance costs, through the issuance of shares, including $99.7 million raised through a registered direct offering in September 2018;
●	$151.4 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;
●	$2.8 million of income in the form of government grants; and
●	$24.6 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of September 30, 2019, we had cash and cash equivalents of $39.4 million and Total Liquidity of $102.9 million. In addition, we also received $15.8 million of U.K. research and development tax credits in October 2019. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, through the third quarter of 2020.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of September 30, 2019, the Company had cash and cash equivalents of $39.4 million, marketable securities of $63.5 million, and stockholders’ equity of $147.7 million. During the nine months ended September 30, 2019, the Company incurred a net loss of $107.8 million, used cash of $100.0 million in its operating activities, and generated revenues of $0.4 million. The Company has incurred net losses in most periods since inception, and it expects to incur operating losses in future periods. When considered with the Company’s projected expenditure for the next 12 months, these factors raise substantial doubt about its ability to continue as a going concern for at least one year from the issuance of our condensed consolidated financial statements. If the Company does not have sufficient funding for the next 12 months, it might result in a significant reduction in its research and development activities or other operations.

The Company is considering obtaining additional capital (whether non-dilutive or dilutive). In addition, the Company continues to review and prioritize clinical development projects and costs with the aim of focusing operations on the ADP-A2M4 SPEARHEAD-1, ADP-A2M4CD8 SURPASS and ADP-A2AFP trials. Management believes that with additional funds and cost reductions, it will have sufficient capital to meet the Company’s operating expenses and obligations. While management believes the Company has the ability to raise additional funds, there is no assurance that such plans will be successful and therefore there is substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine months ended
	September 30,
	2019	2018
Net cash used in operating activities	$(99,979)	$(72,703)
Net cash provided by investing activities	71,262	34,954
Net cash provided by financing activities	366	102,586
Cash, cash equivalents and restricted cash	43,727	157,244

Operating Activities

Net cash used in operating activities increased by $27.3 million to $100.0 million for the nine months ended September 30, 2019 from $72.7 million for the nine months ended September 30, 2018. The increase in cash used in operations is primarily due to the receipt of $30.1 million from GSK in the nine months ended September 30, 2018, compared with $3.2 million received in the nine months ended September 30, 2019.

Net cash used in operating activities of $100.0 million for the nine months ended September 30, 2019 comprised a net loss of $107.8 million, a net cash outflow of $6.9 million from changes in operating assets and liabilities, offset by non-cash items of $14.7 million. The non-cash items consisted primarily of depreciation expense on plant and equipment of $5.4 million, share-based compensation expense of $8.5 million and unrealized foreign exchange losses of $0.5 million.

Investing Activities

Net cash provided by investing activities of $71.3 million and $35.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively consisted of:

●	purchases of property and equipment of $1.4 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively;
●	purchases of intangible assets of $1.0 million and $0.7 million primarily relating to development of internal-use software for the nine months ended September 30, 2019 and 2018, respectively; and
●	cash outflows from investment in marketable securities of $19.1 million and $75.5 million for the nine months ended September 30, 2019 and 2018, respectively, and cash inflows from maturity or redemption of marketable securities of $92.8 million and $115.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Financing Activities

Net cash from financing activities of $0.4 million and $102.6 million for the nine months ended September 30, 2019 and 2018, respectively, consisted of proceeds from share option exercises of $0.4 million and $2.9 million respectively, and proceeds from a registered direct offering in September 2018 of $99.7 million for the nine months ended September 30, 2018.

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

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$39,409	$68,379
Marketable securities	63,451	136,755
Total Liquidity	$102,860	$205,134

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

Alpine Immune Sciences, Inc. (“Alpine”)

On May 14, 2019, we entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine.

We paid an upfront exclusive license option fee of $2 million to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288 million may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2 million and the payments for ongoing research are recognized within Research and development. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

Noile-Immune Biotech, Inc. (“Noile-Immune”)

On August 26, 2019, we entered into a collaboration and license agreement relating to the development of next-generation SPEAR T-cell products with Noile-Immune.

An upfront exclusive license option fee of $2.5 million is payable to Noile-Immune in 2019. This has been recognized within Research and Development in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019. Under the agreement, development and commercialization milestone payments up to a maximum of $312 million may be payable if all possible targets are selected and milestones achieved. Noile-Immune would also receive mid-single-digit royalties on net sales of resulting products.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our quantitative and qualitative disclosures about market risk, see “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2018 Annual Report on Form 10-K. There have been no material changes in the six months ended September 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2019. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In January 2019, we adopted new guidance on lease recognition, which has been codified within Accounting Standard Codification Topic 842, Leases (“ASC 842”). As a consequence of the new guidance, management implemented several new internal controls, including controls to identify lease arrangements and to ensure that they are appropriately measured, in the quarter ended September 30, 2019.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2019, we were not a party to any material legal proceedings.

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

For the nine months ended September 30, 2019, the years ended December 31, 2018, 2017, 2016 and the six months ended December 31, 2015 and the year ended June 30, 2015, we incurred net losses of $107.8 million, $95.5 million, $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of September 30, 2019, we had accumulated losses of $426.3 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our SPEAR T-cells and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving GSK milestones (for both the NY-ESO program, the third SPEAR T-cell program and any future SPEAR T-cell programs under the GSK Collaboration and License Agreement) and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash or alternative funding.

Although our financial statements have been prepared on a going concern basis, our current liquidity position means we must obtain additional capital to fund our operations in order to continue as a going concern.

As of September 30, 2019, the Company had cash and cash equivalents of $39.4 million, marketable securities of $63.5 million, and stockholders’ equity of $147.7 million. During the nine months ended September 30, 2019, the Company incurred a net loss of $107.8 million, used cash of $100.0 million in its operating activities, and generated revenues of $0.4 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods. When considered with the Company’s projected expenditure for the next 12 months, these factors raise substantial doubt about its ability to continue as a going concern. Accordingly, we must obtain additional capital to continue funding planned operations. There is no assurance that the Company will be able to obtain sufficient additional capital to continue funding its operations or, if we do, that it will be on terms that are favourable to our shareholders. Any future fundraising is likely to be highly dilutive to our existing shareholders and may also divert our management from its day-to-day activities.

If the Company fails to obtain additional funding, it may be required to:

●	significantly reduce research and development activities or other operations in order to reduce ongoing expenditure. Any such reduction in research and development activities would impact the progress of ongoing clinical programs and delay our ability to bring products to market;
●	seek further third party alliances for existing assets at an earlier stage than would otherwise be desirable or on terms less favourable than might otherwise be available or seek a third party acquirer for the business; or
●	relinquish or license on unfavourable terms our rights to technologies or any product candidates we would otherwise seek to develop or commercialize ourselves.

If the Company fails to obtain additional funding, or in the event that the Company significantly reduces its ongoing expenditures and operations, this may result in an inability to retain key individuals required for our ongoing business and may result in a need to delay or halt ongoing clinical programs or change the nature and scope of such clinical programs.

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

As of September 30, 2019, we had $39.4 million of cash and cash equivalents and $63.5 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including for other general corporate purposes. Changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration (for example, nomination of further targets by GSK or changes to the third target program) or data seen in any of our clinical trials may cause us to increase our spending significantly faster than we currently anticipate. We will require additional capital for the further development and commercialization of our SPEAR T-cells in accordance with currently planned operations.

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

Development of a pharmaceutical or biologic therapy or product has inherent risks based on differences in patient population and responses to therapy and treatment. The mechanism of action and impact on other systems and tissues within the human body following administration of SPEAR T-cells is not completely understood, which means that we cannot predict the long-term effects of treatment with

SPEAR T-cells (whether by us or a collaborator). In addition, it is not possible for any pre-clinical safety package to completely identify all potential safety risks.

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

Since April 15, 2019, there were two SAE reports of severe prolonged pancytopenia with aplastic anemia (one patient receiving ADP-A2M4 and one patient receiving ADP-A2M10) considered by the investigator to be probably related to the SPEAR T-cells and to the lymphodepleting chemotherapy. Both of these patients died from complications of aplastic anemia. In another patient, there was one report of Grade 3 neurotoxicity considered by the investigator to be probably related to the ADP-A2M4 SPEAR T-cells and, in the same patient, a later grade 5 SAE of stroke that was considered by the investigator to be possibly related to the product. These reports were communicated to the FDA and we have responded to queries from the FDA in relation to these reports. All three patients received the highest lymphodepletion regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (1800 mg/m2/day) for 2 days). The protocols for all of our ADP-A2M4 and ADP-A2M10 trials have now been amended to mitigate the future risk of prolonged pancytopenia and stroke, including a reduction of the lymphodepletion regimen to a previously used regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days). In addition, patients with a prior history of stroke or central nervous system bleeding (or transient ischemic attack (TIA) or reversible ischemic neurologic deficit (RIND) within the prior 6 months of treatment) are now excluded. These protocol changes have been communicated to and acknowledged by the FDA. If further adverse events of a similar nature occur in patients, there is a risk that we or the FDA may impose a clinical hold until the adverse events are further evaluated or, alternatively, we or the FDA may suspend or require termination of these clinical trials.

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

In addition, there is no guarantee that our attempts to develop further SPEAR T-cells will result in candidates for which the safety and efficacy profiles enable progression to and through preclinical testing. Failure to identify further candidates for progression into preclinical testing and clinical programs will significantly impact our commercial returns, increase our reliance on the success of our existing SPEAR T-cell programs and may significantly harm our business, prospects, financial condition and results of operations. If resources become limited or if we fail to identify suitable target peptides, TCRs or affinity-enhanced TCRs, our ability to submit INDs for further SPEAR T-cells may be delayed or never realized, which would have a materially adverse effect on our business. We have multiple research projects ongoing both internally and with third parties, for example Universal Cells, Inc., Noile-Immune Biotech, Inc, Alpine Immune Sciences Inc and Bellicum, Inc. The outcomes of these research projects are uncertain and such research projects may or may not generate next generation SPEAR T-cells with profiles suitable for further development or progression into clinical trials.

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

Our and our collaborator’s clinical trials will compete with other clinical trials that are in the same therapeutic areas as our SPEAR T-cells, which will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, GSK is also opening T-cell therapy clinical trials in synovial sarcoma and MRCLS in the U.S. and European Union which could impact the number of sites available to us to run our trials and the number and types of patients in these indications available to us. Because the number of qualified clinical investigators is limited, we will conduct some of our clinical trials at the same clinical trial sites where competing trials are ongoing, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our SPEAR T-cells represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression. In addition, in relation to any indication, the standard of care for patients in that indication may change or further develop meaning that clinical sites are no longer prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. For example, the standard of care in melanoma changed during the course of our clinical trials in melanoma with the NY-ESO SPEAR T-cell and as a result the clinical trial was halted due to anticipated unavailability of patients. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a SPEAR T-cell through clinical trials.

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

Delays or failures in the manufacture of SPEAR T-cells (whether by us, any collaborator or our third party contract manufacturer) can result in a patient being unable to receive their SPEAR T-cells or a requirement to re-manufacture SPEAR T-cells which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

●	A failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure (including failure in the bags the Company uses to freeze), differences in patient material, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	A lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of SPEAR T-cells. Should the process be unreliable, the relevant regulatory agency (for example the FDA in the United States) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;
●	Variations in patient starting material resulting in less product than expected or product which is not viable or cannot be manufactured;
●	Product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example as a result of an import or export hold-up) or supplier error;
●	Inability to obtain manufacturing slots from third party contract manufacturers or to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture SPEAR T-cells for patients as and when those patients require manufacture;

●	Inability to procure starting materials or to manufacture starting materials (including at our UK vector facility), for example vector required for SPEAR T-cell manufacture;
●	Inability to procure manufacturing slots from third party manufacturers (whether for SPEAR T-cell manufacture or for starting materials manufacture, including vector) at all or on a timely basis. Even where manufacturing slots are agreed in advance with third party manufacturers we cannot guarantee they will not be delayed or cancelled or that any manufacturing process will be successful;
●	Loss of or close-down of any manufacturing facility used in the manufacture of SPEAR T-cells. For example, we will be manufacturing SPEAR T-cells at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for these SPEAR T-cells within the timescales required for ongoing clinical trials;
●	Loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started; and
●	A requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of patient SPEAR T-cells. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture.

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

There is a risk in any clinical trial (whether sponsored by us, a collaborator or investigator-initiated) that side effects from SPEAR T-cells will require a hold on, or termination of, clinical programs or further adjustments to clinical programs in order to progress any SPEAR T-cell. The SPEAR T-cells are novel and unproven and regulators will therefore require evidence that the SPEAR T-cells are safe before permitting clinical trials to commence and evidence that the SPEAR T-cells are safe and effective before granting any regulatory approval. In particular, because our SPEAR T-cells are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in each target indication. The SPEAR T-cell must demonstrate an acceptable benefit:risk profile in its intended patient population and for its intended use. The benefit:risk profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of the SPEAR T-cells may not be sufficient to obtain regulatory approval unless we or our collaborators can also show an adequate duration of response.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of SPEAR T-cells may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than might be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results. For example, in the ADP-A2M4 pilot clinical trial, RECIST responses were observed in patients with synovial sarcoma but not in patients with certain other indications.

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

Since April 15, 2019, there were two SAE reports of severe prolonged pancytopenia with aplastic anemia (one patient receiving ADP-A2M4 and one patient receiving ADP-A2M10) considered by the investigator to be probably related to the SPEAR T-cells and to the lymphodepleting chemotherapy. Both of these patients died from complications of aplastic anemia. In another patient, there was one report of Grade 3 neurotoxicity considered by the investigator to be probably related to the ADP-A2M4 SPEAR T-cells and, in the same patient, a later grade 5 SAE of stroke that was considered by the investigator to be possibly related to the product. These reports were communicated to the FDA and we have responded to queries from the FDA in relation to these reports. All three patients received the highest lymphodepletion regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (1800 mg/m2/day) for 2 days). The protocols for all of our ADP-A2M4 and ADP-A2M10 trials have now been amended to mitigate the future risk of prolonged pancytopenia and stroke, including a reduction of the lymphodepletion regimen to a previously used regimen (fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days). In addition, patients with a prior history of stroke or central nervous system bleeding (or transient ischemic attack (TIA) or reversible ischemic neurologic deficit (RIND) within the prior 6 months of treatment) are now excluded. These protocol changes have been communicated to and acknowledged by the FDA. If further adverse events of a similar nature occur in patients, there is a risk that we or the FDA may impose a clinical hold until the adverse events are further evaluated or, alternatively, we or the FDA may suspend or require termination of these clinical trials.

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

There can be no assurance that any SPEAR T-cell will be eligible for orphan drug designation in the United States or in other jurisdictions or that it will obtain orphan drug marketing exclusivity upon approval or that we or GSK will not lose orphan drug designation for ADP-A2M4 or the NY-ESO SPEAR T-cell. Inability to obtain orphan drug designation for a specific SPEAR T-cell or loss of such designation for ADP-A2M4 or the NY-ESO SPEAR T-cell in the future would prevent any ability to take advantage of the financial benefits associated with orphan drug designation and would preclude us from obtaining marketing exclusivity upon approval, if any. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. The extent of market exclusivity which is obtained may also be affected if the indication for any relevant registration or pivotal trial is narrower than the orphan designation granted. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Certain raw materials or precursor materials used in the manufacture and supply of our SPEAR T-cells may come from sole source or limited source suppliers. For example, there are currently a limited number of third party manufacturers within the United States that can supply us with our lentiviral delivery vector and ThermoFisher is currently the only supplier of the Dynabeads® CD3/CD28 technology. Should such suppliers be unable to supply or manufacture such raw materials or precursor materials either at all or within required timescales we may be unable to supply our SPEAR T-cells or such supply may be significantly delayed. Inability to obtain such raw materials or precursor materials may also necessitate changes in the manufacturing process used for supply of our SPEAR T-cells. Such changes to the manufacturing process may need to be developed internally or by a third party and may also require additional regulatory approvals to be obtained before they can be used for the manufacture and supply of our SPEAR T-cells for clinical trials.

In addition, we may focus manufacture of our SPEAR T-cells at a single manufacturing site, namely our Navy Yard facility. Should the Navy Yard facility be unable to manufacture our SPEAR T-cells for any reason, including natural disaster, contamination or for any regulatory reason, we may be unable to supply SPEAR T-cells for our clinical trials unless we can procure manufacture from a third party manufacturer. There is no assurance we will be able to procure manufacture from a third party manufacturer or that such manufacture will be provided within the timescales we require or at an acceptable price. Any change in manufacturer used to produce our SPEAR T-cells requires notification to regulatory authorities which can be time consuming. There is no assurance regulatory authorities will agree that any change in manufacturer is acceptable or that the processes used at such manufacturer are comparable to the processes previously used and additional evidence of comparability may be required.

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

In addition, we will rely on third parties to perform release tests on our SPEAR T-cells prior to delivery to patients. If these tests are not appropriately performed and test data is not reliable, patients could be put at risk of serious harm. For example, if the HLA testing is not accurate then a patient without the correct HLA-type could be provided with incompatible SPEAR T-cells and as a result such patient could suffer severe side effects or fatality.

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

The fees associated with such third-party licenses, including any associated up-front fees, milestone payments, and/or on-going royalty payments may be significant and may not be aligned with the value obtained by us from such licenses. For example, we may not be successful in commercializing any next-generation SPEAR T-cell products which incorporate licensed technology to offset any up-front or milestone payments we may have incurred in the development of such next-generation SPEAR T-cell products.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our Chief Executive Officer; Dr. Helen Tayton-Martin, our Chief Business Officer; William Bertrand, our Chief Operating Officer; and John Lunger, our Chief Patient Supply Officer. Michael Garone is serving as our Interim Chief Financial Officer. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. In particular, we are recruiting for a Chief Medical Officer and a permanent Chief Financial Officer. There is no guarantee that we will be able to secure candidates for either role on suitable timelines or at all and this may compromise our ability to progress our development and research programs in accordance with currently anticipated timelines.

To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees in the United Kingdom, these employment agreements provide for a mutual nine months’ notice period in the case of Dr. Tayton-Martin; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Rawcliffe, Mr. Bertrand and Mr. Lunger must provide 60 days’ written notice. This means that any of our employees in the United States, except for Mr. Rawcliffe, Mr. Bertrand and Mr. Lunger, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2019, we had 404 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other TCR-focused competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus, Atreca, Baylor College, Bellicum, BioNTech (with Eli Lilly), bluebird bio, Captain T cell, Celgene (with Immatics), Cellular Biomedicine Group Inc, Cell Medica Ltd, Cytovant Sciences, GigaMune, GSK, Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc. (with Ospedale San Raffaele), Juno Therapeutics, Kiromic, Kite Pharma (Gilead), Lion TCR LTD, MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics, PACT Pharma, Parker Institute, Refuge Biotechnologies Inc., Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR Cure, T-Cure, TCR x immunotherapies, T-Knife, Tmunity, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

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

The United Kingdom is currently negotiating the terms of its exit from the European Union (“Brexit”). In November 2018, the U.K. and the European Union agreed upon a draft withdrawal agreement (“Withdrawal Agreement”) that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade agreement to be agreed. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms and timing under which the U.K. will leave the European Union. On April 11, 2019, the European Council agreed at its Special Meeting to extend the UK’s departure date to October 31, 2019, and then on October 28, 2019, the European Council informally agreed to further extend the departure date to January 31, 2020, though this latest extension allows the UK to withdraw from the EU prior to January 31, 2020 if a transition agreement is ratified by both the UK Parliament and the European Parliament.

If no agreement can be reached and the U.K. leaves the European Union with no agreement (“hard Brexit”), there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets, the regulatory process in Europe and movement of goods and people between U.K. and European Union. The effects of Brexit will depend on whether the UK retains access to EU markets either during a transitional period or more permanently. Brexit could disrupt the single internal market principle, which ensures the free movement of goods, services and people between the UK and the EU, undermine bilateral cooperation in key policy areas and significantly disturb trade relationships between the UK and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace, amend or adopt.

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

Risks Related to Ownership of our American Depositary Shares (ADSs)

The market price and trading volume of our ADSs may be volatile.

Many factors may have a material adverse effect on the market price of the ADSs, including but not limited to:

●	the commencement, enrollment or results of our planned clinical trials;
●	the loss of any of our key scientific or management personnel;
●	announcements of the failure to obtain regulatory approvals or receipt of a complete response letter from the FDA;
●	announcements of undesirable restricted labeling indications or patient populations, or changes or delays in regulatory review processes;
●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws or regulations applicable to SPEAR T-cells;
●	any adverse changes to our relationship with licensors, manufacturers or suppliers;
●	the failure of our testing and clinical trials;
●	unanticipated safety concerns;
●	the failure to retain our existing, or obtain new, collaboration partners;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	the achievement of expected product sales and profitability;
●	the failure to obtain reimbursements for SPEAR T-cells, if approved for marketing, or price reductions;

●	manufacture, supply or distribution shortages;
●	actual or anticipated fluctuations in our operating results;
●	our cash position;
●	changes in financial estimates or recommendations by securities analysts;
●	potential acquisitions;
●	the trading volume of ADSs on the Nasdaq Global Select Market, or Nasdaq;
●	sales of our ADSs by us, our executive officers and directors or our shareholders in the future;
●	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
●	changes in accounting principles.

In addition, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the price of our ADSs to decline rapidly and unexpectedly. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management and other resources.

We may not be able to maintain compliance with the continued listing requirements of Nasdaq.

Our ADSs are listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price must not fall below $1.00 per ADS for 30 consecutive business days. In the event that it was necessary to regain compliance with this closing bid price requirement, we would be permitted 180 days in which to do so and would need to demonstrate that we had maintained a closing bid price of a minimum of $1.00 per ADS for 10 consecutive business days. In the event that we were unable to regain compliance during this initial 180 day period, or a possible further 180 day period, we may need to implement reverse stock splits or change the ratio of ADSs to ordinary shares or take other measures in order to regain compliance with this closing bid price requirement. If we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future and Nasdaq determines to delist our ADSs, the delisting could adversely affect the market liquidity of our ADSs and our ability to obtain financing to fund our operations.

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the price of the ADSs to decline and dilute shareholders.

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In addition, we have registered an aggregate of 151,248,916 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of September 30, 2019, an aggregate of 50,102,483 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

10.1**	Agreement dated as of September 30, 2019 by and between La Fosse Associates Limited and Adaptimmune, LLC.

10.2**	Agreement dated as of September 30, 2019 by and between La Fosse Associates Limited, GAR-1 Business Advisory Services and Adaptimmune, LLC.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and nine months ended September 30, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: November 6, 2019	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: November 6, 2019	/s/ Michael Garone
Michael Garone
Interim Chief Financial Officer