Form 10-K
period 2019-12-31
Adaptimmune Therapeutics PLC
filed 2020-02-27
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes ◻ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares, par value £0.001 per share, held by non-affiliates was approximately $348,548,767.

As of February 26, 2020 the number of outstanding ordinary shares, par value £0.001 per share, of the Registrant is 780,451,790.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

●	our ability to successfully advance our ADP-A2M4 (MAGE-A4), ADP-A2M4CD8 (MAGE-A4CD8) and ADP-A2AFP (AFP) products through clinical development and the timing within which we can recruit patients and treat patients in all of our clinical trials;
●	our ability to fund our operations and continue as a going concern;
●	our ability to successfully and reproducibly manufacture SPEAR T-cells and other cell therapies in order to meet patient demand;
●	our ability to further develop our commercial manufacturing process for our SPEAR T-cells and other cell therapies, transfer such commercial process to third party contract manufacturers, if required, and for such third party contract manufacturers or ourselves to manufacture SPEAR T-cells to the quality and on the timescales we require;
●	our ability to successfully advance our SPEAR T-cell technology platform, to improve the safety and effectiveness of our existing SPEAR T-cell candidates, to identify and develop new cell therapies and to submit Investigational New Drug Applications, or INDs, for new cell therapies;
●	the rate and degree of market acceptance of cell therapy generally, and of our particular cell therapies including our SPEAR T-cells;
●	government regulation and approval, including, but not limited to, the expected regulatory approval timelines for our SPEAR T-cells and the level of pricing and reimbursement for our SPEAR T-cells, if approved for marketing;
●	our ability to successfully commercialize any products;
●	the existence of any third-party patents preventing further development of any of our cell therapies, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us or our collaborators;
●	our ability to obtain granted patents covering our cell therapies and to enforce such patents against third parties;
●	volatility in equity markets in general, and in the biopharmaceutical sector in particular and our ability to maintain compliance with the Nasdaq Global Select Market closing bid price requirement;

●	fluctuations in the price of materials and bought-in components;
●	the scope and timing of performance of our ongoing collaborations with GlaxoSmithKline (“GSK”) and with Universal Cells Inc., a wholly owned subsidiary of Astellas Pharma, Inc. (“Universal Cells”);
●	our relationships with suppliers, contract manufacturing organizations or CROs and other third-party providers including fluctuations in the price of materials and services, ability to obtain reagents particularly where such reagents are only available from a single source, and performance of third party providers;
●	increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients into clinical trials;
●	claims for personal injury or death arising from the use of our cell therapies;
●	our ability to attract and retain qualified personnel; and
●	additional factors that are not known to us at this time.

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

Item 1.   Business

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors.

Our proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables us to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”) against those targets, and produce therapeutic candidates (“SPEAR T-cells”) for administration to patients. Using our affinity engineered TCRs, we aim to become the first company to have a TCR T-cell approved for the treatment of a solid tumor indication. We have clinical trials ongoing with our wholly-owned ADP-A2M4, ADP-A2M4CD8 (the “SURPASS” trial), each targeting the MAGE-A4 antigen, and ADP-A2AFP SPEAR T-cells targeting the AFP cancer antigen in a total of ten solid tumor types including non-small cell lung cancer (“NSCLC”), head and neck cancer, ovarian, urothelial, melanoma, hepatocellular, esophageal, gastric, synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) cancers. Current data provide an encouraging demonstration of the potential of our SPEAR T-cell platform across multiple targets and a range of solid tumors:

ADP-A2M4—Multiple Indications: A Phase 1 clinical trial is ongoing in urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS. RECIST responses have been reported in patients with synovial sarcoma and head and neck cancer. A radiation sub-study under this Phase 1 clinical trial is continuing with a partial response being seen in the first patient treated. A Phase 2 clinical trial has been initiated in synovial sarcoma and MRCLS indications. In addition, planning is ongoing for initiation of a clinical trial combining ADP-A2M4 with a PD-1 / PD-L1 pathway inhibitor in 2020.

ADP-A2AFP - Hepatocellular Carcinoma: We continue dosing patients in our Phase 1, open-label, dose-escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma, or HCC. Patients are being treated with target doses of 5 billion SPEAR T-cells (range 1.2 to 6 billion) and the first patient treated at this target dose achieved a partial response.

ADP-A2M4CD8—SURPASS Trial: Enrollment has started in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. A partial response was reported in the first patient treated.

A fourth SPEAR T-cell, the NY-ESO SPEAR T-cell, was transitioned to GlaxoSmithKline (“GSK”) in 2018, following GSK’s exercise of its option to obtain an exclusive global license to the NY-ESO SPEAR T-cell program in September 2017.

We have our own manufacturing facility in the United States that manufactures SPEAR T-cells to treat patients across a broad range of solid tumors. We also have our own dedicated vector manufacturing in the United Kingdom which, together with our US manufacturing facility, will enable us to continue improving the effectiveness and patient experience associated with our cell therapies.

We continue to develop our preclinical pipeline of new cell therapies, including SPEAR T-cells, CAR-Ts and novel HLA independent TCR (“HiT”) therapies to both new targets and to existing targets towards further HLA types. As part of this research and development, we are developing next generation and combination approaches to enhance our cell therapies. These are being developed internally and in collaboration with third parties including Alpine Immune Sciences (“Alpine”) and Noile-Immune Biotech Inc. (“Noile-Immune”).

We have also developed an allogeneic platform for “off-the-shelf” cell immunotherapies, including CAR-T and TCR T-cells. On January 13, 2020, we entered into an agreement with Universal Cells Inc. (“Universal Cells”), a wholly-owned subsidiary of Astellas Pharma Inc., for the co-development and co-commercialization of stem-cell derived allogeneic CAR-T and TCR T-cell therapies. The agreement covers the co-development and co-commercialization of up to three T-cell therapies and combines Universal Cells’ donor cell gene editing platform and our stem-cell derived allogeneic T-cell platform. Universal Cells also has the right to select two targets and develop allogeneic cell therapy candidates independently. This agreement follows collaboration with Universal Cells Inc. since 2015 on the development of gene-edited induced pluripotent stem cells (iPSCs), for which Adaptimmune has the exclusive rights to develop and commercialize resulting T-cell therapy products using its proprietary process for generating T-cells from iPSCs.

Business Strategy

Building on our leadership position with T-cell therapies in solid tumor indications, our strategic objective is to be a world leader in designing and delivering cell therapies that transform the lives of people with cancer. We have an ambition to have the first TCR T-cell therapy approved for a solid tumor indication. In order to achieve our objectives, we are focused on the following:

Progressing our T-cell therapies through research and development. We continue to advance our T-cell therapies through development including our SPEAR T-cells which are in clinical trials in multiple tumor indications.  In research, we are developing new cell therapies which we aim to advance into clinical trials, to treat different indications and patient populations, on completion of pre-clinical testing. For example, we are generating SPEAR T-cells, CAR-T and HLA independent TCR T-cells (“HiT”) against multiple tumor indications.

Advancing our cell therapies towards commercialization. Depending on data from Phase 1 clinical trials, we will rapidly progress clinical candidates through clinical trials and towards commercialization. For example, our ADP-A2M4 therapy is in a Phase 2 clinical trial, called SPEARHEAD-1, in North America, Canada, UK and the European Union for the treatment of patients with synovial sarcoma and MRCLS. Depending on the data obtained, we aim to progress quickly towards commercialization of ADP-A2M4 in these indications. Planning for commercialization of this therapy is in progress.

Continuing to develop ‘off-the-shelf’ cell immunotherapies. We are progressing with our allogeneic (or ‘off the shelf’) platform for the development of cell therapies, both internally and in collaboration with partners. We believe, using an “off-the-shelf” product will be transformative for patients. The platform is being developed to facilitate manufacture of multiple cell therapy products including TCR T-cells, CAR-T cells and other cell therapies.

Continuing to develop next-generation and combination approaches to further enhance our cell therapies. We continue to evaluate and work to understand the tumor micro-environment and the mechanism of action of our cell therapies in order to enhance them. We will continue to progress these approaches internally and through multiple external collaborations including those with Alpine and Noile-Immune. These approaches include next generation approaches like ADP-A2M4CD8, currently in the SURPASS Phase 1 trial, for which the aim is to increase cytokine release and SPEAR T-cell potency, as well as combination approaches like our intended combination trial with a PD-1/ PD-L1 pathway inhibitor.

Continuing to improve our manufacturing and patient supply processes to optimize how we deliver our cell therapies to patients. We are continuing to enhance our T-cell and vector manufacturing processes at all stages of the process. Improvements may enhance the end cell therapy product and reduce overall turnaround time, all of which will enable us to treat patients quicker and more effectively.

Building an integrated cell therapy company capable of delivering our cell therapies to patients. We continue to build and develop our capabilities as an integrated cell therapy company across all activities required for researching, developing, manufacturing, supplying and commercializing our cell therapies. Having a fully integrated capability across all these areas enables flexibility and control.

Expanding our intellectual property portfolio. We intend to continue building on our technology platform, comprising intellectual property, proprietary methods and know-how in the field of cell therapies. These assets form the foundation for our ability to strengthen our product pipeline and to defend and expand our position as a leader in the field of cell therapies.

Our Cell Therapies

The Immune System and T-cells

The immune system plays an important role in targeting and destroying cancer cells. Specifically, T-cells, which are a type of white blood cell, and their receptors create a natural system that is designed to scan the body for diseased cells. In general, cells process proteins internally and then convert these proteins into peptide fragments which are then presented on the cell surface by a protein complex called the Human Leukocyte Antigen, or HLA. T-cells naturally scan all other cells in the body for the presence of abnormal peptide fragments, such as those generated from infectious agents. Recognition of this peptide-HLA complex takes place through the TCR expressed on the T-cells. However, binding of naturally occurring TCRs to cancer targets tends to be very poor because cancer proteins appear very similar to naturally occurring proteins on healthy cells.

Target Identification and Validation

Before developing any engineered T-cell therapy, it is important to identify and validate a suitable target cancer peptide or protein. The target must be expressed primarily only on the cancer cells of interest and with expression in normal non-cancerous tissue only where a risk to the patient would be deemed acceptable. Careful validation and identification of targets is important to ensuring that any engineered cell therapy is specific to the targeted cancer and does not bind to the same target on non-cancer cells, or that the receptor in the cell therapy does not recognize a similar peptide or protein derived in normal cells. Our target identification platform is focused on three approaches. First, we are using our platform to validate cancer testis antigens, for example the MAGE-A4 antigen. Second, we are using our platform to identify non-cancer testis antigens which are closely related to a specific disease indication, for example the AFP antigen. Finally, we are identifying intracellular targets in the context of different HLA types or extracellular cell surface targets for HLA-independent constructs ensuring that we can address a broader patient population either across multiple HLA types or without HLA restriction, respectively.

Engineering of T-cells

Following identification of a suitable target peptide, we identify TCRs or other cell therapy receptors (for example CAR) that are capable of binding to that target peptide or protein. We then engineer and optimize those identified receptors to enhance and optimize their ability to recognize and bind to the cancer targets, thereby enabling a highly targeted immunotherapy which complements a patient’s immune system. The optimized cell therapy then undergoes extensive preclinical safety testing prior to administration to patients. Our SPEAR T-cell platform technology which utilizes affinity engineered TCRs enables us to develop a pipeline of targets and TCR therapeutic candidates that we believe may be effective in a variety of cancer types that are unresponsive to currently available and experimental therapies. We have three wholly owned SPEAR T-cells currently in clinical trials (ADP-A2M4CD8, ADP-A2M4 and ADP-A2AFP) and a pipeline of SPEAR T-cells and other cell therapies in development, including SPEAR T-cells directed to peptides expressed in the context of different HLA-types.

Other cell therapies being developed include CAR T-cells where a CAR (Chimeric Antigen Receptor) is engineered to recognize proteins expressed on the surface of the cancer cells to enable the T-cells to be directed to and to recognize those cancer cells and HLA-independent TCRs (HiTs) which are able to recognize cell surface antigens expressed by cancer cells independently of HLA.

Administration to Patients

The current process for treating a patient with our cell therapies involves extracting the patient’s T-cells and then combining the extracted cells with our delivery system containing the gene for our engineered cell therapy, through a process known as transduction. Our delivery system uses a type of self-inactivating (SIN) virus, known as SIN-lentivirus, to transduce the patient’s T-cells (“lentiviral vector”). The transduced T-cells are then expanded and infused back into the patient. When these T-cells encounter a recognized peptide or protein, they multiply and initiate the destruction of the targeted cancer cells.

Our Wholly Owned Clinical Product Pipeline

* Site specific protocol amendment with MD Anderson Cancer Center

** Bladder, Melanoma, Head & Neck, Ovarian, NSCLC, Esophageal, Gastric, Synovial sarcoma, MRCLS (myxoid/round cell liposarcoma)

ADP-A2M4—Multiple Indications: Clinical trials are ongoing with our ADP-A2M4 SPEAR T-cell in multiple indications. In addition, planning is ongoing for initiation of a clinical trial combining ADP-A2M4 with a PD-1 / PD-L1 pathway inhibitor in 2020.

●	A Phase 1 clinical trial in multiple tumor indications, namely urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS completed enrollment in early 2020.
o	As of October 23, 2019, data from 14 evaluable patients with synovial sarcoma treated in the expansion phase of this trial demonstrated an overall response rate of 50% (including both confirmed and unconfirmed partial responses (PRs)). 13 out of 14 evaluable patients had evidence of disease control (with best overall responses of partial response (7 patients) or stable disease (6 patients)). A clinical update was provided at the Connective Tissue Oncology Society in November 2019.
o	Beyond synovial sarcoma tumor shrinkage has been observed in patients with melanoma and ovarian cancers and a partial response was reported in a head and neck cancer patient.
●	A Phase 2 clinical trial has been initiated in synovial sarcoma and MRCLS (“Spearhead -1”). The trial will take place at sites in the United States, Canada and Europe. The trial will include up to 60 patients at a selected dose of up to 10 billion transduced ADP-A2M4 SPEAR T-cells. Primary responses will be assessed by overall response rate by RECIST v1.1 (“Response Evaluation Criteria In Solid Tumors v1.1”). The lymphodepletion regimen will be fludarabine (30 mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days.
●	A radiation sub-study under the Phase 1 clinical trial is continuing at the MD Anderson Cancer Center. The sub-study will treat up to 10 patients and has a primary endpoint of safety, with RECIST v1.1 responses being a secondary endpoint. The radiation is a low dose radiation and is administered to lesions or isocenters prior to lymphodepletion.

ADP-A2AFP - Hepatocellular Carcinoma: We continue dosing patients in our Phase 1, open-label, dose-escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma, or HCC. The trial is open in the United States, United Kingdom and the European Union. Patients are now enrolling in Cohort 3 and are being treated with target doses of 5 billion SPEAR T-cells (range 1.2 to 6 billion). The first patient treated in this cohort had a confirmed PR (decrease of 100% in target lesions). Most adverse events to date are consistent with those typically experienced by cancer patients undergoing cytotoxic chemotherapy or other cancer immunotherapies.

ADP-A2M4CD8—SURPASS Trial: Enrollment has started in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. The SURPASS trial will enroll up to 30 patients across multiple solid tumor indications. Similar to our other trials, the SURPASS trial will include dose escalation. Unlike the other trials, the stagger between patients will be shorter and the starting dose in the first cohort will be 0.8 to 1.2 billion SPEAR T-cells, instead of 100 million SPEAR T-cells, as was previously the case. Each dose cohort will enroll three patients and can be expanded to six patients if a dose limiting toxicity occurs. After dose escalation is complete, there is an Expansion Phase with doses up to 10 billion cells. The lymphodepletion regimen will be fludarabine (30 mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days. A partial response was reported in the first patient treated.

ADP-A2M10: Two Phase 1 clinical trials were conducted with ADP-A2M10 for the treatment of (i) NSCLC, and (ii) urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. Enrollment in these trials closed as planned in 2019.

NY-ESO SPEAR T-cell Therapy (transitioned to GSK)

A fourth SPEAR T-cell, the NY-ESO SPEAR T-cell, was transitioned to GlaxoSmithKline (“GSK”) in 2018, following GSK’s exercise of its option to obtain an exclusive global license to the NY-ESO SPEAR T-cell program in September 2017. GSK has assumed full responsibility for all development, manufacturing and commercialization activities for the NY-ESO SPEAR T-cell, including progression of this SPEAR T-cell into further clinical trials. Under the ongoing Collaboration and License Agreement with GSK, a third target program remains ongoing. GSK is currently entitled to nominate a fourth target program and, upon satisfying other conditions, may have the right to nominate a fifth program under the GSK Collaboration and License Agreement, in each case excluding our ongoing wholly-owned development programs.

Preclinical candidates and next generation technology

We continue to progress development of new SPEAR T-cells and other cell therapies including HLA-independent TCRs (HiTs) and CAR-Ts directed to new targets and to targets expressed in the context of HLA-types other than HLA-A2. As part of our preclinical development we also have multiple development programs ongoing both internally and with third party collaborators to develop various approaches to enhance our cell therapy products.

Allogeneic iPSC platform

We are looking to develop our SPEAR, CAR and HiT candidates in T-cells that are universally applicable to all patients by developing gene-edited inducible pluripotent stem cells (iPSC) differentiated to T-cells by our in-house proprietary process. These “off-the shelf cells” are being developed to overcome the current limitation of autologous therapies that need to be manufactured specifically for each patient and donor-derived T-cells which may need repeated infusions. The enhanced T-cell technology being developed involves selective engineering for the removal of certain cell surface proteins (for example, Human Leukocyte Antigen (“HLA”) molecules) and the addition of our receptor candidates, without the use of nucleases, to develop these T-cell products. If successful, this will enable us to treat our patients with an off-the-shelf cell therapy product

Manufacturing Platform Development

Manufacturing Capability

We have our own SPEAR T-cell manufacturing capability at the Navy Yard in Philadelphia, Pennsylvania which is capable of manufacturing all of our wholly owned assets across a range of solid tumors. The Navy Yard facility is currently able to produce SPEAR T-cell product for up to 10 patients per month. With further investment the facility could treat over 1,000 patients per year. We also have the ability to use third party contract manufacturing if required to increase capacity.

We have our own dedicated vector manufacturing capability in the United Kingdom, within the Catapult Cell and Gene Therapy Manufacturing Centre in Stevenage, which is now able to produce vector for our Phase 1 clinical trials. The first batch of GMP vector was completed in Q4 of 2019 and is pending final quality release testing. Control of our own end-to-end manufacturing process (including vector, T-cell and analytical quality control testing) enables us to improve and further develop our processes for manufacture of our cell therapies. We continue to work with our third-party vector manufacturer for supply of vectors to support our ongoing clinical trials.

Manufacturing Improvements

We have the goal of reducing the time between apheresis of a patient and return of affinity enhanced SPEAR T-cells back to the patient. We have made a number of changes to our current SPEAR T-cell manufacturing process and are continuing to make changes. We are now able to manufacture SPEAR T-cells with a 25-day processing time and we continue to optimize further. The combination of integrated manufacturing capability with continuing process development enables us to continue to be a leader in cell therapy manufacture.

Core Alliances and Collaborations

Universal Cells Co-development Collaboration Agreement

On January 13, 2020, Adaptimmune Therapeutics plc (the “Company” or “Adaptimmune”) entered into a Co-development and Co-commercialization agreement (“Agreement”) with Universal Cells, Inc., a wholly-owned subsidiary of Astellas Pharma Inc (“Universal Cells”).

Under the Agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Universal Cells will fund co-development up until completion of a Phase 1 trial for products directed to such target. Upon completion of the Phase 1 trial for a product, Universal Cells and Adaptimmune will elect whether to progress with co-development and co-commercialization of such product, or to allow the other party to pursue the candidate independently.

If the parties progress with co-development and co-commercialization of a product, then each party will grant the other party a co-exclusive license to co-develop and co-commercialize such product in the field of T-cell therapy. If a product is developed solely by one party, then the other party will grant to the continuing party an exclusive license to develop and commercialize such product in the field of T-cell therapy.

In addition, Universal Cells is also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Universal Cells. Universal Cells will have sole rights to develop and commercialize products directed against such products.

Under the terms of the agreement, Adaptimmune may receive up to $897.5 million in payments, including:

●	An upfront payment of $50 million.

●	Development milestones of up to $73.75 million for each co-developed and co-commercialized product
●	Development milestones of up to $147.5 million per product and up to $110 million in sales milestones for products developed unilaterally by Universal Cells.

In addition, Adaptimmune will receive research funding of up to $7.5 million per year and tiered royalties on net sales in the mid-single to mid-teen digits.

Under the terms of the Agreement and in consideration for rights under certain contributed Universal Cells technology for a product unilaterally developed by Adaptimmune, Universal Cells may receive up to $552.5 million, including up to $147.5 million in milestone payments per product and up to $110 million in sales milestones for products developed unilaterally by Adaptimmune. In addition, Universal Cells will receive tiered royalties on net sales in the mid-single to mid-teen digits.

To the extent that Universal Cells and Adaptimmune co-develop and co-commercialize any product, the parties will share equally all worldwide costs and profits. Further details governing the parties’ co-commercialization will be articulated in a product-specific commercialization agreement.

Either party can terminate the Agreement in the event of material breach or insolvency of the other party. Universal Cells can terminate the Agreement for convenience in its entirety or partly in relation to any targets and products directed to such targets. Adaptimmune can terminate the Agreement for convenience in relation to any target it is unilaterally developing and to products directed to such target.

In addition to the Agreement, the parties have also made amendments to the pre-existing agreement between Universal Cells, Inc. and Adaptimmune which was announced on December 1, 2015. The pre-existing agreement relates to the use of Universal Cells gene editing and HLA-editing technology in the context of the development of our own allogeneic T-cell therapies. The amendments relate primarily to changes to the development plan agreed between the parties and the pre-existing agreement has been amended and re-stated as at January 13, 2020 as a result of the changes agreed. Adaptimmune retains exclusive rights in the T-cell field under the agreement.

GSK Collaboration and License Agreement

We entered into the GSK Collaboration and License Agreement regarding the development, manufacture and commercialization of TCR therapeutic candidates in May 2014. The collaboration is for up to five programs. The first program was the NY-ESO SPEAR T-cell program, in relation to which GSK has now exercised its option to take an exclusive license. The second program related to development of a SPEAR T-cell to a peptide derived from the PRAME antigen. This program has now completed. The third target program with GSK remains ongoing.

Under the terms of the GSK Collaboration and License Agreement, the Company may be entitled to:

●	development milestones of up to £18 million ($23 million) per product and HLA-type for the NY-ESO Program and up to £21.5 million ($27.3 million) per product and HLA-type for other programs (including the third target program);
●	regulatory milestones of up to £36 million ($45.7 million) per product and HLA-type for the NY-ESO program and up to £40 million ($50.8 million) per product and HLA-type for other programs (including the third target program); and
●	commercialization milestones upon the first commercial sale of a product of up to £70.5 million ($89.5 million) per product and HLA-type for the NY-ESO Program and up to £80 million ($101.5 million) per product and HLA-type for other programs (including the third target program).

The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition, for any program, multiple products may be developed in the context of different HLA-types. As of December 31, 2019, we had achieved development milestones of $69.6 million.

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

On September 7, 2017, we announced that GSK had exercised its exclusive option for the NY-ESO SPEAR T-cell program. Transition of the program to GSK occurred during 2018. GSK has now assumed full responsibility for the NY-ESO SPEAR T-cell program including any ongoing clinical trials. As a result of the option exercise, Adaptimmune received £48 million (approximately $61 million) from GSK over the course of the transition period. This included development milestones of £18 million (approximately $23 million) and an option payment of £30 million (approximately $38 million), which also allows GSK to nominate two additional targets following completion of the transition. Successful continuation of development and subsequent commercialization of NY-ESO would trigger additional payments for development milestones, tiered sales milestones, and mid-single to low double-digit royalties on worldwide net sales.

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

Preclinical and Clinical Collaborations

We have third party collaborations in place with Noile-Immune, Alpine Immune Sciences and Bellicum.

With Alpine, we are collaborating to develop next-generation SPEAR T-cell products that incorporate Alpine’s secreted and transmembrane immunomodulatory protein technology. The collaboration agreement was announced in May 2019, and we believe that the Alpine technology will complement our existing internal next generation technology and enhance anti-tumor potential through engagement of further rapid and flexible immunomodulatory mechanisms. In the Noile-Immune collaboration, announced in August 2019, we will co-develop next-generation SPEAR T-cell products, incorporating Noile-Immune’s PRIME (proliferation inducing and migration enhancing) technology, based upon co-expression of IL-7 and CCL19. Under the Bellicum collaboration we are evaluating Bellicum’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with our SPEAR T-cells for the potential to create enhanced T-cell therapeutics.

We also have a strategic alliance agreement with the MD Anderson Cancer Center which covers both the conduct of certain clinical trials for our SPEAR T-cell therapies and also certain pre-clinical research work.

Intellectual Property

We actively seek to protect the intellectual property and proprietary technology that we believe is important to our business, including seeking, maintaining, enforcing and defending patent rights for our SPEAR T-cells and processes, whether developed internally or licensed from third parties. Our success will depend on our ability to obtain and maintain patent and other protection including data/market exclusivity for our cell therapies, manufacturing and platform technology, preserve the confidentiality of our know-how and trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. See “Risk Factors—Risks Related to Our Intellectual Property.”

Our policy is to seek to protect our proprietary position generally by filing an initial priority filing at the U.K. Intellectual Property Office (“UKIPO”) and/or the U.S. Patent Trademark Office (“USPTO”). This is followed by the filing of a patent application under the Patent Co-operation Treaty claiming priority from the initial application(s) and then application for patent grant in, for example, the United States, Europe (including major European territories), Japan, Australia, New Zealand, India and Canada. In each case, we determine the strategy and territories required after discussion with our patent professionals to ensure that we obtain relevant coverage in territories that are commercially important to us and reflect the scope of cell therapies being developed. We will additionally rely on data exclusivity, market exclusivity and patent term extensions when available, including as relevant exclusivity through orphan or pediatric drug designation. We also rely on trade secrets and know-how relating to our underlying platform technologies, manufacturing processes and pre-clinical candidates.

As of December 31, 2019 we owned or jointly owned approximately 143 granted patents (of which 20 are U.S.-issued patents) and 172 pending patent applications (of which 37 are U.S. National patent applications).

Product Patent families

ADP-A2AFP - We own a patent application covering the composition of matter of ADP-A2AFP. The patent application claims are primarily directed to the engineered TCR therapeutic candidate, the use of the ADP-A2AFP therapy and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. An initial priority patent application was filed in the UKIPO and a patent application under the applicable Patent Co-operation Treaty has since been filed claiming priority from that United Kingdom patent application. National applications have been filed in all commercially relevant territories and claims have been allowed in Europe and the US. We expect any composition of matter patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).

ADP-A2M4 - We own 3 patent applications covering the composition of matter of ADP-A2M4 and other related TCRs and T-cell therapies. The patent application claims are primarily directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. Patent applications have also been filed in relation to the use of ADP-A2M4 in combination with PD-L1/PD-1 inhibitors. The initial priority patent applications were filed in the UKIPO and patent applications under the applicable Patent Co-operation Treaty have since been filed claiming priority from that United Kingdom patent application. National applications have been filed in all commercially relevant territories. We expect any composition of matter patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037-2039 (worldwide, excluding possible patent term extensions).

ADP-A2M4CD8 – We own a patent application covering the composition of matter of ADP-A2M4CD8 and other related TCR T-cell therapies. The patent application claims are directed to the engineered TCR therapeutic candidate in combination with the CD8 next generation technology. The initial priority patent applications were filed in the UKIPO and patent applications under the applicable Patent Co-operation Treaty have since been filed claiming priority from that United Kingdom patent application. We expect any composition of matter patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037-2039 (worldwide, excluding possible patent term extensions).

ADP-A2M10 - We own patent applications covering the composition of matter of ADP-A2M10. The patent application claims are directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. An initial priority patent application was filed in the United Kingdom Intellectual Property Office (“UKIPO”) and a patent application under the applicable Patent Co-operation Treaty has since been filed claiming priority from that United Kingdom patent application. National applications have been filed in all commercially relevant territories. We expect any composition of matter patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions).

We also have product patent applications filed in relation to our new cell therapy candidates including candidates to new targets and our new HLA-independent T-cell therapies (HiTs).

Platform Technology

We own a number of platform technology patents and patent applications which are directed to certain aspects of the process that we use to engineer our SPEAR TCRs and other cell therapies. These are owned jointly with Immunocore Limited, with whom we have historically had a shared development history.

Novel targets - We have filed 29 patent applications under the Patent Cooperation Treaty which cover peptides expressed on the tumor cell surface and the TCRs which recognize them. The applications as filed cover 872 peptides from 63 different target proteins. National applications have been filed in all commercially relevant territories.

TCR libraries - We have filed 10 patent applications which cover large libraries of TCR genes which we have generated and the method of their generation: these act as proprietary sources for screening for TCRs, which are the starting points for affinity engineering into clinical candidates. National applications have been filed in all commercially relevant territories

Di-sulphide bond - patents directed to the di-sulphide bond stabilization technique required to solubilize TCRs for isolation, characterization and validation have been issued in major territories including Australia, Canada, China, major European territories (including the United Kingdom, France, Germany, Spain and Italy), India, Hong Kong, Japan, the United States and South Africa and are expected to expire beginning in 2022.

Phage Display technology - Patents have also been granted in relation to our phage display approach for receptor development and are expected to expire beginning in 2023 if the appropriate maintenance, renewal, annuity, or other governmental fees are paid. The priority patent application was filed in 2002 and patents are now granted in the United States, Australia, Canada, China, major European territories (including the United Kingdom, France, Germany, Spain and Italy), Japan, South Africa, India, Norway and New Zealand.

We also have an issued patent directed to a method for increasing the affinity of given TCRs to a target peptide. (expected to expire in 2025) and patent applications directed to decreasing off-target reactivity and selection for the affinity-enhanced TCRs.

Manufacturing Process Patents and Patent Applications

We have trade secrets and patent applications relating to the manufacture of our cell therapies. For example, we have filed patent applications in commercially relevant territories, which claim priority from initial priority patent applications filed at the USPTO and UKIPO, which are directed to a particular modification to the lentiviral vector technology. We believe this modification enhances the safety profile of the lentiviral vector technology. This has been granted in the United States and allowed in Europe. Further patent applications have been filed on the manufacturing and quality control of our products.

Preclinical and Next Generation Approaches

We have 4 patent applications filed covering a range of next generation technology approaches and/or combination approaches.

Allogeneic iPSC platform approaches

We have filed a number of patent applications covering our proprietary iPSC stem cell differentiation technology which enables the differentiation of stem cells into T-cells which can then be administered to patients. The patent applications are primarily directed to the various stages required for the differentiation of the iPSC stem cells into different cell line types including NK cells, NKT cells, macrophages, dendritic cells, alphabeta T-cells, and gammadelta T-cells.

Third-Party Intellectual Property Rights

We have a non-exclusive license from ThermoFisher Inc. under certain of its intellectual property rights covering its Dynabeads® CD3/CD28 technology. This technology is used in our manufacturing process to isolate, activate and expand patient T-cells. We also have a supply agreement which runs until December 31, 2025 under which we are required to purchase CD3/CD28 magnetic bead product. See “Risk Factors—Risks Related to Our Reliance Upon Third Parties—We rely heavily on ThermoFisher and the technology we license from them.”

Third-party patents do exist that purport to cover some of our current lentiviral vectors/systems or our process for manufacture. However, the majority of these patents will expire prior to any commercial supply by us of any cell therapies and we do not currently require a license. Whether licenses are required under any remaining third-party patents or other third-party patents depends on what steps we take going forward in relation to our lentiviral transduction process and manufacturing process including our allogeneic manufacturing and differentiation process. We may, however, need to negotiate a license under any remaining third party patents or develop alternative strategies for dealing with any remaining third party patents if licenses are not available on commercially acceptable terms or at all.

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

Immunotherapy is an active area of research and a number of immune-related products have been identified in recent years that are alleged to modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T-cell activation. More recently, bi-specific antibodies and checkpoint inhibitors (for instance PD-1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer target, or in some cases peptide-HLA complex (so-called “TCR mimics”), and link to the CD3 molecule of T cells, thus bringing both cancer cells and T cells into close proximity to maximize the chance of T-cell binding and hence an immune response to the cancer cells. Checkpoint inhibitors, on the other hand work by targeting receptors that inhibit T-cell effectiveness and proliferation and essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody-drug complexes, TCR-mimic antibodies, oncolytic viruses, cancer vaccines. A variety of cell-based autologous and allogeneic (“off-the-shelf”) approaches are also being researched and developed, including but not limited to: CAR-T cell, TCR T-cell, GammaDelta T-cell, CAR-NK cell, NK cell, NKT cell and CTL.

●	CAR-T in hematological malignancies: Engineered T-cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the U.S. Food and Drug Administration (“FDA”) Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the European Medicines Agency (EMA) in the European Union. More recently, Kymriah™ has been approved by the MHLW in Japan. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Arcellx, Atara Bio, Autolus, Baylor College of Medicine, bluebird bio, CASI Pharmaceuticals, Celyad, Celgene (now part of Bristol-Myers Squibb), Cellectis, CRISPR Therapeutics, Fate Therapeutics, Janssen (JNJ with Nanjing Legend), Juno Therapeutics (a Bristol-Myers Squibb company), Kite Pharma (Gilead), Linea Rx, Mustang Bio, Novartis, Precigen, Refuge Biotechnologies Inc., Servier, Sorrento Therapeutics, Xenetic Biosciences, Xyphos (a wholly-owned subsidiary of Astellas) and Ziopharm Oncology.
●	CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Celgene (now part of Bristol-Myers Squibb; with Obsidian Therapeutics) Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte (a Novartis Company), Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics (a Bristol-Myers Squibb company), Lyell Immunopharma (with GSK), MaxCyte, Memorial Sloan Kettering Cancer Center, Minerva Biotechnologies, Mustang bio, OncoSec Immunotherapies, Oncternal Therapeutics, Poseida Therapeutics, Precigen, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme, Tmunity, Xyphos (a wholly-owned subsidiary of Astellas).
●	CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards suitable antigen targets. Another area of development is the creation of CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19, BCMA, NY-ESO-1, p53 and WT1. A number of pharmaceutical, biotechnology, and academic institutions are researching and developing CARs & TCRmimics targeting the peptide-HLA complex, including but not limited to: Adicet Bio / Regeneron, Altor Bioscience, Cancer Research Technology/CRUK, Eureka Therapeutics, Gritstone Oncology, MorphoSys, Xencor and Ziopharm Oncology.
●	TCR T-cells: TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: AFP, CD20, HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MART1, NRAS, NY-ESO-1, p53, PRAME, TGFβRII frameshift antigen WT1, as well as personalized neoantigens. Juno Therapeutics (a Bristol-Myers Squibb company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other TCR-focused competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus, Atreca, Baylor College, Bellicum, BioNTech (with Eli Lilly), bluebird bio, BlueSphere bio, Captain T cell, Celgene (now part of Bristol-Myers Squibb; with Immatics), Cellular Biomedicine Group Inc, Cell Medica Ltd, Cytovant Sciences, Ervaxx, GigaMune, GSK, HighPass Bio (an Elevate bio company), Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc. (with Ospedale San Raffaele), Juno Therapeutics (a Bristol-Myers Squibb company), Kiromic, Kite Pharma (Gilead), Lion TCR LTD, MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics, PACT Pharma, Parker Institute, Refuge Biotechnologies Inc., Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR Cure, T-Cure, TCR x immunotherapies, T-Knife, Tmunity, TScan Therapeutics, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

There are a number of different approaches being developed for allogeneic or “off-the-shelf” immunotherapy products including stem-cell derived products, HLA-matched products, healthy-donor derived products and use of cells with no or limited HLA type (for example GammaDelta T-cell, or NK cells). Competitors include Allogene Therapeutics (with Notch Therapeutics), Century Therapeutics (with FujiFilm Cellular Dynamics), City of Hope (with Mustang Bio), Editas (through Juno/Celgene/Bristol Myers Squibb), Fate Therapeutics, Takeda (in collaboration with CiRA), Thyas, Editas, UCLA and T-CiRA.

In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating other cell-based approaches, including the potential of GammaDelta T-cell, CAR-Macrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocytes (MILs), Multi-tumor-associated antigen (TAA)-specific T-cells and virus-specific T-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Achilles Therapeutics, Adicet Bio, Arsenal bio, Atara Bio, Aurora BioPharma, Cell Medica, Cellular Biomedicine Group Inc, CytomX, Celgene (now part of Bristol-Myers Squibb), Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Genocea, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), KSQ Therapeutics, MD Anderson Cancer Center, Multimmune, NantKwest, NexImmune, Nkarta, Sorrento Therapeutics, Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with Bluebird Bio), Torque Therapeutics, Unum Therapeutics, WindMIL Therapeutics and Ziopharm Oncology.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not communicated deficiencies with the IND within this 30-day period, the clinical trial proposed in the IND may begin.

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

The FDA may also award RMAT designation (Regenerative Medicine Advanced Therapy designation) to regenerative medicine products. An RMAT designation is similar to breakthrough therapy designation and includes increased opportunities to meet with FDA officials and early meetings to discuss potential surrogate or intermediate endpoints. RMAT designation is available to regenerative medicine therapies where the therapy is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and the preliminary clinical evidence indicates that the therapy has the potential to address unmet medical needs for the disease or condition.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, a biological product may be deemed biosimilar to an FDA-approved biological product or reference biological product upon a showing that there are no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity generally must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary waives a required element. A biosimilar product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA. As of January 2019, the FDA had approved a total of 17 biosimilars, and seven of these had been launched into the U.S. market.

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

Employees

As of December 31, 2019, we had 400 employees. Of these employees, 315 were in research and development (including in manufacturing and operations, and quality control and quality assurance) and 85 were in management and administrative functions (including business development, finance, intellectual property, information technology and general administration). We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our employee relations are good.

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

We are a clinical-stage biopharmaceutical company focused on novel cancer immunotherapy products. We have no products or therapeutics approved for commercial sale and have not generated any revenue from product supplies or royalties. Our therapeutic candidates, in particular our SPEAR T-cells, are new and largely unproven. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Our inability to address these risks successfully would have a materially adverse effect on our business and prospects.

We have incurred net losses every year since our inception and expect to continue to incur net losses in the future.

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our SPEAR T-cells and other cell therapies (including the NY-ESO SPEAR T-cell), including engaging in activities to manufacture and supply our SPEAR T-cells for clinical trials in compliance with current good manufacturing practice, or cGMP, conducting clinical trials of our SPEAR T-cells, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells or other cell therapies.

For the years ended December 31, 2019, 2018, 2017, 2016 and the six months ended December 31, 2015 and the year ended June 30, 2015, we incurred net losses of $137.2 million, $95.5 million, $70.1 million, $71.6 million, $23.0 million and $22.1 million, respectively. As of December 31, 2019, we had accumulated losses of $455.7 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our cell therapies and their un-proven route to market. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells and other cell therapies, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving GSK milestones (for both the NY-ESO program, the third SPEAR T-cell program and any future SPEAR T-cell programs under the GSK Collaboration and License Agreement), progression of programs under the agreement with Universal Cells Inc. and achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash or alternative funding.

Although our financial statements have been prepared on a going concern basis, if we fail to obtain additional financing in future, this may raise substantial doubt about our ability to continue as a going concern in future reporting periods

As of December 31, 2019, the Company had cash and cash equivalents of $50.4 million, marketable securities of $39.1 million, and stockholders’ equity of $123.6 million. During the year ended December 31, 2019, the Company incurred a net loss of $137.2 million, used cash of $112.5 million in its operating activities, and generated revenues of $1.1 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods. On January 13, 2020, the Company entered into a co-development and co-commercialization agreement with Astellas Pharma, Inc. (the “Astellas Collaboration Agreement”). The Company received an upfront payment of $50.0 million in January 2020 under the agreement and is entitled to receive research funding of up to $7.5 million per year. Additional milestones are possible under the agreement, but these are dependent on the success of the development and commercialization of research and products. In addition, on January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020, of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of approximately $89.8 million. We believe that our Total Liquidity, combined with the upfront payment and the recently completed public offering of ADSs described above, will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into the second half of 2021.

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued.

We have never generated any revenue from sales of our cell therapies and our ability to generate revenue from sales of our cell therapies and become profitable depends significantly on our success in a number of factors.

We have no cell therapies approved for commercial sale, have not generated any revenue from sales of our cell therapies, and do not anticipate generating any revenue from sales of our cell therapies until sometime after we receive regulatory approval, if at all, for the commercial sale of a cell therapy. We intend to fund future operations through milestone payments under our collaboration and license agreements with GSK and Universal Cells Inc. and through additional equity financings or other third party collaborations. Our ability to generate revenue and achieve profitability depends on our success in many factors, including:

●	completing preclinical development and advancing our SPEAR T-cells and other cell therapies to clinic;
●	delivering on the clinical development strategy for our SPEAR T-cells and other cell therapies;
●	progressing our clinical trials within predicted timeframes and without any substantial delays, for example as may be caused by delays in patient recruitment, regulatory requirements to hold or suspend any clinical trials or delays in obtaining approvals required to conduct clinical trials;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) for our SPEAR T-cells and the NY-ESO SPEAR T-cell that translate into a differentiated product of value for patients;
●	obtaining data from clinical trials which are ongoing for SPEAR T-cells other than the NY-ESO SPEAR T-cell;
●	obtaining regulatory approvals and marketing authorizations for our SPEAR T-cells and the NY-ESO SPEAR T-cell for which we or our collaborator complete clinical trials;
●	developing sustainable and scalable manufacturing and supply processes for our cell therapies, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own commercial manufacturing capabilities and infrastructure;
●	developing a reliable and commercially viable/cost effective commercial manufacturing process to enable commercial supply of our cell therapies;
●	launching and commercializing therapies for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	obtaining market acceptance, pricing and reimbursement of our SPEAR T-cells and other cell therapies as viable treatment options;
●	addressing any competing technological and market developments;
●	identifying, assessing, acquiring and/or developing new cell therapies including new SPEAR T-cells;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

●	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2019, we had $50.4 million of cash and cash equivalents and $39.1 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our SPEAR T-cells, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our SPEAR T-cells, to advance additional SPEAR T-cells into preclinical testing and progress such SPEAR T-cells through to clinical trials as quickly as possible and to fund working capital, including for other general corporate purposes. Changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK collaboration (for example, nomination of further targets by GSK or changes to the third target program) or data seen in any of our clinical trials may cause us to increase our spending significantly faster than we currently anticipate. We will require additional capital for the further development and commercialization of our SPEAR T-cells in accordance with currently planned operations.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our SPEAR T-cells, cell therapies or other research and development initiatives. Our license and supply agreements may also be terminated if we are unable to meet the payment obligations under these agreements. We could be required to seek collaborators for our SPEAR T-cells at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available or relinquish or license on unfavorable terms our rights to our SPEAR T-cells in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our American Depositary Shares, or ADSs, to decline.

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

There is no guarantee that the results obtained in current clinical trials for our ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP SPEAR T-cells will be sufficient for us to plan one or more pivotal clinical trials and obtain regulatory approval or marketing authorization. Negative results in any SPEAR T-cell clinical program (including in any program using the NY-ESO SPEAR T-cell) may also impact our ability to obtain regulatory approval for other SPEAR T-cells or other cell therapies, either at all or within anticipated timeframes because, although the SPEAR T-cell may target a different cancer peptide, the underlying technology platform and other aspects of our clinical programs are the same or substantially similar for all of our SPEAR T-cells and may be the same for certain other cell therapies. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other SPEAR T-cells or related cell therapies.

The data produced in our ongoing clinical trials is at an early stage and future data may not show responses in patients treated or support continued progression of any of our therapies through development.

The patient response data that has been reported in our ADP-A2M4 trials (other than for synovial sarcoma), ADP-A2AFP trials and ADP-A2M4CD8 trials represents data from individual patients within each study at the applicable dosing level. As such, the data is initial data and we cannot know at this stage whether any patient who has seen a response will continue to respond favorably to our therapy or that any response will persist. In addition, given the data is initial single patient data, there is no assurance that we will see responses in any other patients or that such patients will not suffer severe adverse events which may result in a delay or halt to any clinical trial. Further data is required in order to determine whether any specific SPEAR T-cell is able to be further developed, proceed to the next stage of clinical program and in particular whether any SPEAR T-cell will achieve regulatory approval

We plan to provide further data updates as and when the applicable data is believed to be sufficiently mature. We do not, however, intend to update patient response information on a frequent basis or as and when we obtain further patient information. Given the nature of T-cell therapies and the time taken to observe patient responses to our SPEAR T-cells, we cannot provide any assurance that further data updates will be provided frequently or that such data updates will be available at any particular time.

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

We may not be able to submit INDs, or the foreign equivalent outside of the United States, to commence additional clinical trials for cell therapies on the timeframes we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed with planned clinical trials.

Progression of new cell therapies, including other SPEAR T-cells, into clinical trials is inherently risky and dependent on the results obtained in preclinical programs, the results of other clinical programs and results of third-party programs that utilize common components, such as production of the lentiviral vector lot used for production and administration of our SPEAR T-cell. If results are not available when expected or problems are identified during any cell therapy development, we may experience significant delays in development of pipeline products and in existing clinical programs, which may impact our ability to receive regulatory approval. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our SPEAR T-cells. Failure to submit further IND or the foreign equivalent and commence additional clinical programs will significantly limit our opportunity to generate revenue.

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future cell therapies, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required. For example, we amended the protocols for all of our pending and on-going ADP-A2M4 and ADP-A2M10 clinical trials in response to reported serious adverse events of prolonged serious pancytopenia in our clinical trials for ADP-A2M4 and ADP-A2M10 in two patients treated with the highest lymphodepletion regimen. Such protocol amendments may delay our clinical trials, may require changes or resubmission of our INDs, or may result or be related to a halt in our planned or contemplated clinical trials.

We are continuing to expand our clinical trial footprint in Europe. This requires gaining the approval of country specific review bodies for GMO application and Clinical Trial Application (“CTA”). As this is not a harmonized process, the requirements can vary considerably, and delays can be incurred at a country level. For example the information required in relation to manufacturing processes or assays may differ between countries and required additional testing to be conducted in order for approval to be obtained.

In the USA, some institutional review boards, or IRBs, have requested that the Sponsor obtain Investigational Device Exemptions (IDE) from the FDA for the validated clinical trial assay being used to select patients. This has delayed the initiation of some sites and limited the ability to obtain high risk biopsies until an IDE has been granted. We plan to proactively seek IDEs for our SPEAR T-cell and other cell therapy assays where appropriate.

Our cell therapies being developed may have potentially fatal cross-reactivity to other peptides or protein sequences within the human body.

One of our prior SPEAR T-cells, designed to target an HLA-1 restricted MAGE-A3 cancer-specific peptide, recognized another unrelated peptide from a protein called TITIN, expressed within normal cardiac and other muscle tissues in patients. As a result of this cross-reactivity to the TITIN protein in the heart, two patients died during our MAGE-A3 clinical program, the program was put on pause, then formally placed on hold by the FDA, after which we terminated the program. We subsequently developed a preclinical safety testing program that identifies potential cross-reactivity risks but there may be gaps or other problems detected in the testing program at a later date. Even with the use of this testing program, there can be no guarantee that the FDA will permit us to begin clinical trials of any additional SPEAR T-cells other than those for which INDs already exist or that other off-target cross-reactivity will not be identified or present in any patient group. Failure to develop an effective preclinical safety testing program will prevent or delay clinical trials of any SPEAR T-cell. Detection of any cross-reactivity will halt or delay any ongoing clinical trials for any SPEAR T-cell and prevent or delay regulatory approval. Given that the underlying technology platform, manufacturing process and development process is similar or has shared elements for all of our cell therapies, issues pertaining to cross-reactivity for one SPEAR T-cell may impact our ability or our collaborator’s ability to obtain regulatory approval for other cell therapies undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

Cross-reactivity or allo-reactivity (binding to peptides presented on other HLA types) could also occur where the affinity-enhanced engineered TCR contained within any cell therapy including SPEAR T-cells binds to peptides presented by HLAs other than the HLA type for which the relevant TCR was developed. We have developed a preclinical screening process to identify allo-reactivity risk, however it is not possible to identify all potential risks or to screen all HLA types. Where any allo-reactivity risk is identified, patients with the allo-reactive alleles will be excluded from the trial. Any allo-reactivity or other cross-reactivity that impacts patient safety could materially impact our ability to advance our SPEAR T-cells into clinical trials or to proceed to market approval and commercialization. In addition, there is no guarantee that exclusion of patients with the identified allo-reactive allele will successfully eliminate the risk of allo-reactivity, and serious side effects for patients may still exist. Given that the underlying technology platform, manufacturing process and development process are similar or shared for all of our cell therapies, issues pertaining to allo-reactivity for one SPEAR T-cell may impact our ability or our collaborator’s ability to obtain regulatory approval for other cell therapies undergoing development and clinical trials, which would significantly harm our business, prospects, financial condition and results of operations.

Our T-cell therapy, which is a type of cell therapy that uses gene therapy technology, represents a novel approach to cancer treatment that could result in heightened regulatory scrutiny, delays in clinical development, or delays in our or our collaborator’s ability to achieve regulatory approval or commercialization of cell therapies including our SPEAR T-cells.

Use of any of our cell therapies to treat a patient requires the use of gene therapy technology, which involves combining a patient’s T-cells with our lentiviral delivery vector or other vector containing the gene for our affinity-enhanced engineered receptor or TCR. This is a novel treatment approach that carries inherent development risks. We are therefore constantly evaluating and adapting our cell therapies following the results obtained during development work and the clinical programs. Further development, characterization and evaluation may be required, depending on the results obtained, in particular where such results suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to our cell therapies to improve safety or effectiveness, may delay the clinical program, regulatory approval or commercialization, if approved at all, of any cell therapy. Consequently, this may have a material impact on our ability to receive milestone payments and/or generate revenue from our SPEAR T-cells or other cell therapies.

In addition, given the novelty of our cell therapies, the end users and medical personnel require a substantial amount of education and training in their administration of cell therapies. Regulatory authorities have very limited experience with commercial engineered cell therapies and SPEAR T-cells for the treatment of cancer. As a result, regulators may be more risk adverse or require substantial dialogue and education as part of the normal regulatory approval process for each stage of development of any cell therapy. To date, only a limited number of gene therapy products have been approved in the United States and European Union. Consequently, it is difficult to predict and evaluate what additional regulatory hurdles may apply to the development of our cell therapies and whether additional investment, time or resources will be required to overcome any such hurdles.

Additionally, because our technology involves the genetic modification of patient cells ex-vivo using a viral vector, we are subject to many of the challenges and risks of gene therapy, including the following challenges:

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.
●	Random gene insertion associated with retrovirus-mediated genetically modified products, known as insertional oncogenesis, could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells. Insertional oncogenesis was seen in early gene therapy studies conducted outside of the United States in 2003. In those studies, insertional oncogenesis resulted in patients developing leukemia following treatment with the relevant gene therapy, with one patient dying. As a result of the data from those studies, the FDA temporarily halted gene therapy trials in the United States. The previous trials involved modification of stem cells rather than T-cells and utilized a murine gamma-retroviral vector rather than a lentiviral vector. We cannot guarantee that insertional oncogenesis resulting from administration of our SPEAR T-cells or other cell therapies will not occur.
●	Although our viral vectors are not able to replicate, there may be a risk with the use of retroviral or lentiviral vectors that they could undergo recombination and lead to new or reactivated pathogenic strains of virus or other infectious diseases.
●	There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In part for this reason, the FDA recommends a 15-year follow-up observation period for all surviving patients who receive treatment using gene therapies in clinical trials. We may need to adopt such an observation period for our therapeutic candidates; however, the FDA does not require that the tracking be complete prior to its review of the Biologics License Application, or BLA.
●	Clinical trials using genetically modified cells may be subject to additional or further regulatory processes, for example by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC or the need to apply for a specific applications relating to the use of Genetically Modified Organism application in the European Union. These additional processes may delay or impede the initiation of a clinical trial.

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

Results seen in third party clinical trials using products that are also used in our combination clinical trials, may impact on the further advancement of our similar clinical trials or clinical trials of our collaborators where similar product types are used.

T-cell therapy is a novel approach to cancer treatment that creates significant increased risk in terms of side-effect profile, ability to satisfy regulatory requirements associated with clinical trials and the long- term viability of administered SPEAR T-cells or other cell therapies.

Development of a pharmaceutical or biologic therapy or product has inherent risks based on differences in patient population and responses to therapy and treatment. The mechanism of action and impact on other systems and tissues within the human body following administration of our cell therapies is not completely understood, which means that we cannot predict the long-term effects of treatment with any of our cell therapies (whether by us or a collaborator). In addition, it is not possible for any pre-clinical safety package to completely identify all potential safety risks.

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

Clinical trials using our SPEAR T-cell therapeutics are still in the early stages, and it is difficult to predict the results that will be obtained by us or our collaborator in ongoing clinical trials or the next phase or phases of any clinical program. It is also difficult to predict the way in which SPEAR T-cells or other cell therapies will interact with third-party products used in combination clinical trials. Any undesirable side effects seen in combination trials may affect our ability or our collaborator’s ability to continue with and obtain regulatory approval for any combination therapy and may also impact our or our collaborator’s ability to continue with and obtain regulatory approval for the cell therapies alone.

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent any SPEAR T-cell program from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case, patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death. The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues.

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

As of January 10, 2020, for ADP-A2AFP, ADP-A2M4, and ADP-A2M10:

●	The adverse events occurring in >10% of subjects treated with ADP-A2AFP and considered by investigators to be at least possibly related to ADP-A2AFP include neutropenia/neutrophil count decreased, leukopenia/white blood cell count decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, hypoalbuminemia, febrile neutropenia, pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, diarrhea, vomiting, CRS, dyspepsia, hyperkalemia, lethargy, cognitive disorder, hypotension, pain in extremity, and muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include CRS, bile duct obstruction and abdominal pain.
●	The adverse events occurring in >10% of subjects treated with ADP-A2M4 and considered by investigators to be at least possibly related to ADP-A2M4 include neutropenia/neutrophil count decreased, thrombocytopenia/platelet count decreased, lymphopenia/lymphocyte count decreased, anemia/red blood cells decreased, febrile neutropenia, CRS, fatigue, pyrexia, decreased appetite, rash, dyspnea, sinus tachycardia/tachycardia, hypophosphatemia, headache, nausea, vomiting, increase in aspartate aminotransferase, increase in alanine aminotransferase, chills, diarrhea, hypotension, and tumor pain. Serious adverse events reported with ADP-A2M4 in two or more subjects whether considered related to the SPEAR T-cells or not include CRS, lung infection, sepsis, pyrexia, pancytopenia, atrial fibrillation, neurotoxicity, thrombocytopenia/platelet count decreased, arthralgia, and pleural effusion. Two subjects have had treatment related fatal SAE reports - one subject experienced prolonged pancytopenia/aplastic anemia and the other experienced a cerebrovascular accident (stroke).
●	The adverse events occurring in >10% of subjects treated with ADP-A2M10 and considered by investigators to be at least possibly related to ADP-A2M10 include leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, pyrexia, CRS, peripheral edema, chills, and rash. Serious adverse events reported with ADP-A2M10 in two or more subjects whether considered related to the SPEAR T-cells or not include sepsis, CRS, rash, and acute kidney injury. One subject had a treatment related fatal SAE of prolonged pancytopenia with aplastic anemia following treatment with a second infusion of ADP-A2M10.
●	As of February 3, 2020, for ADP-A2M4CD8, there have been no reports of SAEs. One subject experienced Grade 1 CRS.

As noted above, there were two SAE reports of severe prolonged pancytopenia with aplastic anemia (one patient receiving ADP-A2M4 and one patient receiving ADP-A2M10) considered by the investigator to be probably related to the SPEAR T-cells and to the lymphodepleting chemotherapy. Both of these patients died from complications of aplastic anemia related to the severe prolonged pancytopenia. In another patient, there was one report of Grade 3 neurotoxicity considered by the investigator to be probably related to the ADP-A2M4 SPEAR T-cells and, in the same patient, a later grade 5 SAE of stroke that was considered by the investigator to be possibly related to the product. These reports were communicated to the FDA and we have responded to queries from the FDA in relation to these reports. All three patients received the highest lymphodepletion regimen (fludarabine 30 mg/m2/day for 4 days and cyclophosphamide 1800 mg/m2/day for 2 days). The protocols for all of our ADP-A2M4 and ADP-A2M10 trials have now been amended to mitigate the future risk of prolonged pancytopenia and stroke, including a reduction of the lymphodepletion regimen to a previously used regimen (fludarabine 30 mg/m2/day for 4 days and cyclophosphamide 600 mg/m2/day for 3 days) to mitigate prolonged pancytopenia, and exclusion of patients with a prior history of stroke or central nervous system bleeding (or transient ischemic attack (TIA) or reversible ischemic neurologic deficit (RIND) within the prior 6 months of treatment) to mitigate the risk of stroke. These protocol changes have been communicated to and acknowledged by the FDA. If further adverse events of a similar nature occur in patients, there is a risk that we or the FDA may impose a clinical hold until the adverse events are further evaluated or, alternatively, we or the FDA may suspend or require termination of these clinical trials.

Validation of our cell therapies requires access to human samples but there is no guarantee that such samples can be obtained or, if they can be obtained, that the terms under which they are provided will be favorable to us.

Certain of the steps involved in validating and carrying out safety testing in relation to our cell therapies require access to samples (e.g., tissues samples or cell samples) from third parties. Such samples may be obtained from universities or research institutions and will often be provided, subject to satisfaction of certain terms and conditions. There can be no guarantee that we will be able to obtain samples in sufficient quantities to enable development of and use of the full preclinical safety testing program for all cell therapies undergoing research and development. In addition, the terms under which such samples are available may not be acceptable to us or may restrict our use of any generated results or require us to make payments to the third parties.

Our cell therapies and their application are not fully scientifically understood and are still undergoing validation and investigation.

Cell therapies including our SPEAR T-cells and their potential associated risks are still under investigation. There is no guarantee that any of our cell therapies including our SPEAR T-cells will work in the way that we currently anticipate or that affinity modification of the receptors within T-cells or other cellular therapies will produce the anticipated enhancements in activity. For example, there is a potential risk that, given that the TCR chains in our SPEAR T-cells are produced separately and then assembled within patient T-cells into full TCRs, the TCR chains from both transduced and naturally occurring T-cells could be assembled into an unintended end TCR due to mispairing of TCR chains, which could create unknown recognition and cross-reactivity problems within patients. Although this phenomenon has not been reported in humans, it remains a theoretical risk for our SPEAR T-cells and other similar cell therapies and is still being studied and investigated. This could delay regulatory approval, if any, for the relevant cell therapy. To the extent that any mispairing is identified, either in our or our competitors’ clinical trials, additional investment may be required in order to modify relevant cell therapies and to further assess and validate the risk of such mispairing to patients. There is also no guarantee that following modification of the relevant SPEAR T-cell or other cell therapy, such modified cell therapy will remain suitable for patient treatment, that it will eliminate the risk of mispairing of TCR chains or that regulatory approval will be obtained at all or on a timely basis in relation to such modified cell therapy. The occurrence of such events would significantly harm our business, prospects, financial condition and results of operations.

We may not be able to identify and validate additional target peptides or isolate and develop affinity-enhanced TCRs that are suitable for validation and further development.

The success of our cell therapies depends on both the identification of target peptides presented on cancer cells, which can be bound by our cell therapy products, and isolation and affinity enhancement of receptors including TCRs, which can be used to treat patients if regulatory approval is obtained. There is an inherent risk that the number of target peptides that can be identified and/or our ability to develop and isolate suitable receptors for affinity enhancement could be significantly lower than projected or that no additional cell therapies suitable for further development can be identified. Any failure to identify and validate further target peptides will reduce the number of potential SPEAR T-cells and other cell therapies that we can successfully develop, which in turn will reduce the commercial opportunities available to us and increase our reliance on our existing SPEAR T-cells.

In addition, there is no guarantee that our attempts to develop further SPEAR T-cells will result in candidates for which the safety and efficacy profiles enable progression to and through preclinical testing. Failure to identify further candidates for progression into preclinical testing and clinical programs will significantly impact our commercial returns, increase our reliance on the success of our existing SPEAR T-cell programs and may significantly harm our business, prospects, financial condition and results of operations. If resources become limited or if we fail to identify suitable target peptides, receptors including TCRs or affinity-enhanced receptors, our ability to submit INDs for further cell therapies may be delayed or never realized, which would have a materially adverse effect on our business. We have multiple research projects ongoing both internally and with third parties, for example Universal Cells, Inc., Noile-Immune Biotech, Inc., Alpine Immune Sciences Inc. and Bellicum, Inc. The outcomes of these research projects are uncertain and such research projects may or may not generate cell therapies with profiles suitable for further development or progression into clinical trials.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we or our collaborators will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our cell therapies including our SPEAR T-cells. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for all of our clinical trials with our SPEAR T-cells. Any delay in identification of suitable patients will result in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. The need to make changes to any clinical trial design can result in delays to the performance of that clinical trial whilst any changes are approved and implemented at applicable clinical trial sites.

Our and our collaborator’s clinical trials will compete with other clinical trials that are in the same therapeutic areas as our cell therapies, which will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, GSK is also opening T-cell therapy clinical trials in synovial sarcoma and MRCLS in the U.S. and European Union which could impact the number of sites available to us to run our ADP-A2M4 trials in the same indications and the number and types of patients in these indications available to us. Because the number of qualified clinical investigators is limited, we will conduct some of our clinical trials at the same clinical trial sites where competing trials are ongoing, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our cell therapies represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression. In addition, in relation to any indication, the standard of care for patients in that indication may change or further develop meaning that clinical sites are no longer prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. For example, the standard of care in melanoma changed during the course of our clinical trials in melanoma with the NY-ESO SPEAR T-cell and as a result the clinical trial was halted due to anticipated unavailability of patients. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a cell therapy through clinical trials.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result, and have resulted in, increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our and our collaborator’s ability to advance the development of our SPEAR T-cells and other cell therapies.

Comparability studies related to the manufacturing of any cell therapies may be required ahead of any pivotal trial start date or ahead of use in the European Union or alternatively in connection with any changes made to our manufacturing process, including changes in certain third party suppliers. The requirement to carry out such comparability studies or other similar studies may delay the uptake of any changed process, start of any pivotal trial or use of the relevant cell therapy. If the results from the comparability studies are not acceptable, this may further delay the start of such trials or changed process and require re-evaluation of the process used to manufacture of such cell therapy.

We may not be able to develop or obtain approval for the analytical assays and companion diagnostics required for commercialization of our cell therapies including ADP-A2M4.

Administration of our cell therapies requires the use of an immuno-chemistry or other screening assay in which patients are screened for the presence of the cancer peptide targeted by our cell therapies. For example, in our ADP-A2M4 trial patients are screened for the presence of MAGE-A4. This assay requires the identification of suitable antibodies which can be used to identify the presence of the relevant target cancer peptide.

If safe and effective use of a biologic product depends on an in vitro diagnostic, such as a test to detect patients with a particular cancer peptide, then the FDA generally requires approval or clearance of the diagnostic, known as a companion diagnostic, concurrently with approval of the therapeutic product. To date, the FDA has generally required in vitro companion diagnostics that are intended for use in selection of patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, which can take up to several years, for that diagnostic approval or clearance to occur simultaneously with approval of the biologic product.

We expect that, for all our cell therapies, the FDA and similar regulatory authorities outside of the United States will require the development and regulatory approval of a companion diagnostic assay as a condition to approval. We also expect that the FDA may require PMA supplemental approvals for use of that same companion diagnostic as a condition of approval of additional cell therapies. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions.

If we or our collaborators, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with any SPEAR T-cells, or are unable to obtain regulatory approval or experience delays in either development or obtaining regulatory approval, we may be unable to identify patients with the specific profile targeted by the relevant cell therapy for enrollment in our clinical trials. In addition, delay in development and approval of any companion diagnostic may also impact our ability to obtain a marketing approval for the therapeutic product and to commercialize the therapeutic product. For example, delays in the development of a companion diagnostic for detection of the MAGE-A4 antigen in synovial sarcoma and MRCLS may result in delays to any marketing approval for ADP-A2M4. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability or our collaborators’ ability to conduct further clinical trials or obtain regulatory approval.

Manufacturing and administering cell therapies is complex and we and our collaborators may encounter difficulties in production, particularly with respect to process development or scaling up manufacturing capabilities. If we or our collaborators encounter such difficulties, our or our collaborators’ ability to provide supply of our cell therapies for clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing and administering cell therapies is complex and highly regulated. The manufacture of cell therapies including our SPEAR T-cells involves complex processes, including manufacture of a lentiviral delivery vector containing the gene for our affinity-enhanced engineered receptor. Administration of SPEAR T-cells includes harvesting white blood cells from the patient, isolating certain T-cells from the white blood cells, combining patient T-cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T-cells to obtain the desired dose, and ultimately infusing the modified T-cells back into the patient. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce.

Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

●	A failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	A lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (for example the FDA in the United States) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;
●	Variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	Product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example as a result of an import or export hold-up) or supplier error;
●	Inability to obtain manufacturing slots from third party contract manufacturers or to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture cell therapies for patients as and when those patients require manufacture;
●	Inability to procure starting materials or to manufacture starting materials (including at our UK vector facility), for example vector required for SPEAR T-cell manufacture;
●	Loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing cell therapies at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for these cell therapies within the timescales required for ongoing clinical trials. In addition, as with many pharmaceutical manufacturing facilities, the facility will have periods of time within which it cannot be used for manufacture of patient product to enable routine checks to be performed on the facility;
●	Loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started; and
●	A requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture.

The requirements for manufacture and supply of cell therapies for clinical trials in Europe have additional complexities and the manufacture and supply of cell therapies is raising issues which have not previously been regulated or observed by the relevant regulatory authorities. For example, supply of SPEAR T-cells for European clinical trials will either require manufacture of SPEAR T-cells in the United States or use of a new CMO in Europe. Where manufacture continues in the United States, there is a need to transfer patient product from clinical sites in Europe to the manufacturer in the United States, for the patient product to be converted into our end SPEAR T-cell product, for that product to be released for use in Europe and then for that SPEAR T-cell product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point in the supply and manufacturing chain. Any inability to set up acceptable manufacturing and supply chains to enable treatment of patients in Europe could result in a delay to those trials starting in Europe or could result in a delay in patient treatment, requirement to re-apherese a patient or a requirement to re-manufacture patient material.

As our cell therapies progress through preclinical programs and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, may not be transferable to third parties or able to be used at larger scales and could cause our cell therapies to perform differently or affect the results of planned clinical trials or other future clinical trials. In addition, such changes may require amendments to be made to regulatory applications or comparability tests to be conducted which may further delay the timeframes under which modified manufacturing processes can be used for any cell therapy. If cell therapies manufactured under the new process have a worse safety or efficacy profile than the prior investigational product or the process is less reproducible than the previous process, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our clinical trials.

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

We have a platform process which may enable us to treat patient populations with an ‘off-the-shelf’ product. We have entered into an alliance with Universal Cells, Inc. to further develop that platform process. However, there is no guarantee that our research program or the research program with Universal Cells, Inc. will be successful, will be carried out within the timescales currently anticipated, or even if successful will result in a cell therapy that can be used to treat patients or that such cell therapy will allow us to achieve a profitable return on investment.

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

In order to commercially produce our products, we will need to comply with the FDA’s and other regulatory authorities’ cGMP requirements at our Navy Yard facility, vector facility and third party contract manufacturing facilities. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our third party contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements once the process has been approved. Any failure to follow cGMP or other regulatory requirements, reliably manufacture product or delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of our cell therapies as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our cell therapies, including leading to significant delays in the availability of our cell therapies for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing authorization applications for our cell therapies. Significant non-compliance could also result in the imposition of sanctions, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our cell therapies, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

Given we now manufacture cell therapies at our own US manufacturing facility and plan to manufacture vector at a UK vector facility, there is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which either facility is operated. This may result in a delay in our ability to manufacture cell therapies at our own facility or in our ability to supply vector material for use in the manufacturing process. In addition, there is no guarantee that any cell therapy or vector produced in any of our facilities will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Resourcing of cell manufacturing facilities is increasingly competitive, which restricts the number of available skilled operators which can be recruited at our manufacturing facilities. Any failure to meet regulatory requirements or produce cell therapies and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

The outcome of clinical trials is uncertain and clinical trials may fail to demonstrate adequately the safety and efficacy of any cell therapies which would prevent or delay regulatory approval and commercialization.

There is a risk in any clinical trial (whether sponsored by us, a collaborator or investigator-initiated) that side effects from cell therapies will require a hold on, or termination of, clinical programs or further adjustments to clinical programs in order to progress any cell therapy. Our cell therapies are novel and unproven, and regulators will therefore require evidence that the cell therapies are safe before permitting clinical trials to commence and evidence that the cell therapies are safe and effective before granting any regulatory approval. In particular, because our cell therapies are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in each target indication. Our cell therapy must demonstrate an acceptable benefit:risk profile in its intended patient population and for its intended use. The benefit:risk profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of the SPEAR T-cells may not be sufficient to obtain regulatory approval unless we or our collaborators can also show an adequate duration of response.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical programs and early clinical trials does not ensure that later clinical trials will be successful. Moreover, the results of preclinical programs and early clinical trials of cell therapies may not be predictive of the results of later-stage clinical trials. To date, we have only obtained interim results from Phase 1/2 clinical trials that are uncontrolled, involve small sample sizes and are of shorter duration than might be required for regulatory approval. There may be other reasons why our early clinical trials are not predictive of later clinical trials. In addition, the results of trials in one set of patients or line of treatment may not be predictive of those obtained in another and protocols may need to be revised based on unexpected early results.

We expect there may be greater variability in results for cell therapies which are administered on a patient-by-patient basis than for “off-the-shelf” products, like many other biologics. There is typically an extremely high rate of attrition from the failure of any products proceeding through clinical trials. Cell therapies in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical programs and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most biologic candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We cannot therefore guarantee that we will be successful in demonstrating the required efficacy and safety profile from the performance of any of our clinical programs.

Certain of our clinical trials include dose escalation studies in which the dose of cell therapies administered to patients is varied or initial studies in which the pre-treatment regimen may be varied, for example a regimen with and without fludarabine. The outcome of such dose escalation or initial studies will inform the clinical study going forward. However, the need to carry out dose escalation or other initial studies may result in delays in data from such clinical programs while the most suitable dose or regimen is assessed. For example, the trial design for our SPEAR T-cell trials includes dose escalation and therefore efficacy data may not be obtained from initial patients treated in such studies during the dose escalation phase.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we or our collaborators do. Accordingly, more trials may be required before we can submit any cell therapy for regulatory approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing authorization application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our cell therapies. We cannot predict whether any of our cell therapies will satisfy regulatory requirements at all or for indications in which such cell therapies are currently being evaluated as part of any clinical programs.

We have limited experience conducting later stage clinical trials which may cause a delay in any clinical program and in the obtaining of regulatory approvals.

Although we have recruited a team that has significant experience with clinical trials, as a company we have limited experience in conducting clinical trials through to regulatory approval. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators, consultants or CROs may force us to encounter delays that are outside of our control.

Cell therapies may have undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or otherwise result in significant negative consequences.

Where any cell therapy has undesirable side effects, regulatory approval for such therapeutic may be delayed or suspended, or alternatively may be restricted to particular disease indications or states that are more limited than desirable. This could result in the failure of any products reaching the market or a reduction in the patient population for which any cell therapy can be used.

As of January 10, 2020, for ADP-A2AFP, ADP-A2M4, and ADP-A2M10:

●	The adverse events occurring in >10% of subjects treated with ADP-A2AFP and considered by investigators to be at least possibly related to ADP-A2AFP include neutropenia/neutrophil count decreased, leukopenia/white blood cell count decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, hypoalbuminemia, febrile neutropenia, pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, diarrhea, vomiting, CRS, dyspepsia, hyperkalemia, lethargy, cognitive disorder, hypotension, pain in extremity, and muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include CRS, bile duct obstruction and abdominal pain.
●	The adverse events occurring in >10% of subjects treated with ADP-A2M4 and considered by investigators to be at least possibly related to ADP-A2M4 include neutropenia/neutrophil count decreased, thrombocytopenia/platelet count decreased, lymphopenia/lymphocyte count decreased, anemia/red blood cells decreased, febrile neutropenia, CRS, fatigue, pyrexia, decreased appetite, rash, dyspnea, sinus tachycardia/tachycardia, hypophosphatemia, headache, nausea, vomiting, increase in aspartate aminotransferase, increase in alanine aminotransferase, chills, diarrhea, hypotension, and tumor pain. Serious adverse events reported with ADP-A2M4 in two or more subjects whether considered related to the SPEAR T-cells or not include CRS, lung infection, sepsis, pyrexia, pancytopenia, atrial fibrillation, neurotoxicity, thrombocytopenia/platelet count decreased, arthralgia, and pleural effusion. Two subjects have had treatment related fatal SAE reports - one subject experienced prolonged pancytopenia/aplastic anemia and the other experienced a cerebrovascular accident (stroke).
●	The adverse events occurring in >10% of subjects treated with ADP-A2M10 and considered by investigators to be at least possibly related to ADP-A2M10 include leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, pyrexia, CRS, peripheral edema, chills, and rash. Serious adverse events reported with ADP-A2M10 in two or more subjects whether considered related to the SPEAR T-cells or not include sepsis, CRS, rash, and acute kidney injury. One subject had a treatment related fatal SAE of prolonged pancytopenia with aplastic anemia following treatment with a second infusion of ADP-A2M10.
●	As of February 3, 2020, for ADP-A2M4CD8, there have been no reports of SAEs. One subject experienced Grade 1 CRS.

As noted above, there were two SAE reports of severe prolonged pancytopenia with aplastic anemia (one patient receiving ADP-A2M4 and one patient receiving ADP-A2M10) considered by the investigator to be probably related to the SPEAR T-cells and to the lymphodepleting chemotherapy. Both of these patients died from complications of aplastic anemia related to the severe prolonged pancytopenia. In another patient, there was one report of Grade 3 neurotoxicity considered by the investigator to be probably related to the ADP-A2M4 SPEAR T-cells and, in the same patient, a later grade 5 SAE of stroke that was considered by the investigator to be possibly related to the product. These reports were communicated to the FDA and we have responded to queries from the FDA in relation to these reports. All three patients received the highest lymphodepletion regimen (fludarabine 30 mg/m2/day for 4 days and cyclophosphamide 1800 mg/m2/day for 2 days). The protocols for all of our ADP-A2M4 and ADP-A2M10 trials have now been amended to mitigate the future risk of prolonged pancytopenia and stroke, including a reduction of the lymphodepletion regimen to a previously used regimen (fludarabine 30 mg/m2/day for 4 days and cyclophosphamide 600 mg/m2/day for 3 days) to mitigate prolonged pancytopenia, and exclusion of patients with a prior history of stroke or central nervous system bleeding (or transient ischemic attack (TIA) or reversible ischemic neurologic deficit (RIND) within the prior 6 months of treatment) to mitigate the risk of stroke. These protocol changes have been communicated to and acknowledged by the FDA. If further adverse events of a similar nature occur in patients, there is a risk that we or the FDA may impose a clinical hold until the adverse events are further evaluated or, alternatively, we or the FDA may suspend or require termination of these clinical trials.

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

Any unacceptable toxicities arising in ongoing clinical programs could result in suspension or termination of those clinical programs. The more SAEs that are reported the greater the risk of suspension of termination of clinical programs, even where the SAEs are unrelated to each other or to our cell therapies. Any suspension or termination may affect other SPEAR T-cells and thereby impact our ability to recognize any product revenues. Any side effects may also result in the need to perform additional trials, which will delay regulatory approval for such cell therapies, if at all, and require additional resources and financial investment to bring the relevant cell therapy to market.

In addition, the impact of cell therapies may vary from patient to patient and this may affect the number of patients who can be successfully treated with our cell therapies. Depending on the nature of the indication, certain patients may need to be excluded from treatment, which could also impact our ability to delivery therapies to some patients.

Use of cell therapies in combination with other third party products or therapies may increase or exacerbate side effects that have been seen with our cell therapies alone or may result in new side effects that have not previously been identified with our cell therapies alone. Any undesirable side effects seen in combination trials may affect our ability to continue with and obtain regulatory approval for the combination therapy, but may also impact our ability to continue with and obtain regulatory approval for our cell therapies alone.

Clinical trials are expensive, time-consuming and difficult to implement.

Clinical trials, depending on the stage, can be costly as well as difficult to implement and define, particularly with technologies that are not tried and tested, such as our cell therapies. These factors can lead to a longer clinical development timeline and regulatory approval process, including a requirement to conduct further or more complex clinical trials in order to obtain regulatory approval. Regulatory authorities may disagree with the design of any clinical program, and designing an acceptable program could lead to increased timeframes for obtaining of approvals, if any. In addition, progression of clinical trials depends on the ability to recruit suitable patients to those trials and delay in recruiting will impact the timeframes of such clinical trials and as a result the timeframes for obtaining regulatory approval, if any, for the relevant cell therapy.

In particular, eligible patients must be screened for the target peptide and HLA type, which may reduce the number of patients who can be recruited for any clinical program. For example, low target peptide expression levels in the NY-ESO SPEAR T-cell and ADP-A2M10 programs affected speed of patient recruitment in certain of the clinical trials. The ability to administer cell therapies to patients in accordance with set protocols for the clinical trials and the results obtained depends on patient participation for the duration of the clinical trial, which many of these patients are unable to do because of their late-stage cancer and limited life expectancy.

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

We or our collaborators may find it difficult to enroll patients in our clinical trials. Identifying and qualifying patients, including testing of patients for appropriate target peptides and HLA type, to participate in clinical trials of our cell therapies are critical to our success. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. The timing of clinical trials depends on the speed at which we or our collaborators can recruit patients to participate in testing of our cell therapies. If patients are unwilling to participate in trials because of negative publicity from adverse events or for other reasons, including competitive clinical trials for similar patient populations, negative results seen in competitive third party clinical trials utilizing similar cell therapy products, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve sufficient diversity in a given trial in order to complete our clinical trials in a timely manner. Successful execution of patient treatment and assessment of outcomes is affected by several factors including:

●	eligibility criteria for the trial in question, in particular, presenting the correct HLA type and expression levels of the target antigen;
●	ability to detect required expression levels of target antigens in any patient population;

●	ability to detect required target antigens in any patient population and to set detection levels at an appropriate level to facilitate patient recruitment;
●	severity of the disease under investigation and the type of patient being recruited into the clinical trial;
●	design of the trial protocol;
●	size of the patient population;
●	perceived risks and benefits of the cell therapy under trial;
●	novelty of the cell therapy and acceptance by oncologists;
●	proximity and availability of clinical trial sites for prospective patients;
●	availability of competing therapies and clinical trials and ability to obtain patient insurance coverage;
●	efforts to facilitate timely enrollment in clinical trials and to provide manufactured product on a timely basis;
●	patient referral practices of physicians;
●	changes in the underlying standard of care applicable or treatments available for the relevant indication for which a patient is being treated;
●	availability of reimbursement from insurance companies in relation to the costs of clinical trials using our cell therapies which can vary between clinical sites; and
●	ability to monitor patients adequately during and after treatment, for example where patients decide not to attend follow-up appointments.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

Our cell therapies for which we intend to seek approval as biologic products may face competition sooner than anticipated.

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

There is a risk that the FDA will not consider our cell therapies to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Foreign countries also have abbreviated regulatory pathways for biosimilars and hence even where the FDA does not approve a biosimilar biologic, a biosimilar could be approved using an abbreviated regulatory pathway in other markets where our cell therapies are approved and marketed.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our cell therapies.

We have not previously submitted a BLA to the FDA, or similar approval submissions to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the cell therapy’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our cell therapies including our SPEAR T-cells to create additional challenges in obtaining regulatory approval, if at all. For example, the FDA has limited experience with commercial development of T-cell therapies for cancer. Accordingly, the regulatory approval pathway for our SPEAR T-cells may be uncertain, complex, expensive and lengthy, and approval may not be obtained. Requests for additional information can delay the start of any pivotal or other trial or result in clinical holds being imposed on ongoing trials and there is no guarantee that the FDA will not continue to require further or additional information ahead of approving any trial whether from our collaborators or from us.

We or our collaborators could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our cell therapies in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us or a collaborator, IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a cell therapy, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we or our collaborators experience termination of, or delays in the completion of, any clinical trial of our cell therapies, the commercial prospects for our cell therapies will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our cell therapies.

The FDA regulatory process can be difficult to predict, in particular whether for example accelerated approval processes are available or further unanticipated clinical trials are required will depend on the data obtained in our ongoing clinical trials.

The regulatory approval process and the amount of time it takes us to obtain regulatory approvals for our cell therapies will depend on the data that are obtained in our ongoing clinical trials and in one or more future registration or pivotal clinical trials. We may attempt to seek approval on a per indication basis for our cell therapies on the basis of a single pivotal trial or on the basis of data from a Phase 2 trial. While the FDA requires in most cases two adequate and well-controlled pivotal clinical trials to demonstrate the efficacy of a product candidate, a single trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Depending on the data we obtain, the FDA or other regulatory authorities may require additional clinical trials to be carried out or further patients to be treated prior to the granting of any regulatory approval for marketing of our cell therapies. It is difficult for us to predict with such a novel technology exactly what will be required by the regulatory authorities in order to take our cell therapies to market or the timeframes under which the relevant regulatory approvals can be obtained.

We obtained breakthrough therapy status for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. Following exercise of the option over the NY-ESO SPEAR T-cell program by GSK, it is not known whether such breakthrough therapy status will continue or whether GSK will apply for and obtain any accelerated approval for the NY-ESO SPEAR T-cell. In addition, we have obtained RMAT designation (Regenerative Medicine Advanced Therapy designation) from the FDA for ADP-A2M4 for the treatment of synovial sarcoma. We may apply for similar status or accelerated programs in other countries and for other of our products and indications. However, given the novel nature of our cell therapies , it is difficult for us to predict or guarantee whether the FDA or other regulatory authorities will approve such requests or what further clinical or other data may be required to support an application for such accelerated approval procedures.

The process of obtaining marketing approvals, both in the United States and in countries outside of the United States, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the cell therapies involved. For example, clinical trials may be required in pediatric populations before any marketing approval can be obtained, which can be time consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical programs and clinical trials that will be required for regulatory approval varies depending on the cell therapy, the disease or condition that the cell therapy is designed to address, and the regulations applicable to any particular cell therapy. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a cell therapy’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. In addition, approval of our cell therapies could be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
●	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk: benefit profile for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our cell therapies may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	our manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our cell therapies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

It is possible that no cell therapies will ever obtain the appropriate regulatory approvals necessary to commercialize the TCR therapeutics. Any delay in obtaining, or failure to obtain, required approvals would materially adversely affect our ability to generate revenue from the particular cell therapy, which would result in significant harm to our business.

Obtaining and maintaining regulatory approval of our cell therapies in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our cell therapies in other jurisdictions.

Obtaining and maintaining regulatory approval of our cell therapies in one jurisdiction does not guarantee that we or our collaborators will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a SPEAR T-cell, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the SPEAR T-cell in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical programs or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a cell therapy must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we or our collaborators intend to charge for our cell therapies is also subject to approval.

We or our collaborators may also submit marketing authorization applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of cell therapies with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our cell therapies in certain countries. For example, in certain jurisdictions additional clinical trials in different patient populations may be required. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our cell therapies will be harmed.

We may seek breakthrough therapy or fast track designations and may pursue accelerated approval for some or all of our current SPEAR T-cells, but we may be unable to obtain such designations or, where obtained we may be unable to maintain breakthrough therapy designation or, obtain or maintain the benefits associated with such designations.

We obtained breakthrough therapy status in the United States and PRIME status in Europe for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. We have obtained RMAT designation (Regenerative Medicine Advanced Therapy designation) from the FDA for ADP-A2M4 in synovial sarcoma. We may seek breakthrough therapy or fast track designations for our other SPEAR T-cells in the United States or equivalent regulations elsewhere in the world.

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

In 2016, the EMA granted PRIME status to NY-ESO SPEAR T-Cell for the treatment of certain patients with metastatic synovial sarcoma who have received prior chemotherapy. We may apply for PRIME status for other of our SPEAR T-cell products. There can be no assurance that any application will be successful in obtaining PRIME status.

Even if we receive regulatory approval of our cell therapies, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense as well as significant penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our cell therapies.

Any regulatory approvals that we receive for our cell therapies will require surveillance to monitor the safety and efficacy of the cell therapy. The FDA may also require a risk evaluation and mitigation strategy in order to approve our cell therapies, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our cell therapies, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our cell therapies will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. We and our contract manufacturers will be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs. We must also comply with requirements concerning advertising and promotion for any cell therapies for which we obtain marketing approval. Promotional communications with respect to prescription drugs, including biologics, are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any cell therapies we develop for indications or uses for which they are not approved. Later discovery of previously unknown problems with our cell therapies, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our cell therapies. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In addition, if following any pivotal clinical trial we were able to obtain accelerated approval of any of our cell therapies, the FDA will require us to conduct a confirmatory trial or trials to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory trial or trials may not support the clinical benefit, which would result in the approval being withdrawn.

We may seek a conditional marketing authorization in Europe for some or all of our current cell therapies, but we may not be able to obtain or maintain such authorization.

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

Granting a conditional marketing authorization allows medicines to reach patients with unmet medical needs earlier than might otherwise be the case and will ensure that additional data on a product are generated, submitted, assessed and acted upon. Although we may seek a conditional marketing authorization for one or more of our cell therapies, the CHMP may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied. This would delay the commercialization of our cell therapies as we would have to wait for a complete data package before submitting the marketing authorization application.

We or our collaborators may not be able to obtain or maintain orphan drug exclusivity for our cell therapies.

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

There can be no assurance that any of our cell therapies will be eligible for orphan drug designation in the United States or in other jurisdictions or that it will obtain orphan drug marketing exclusivity upon approval or that we or GSK will not lose orphan drug designation for ADP-A2M4 or the NY-ESO SPEAR T-cell. Inability to obtain orphan drug designation for a specific cell therapy or loss of such designation for ADP-A2M4 or the NY-ESO SPEAR T-cell in the future would prevent any ability to take advantage of the financial benefits associated with orphan drug designation and would preclude us from obtaining marketing exclusivity upon approval, if any. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. The extent of market exclusivity which is obtained may also be affected if the indication for any relevant registration or pivotal trial is narrower than the orphan designation granted. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

The production of cell therapies is highly regulated and subject to constant inspection. The regulatory environment may also change from time to time. Any failure to comply with regulatory requirements, whether in the United States or in other countries in which our cell therapies are supplied, may result in investigation by regulatory authorities, suspension of regulatory authorizations and, as a result, suspension of clinical programs or ability to supply any of our cell therapies and potentially significant fines or other penalties being imposed in relation to any breach. Any failure may also harm our reputation and impact our ability going forward to obtain regulatory approvals for other cell therapies or require us to undertake additional organizational changes to minimize the risk of further breach. A failure to comply may apply to any part of our business, for example to the processes used for manufacture of our cell therapies (including the reliability of the process) or to the processes used for treatment of patients (including tracking of patient product and supply of patient specific product).

Because administration of cell therapies is patient-specific, the process requires careful handling of patient-specific products and fail-safe tracking, namely the need to ensure that the tracking process is without error and that patient samples are tracked from patient removal, through manufacturing and re-administration to the same patient. While such mechanisms are in place, should the tracking process fail, whether at our own facility, a third party facility or at any point in the manufacturing and supply process, a patient could receive another patient’s T-cells resulting in significant toxicity and potentially patient fatality. We will need to invest in enhanced systems, such as bar coding, to further ensure fail safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in significant toxicity and potentially patient fatality if a patient receives another patient’s T-cells. This risk may be increased where cell therapies are used in clinical programs that we do not control or sponsor and, should an error be made in the administration of our cell therapies in such clinical programs, this could affect the steps required in our own clinical programs and manufacturing process requiring the addition of further tracking mechanisms to ensure fail-safe tracking. The tracking systems required to further ensure safe patient administration may also require increased administration to satisfy other regulatory requirements, for example data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

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
●	The Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to: items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance issued by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. California and a few other states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

Risks Related to the Commercialization of Our SPEAR T-cells

The market opportunities for cell therapies may be limited to those patients who have failed prior treatments.

Initial approval of new cancer therapies may be limited to what is referred to as third-line use. Third-line treatment is the third type of treatment following initial, or first-line, treatment and second-line treatment, which is given when first-line treatment does not work or ceases working. However, cancer therapies may be used from the point at which cancer is detected in its early stages (first line) onward. Whenever the first-line therapy fails or the process is unsuccessful, second-line therapy may be administered, such as additional rounds of chemotherapy, radiation and antibody drugs or a combination of these treatments. If second-line therapies fail, patients are generally given the opportunity to receive third-line therapies, which tend to be more novel therapies. Our and our collaborators current clinical trials generally require that patients have received chemotherapy prior to enrollment. Depending upon the outcome of current trials, we or our collaborators may conduct future clinical trials using cell therapies for first-line therapy, but there can be no guarantee that clinical trials will be approved or that if approved such trials will lead to regulatory approval. If our cell therapies only receive third-line or second-line approval, the patient population into which we or our collaborators can supply our cell therapies will be significantly reduced, which may limit commercial opportunities.

In addition, our patient population may be derived from those who have previously failed checkpoint therapy, which may result in tumor resistance mechanisms which also impart resistance to our cell therapies and hence may reduce the effectiveness of our cell therapies.

Our estimates of the patient population that may be treated by our cell therapies is based on published information. This information may not be accurate in relation to our cell therapies and our estimates of potential patient populations could therefore be much higher or lower than those that are actually available or possible for commercialization. In addition, these estimates are based on assumptions about the number of eligible patients which have the peptide and HLA type targeted by the applicable cell therapy. Different patient populations will present different peptides according to their specific HLA type. HLA types vary across the patient population and, due to this variability, any therapy will initially only be suitable for treatment of patients expressing the particular HLA type presenting the relevant peptide. Current SPEAR T-cells have been developed for patients who are HLA A2 which will reduce the size of the patient population that can be treated unless we develop and we or our collaborators receive regulatory approval for cell therapies approved for additional HLA peptides.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our cell therapies, we may not be able to generate product revenue.

As an organization, we have never marketed or supplied commercial pharmaceutical or biologic products or therapies. We do not currently have a sales force and will need to grow and develop the sales function and associated support network if we are to supply cell therapies on a commercial basis. As our cell therapies proceed through clinical programs, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. This process may result in additional delays in bringing our cell therapies to market or in certain cases require us to enter into alliances with third parties in order to do so. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or even if we are able to do so, that they will result in effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from cell therapy sales may be lower than if we had commercialized our cell therapies ourselves. We also face significant competition in our search for third parties to assist us with the sales and marketing efforts of our cell therapies. Such competition may also result in delay or inability to supply cell therapies to particular countries or territories in the world which in turn will restrict the revenue that can be obtained from any cell therapy. Any inability on our part to develop in-house sales and commercial distribution capabilities or to establish and maintain relationships with third-party collaborators that can successfully commercialize any cell therapy in the United States or elsewhere will have a materially adverse effect on our business and results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our cell therapies.

We face an inherent risk of product liability as a result of the clinical testing of our cell therapies and our ongoing manufacture of cell therapies and will face an even greater risk upon any commercialization. For example, we may be sued if any of our SPEAR T-cells causes or is perceived to cause injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our cell therapies. Even a successful defense would require significant financial and management resources and, regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our cell therapies;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;

●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize our cell therapies; and
●	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable price to protect against potential product liability claims could also prevent or inhibit the commercialization of our cell therapies. We currently hold £15.0 million in clinical trial insurance coverage in the aggregate per year, with a per trial limit of £5.0 million. We also hold products and services liability insurance capped at £3.0 million in the aggregate and public liability insurance capped at £3.0 million per occurrence. These levels may not be adequate to cover all liabilities that we may incur. We may also need to increase our insurance coverage as we expand the scope of our clinical trials and commercialize any of our cell therapies. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Even if we or our collaborators obtain regulatory approval of our cell therapies, they may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of engineered T-cells and cell therapies more generally as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Additional factors will influence whether SPEAR T-cells are accepted in the market, including:

●	the clinical indications for which our cell therapies are approved;
●	physicians, hospitals, cancer treatment centers and patients considering the SPEAR T-cells as a safe and effective treatment;
●	the potential and perceived advantages of our cell therapies over alternative treatments;
●	the prevalence and severity of any side effects;
●	product labeling or prescribing information requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA;
●	the timing of market introduction of our cell therapies as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of coverage, adequate reimbursement and pricing by third-party payors and government authorities;
●	the willingness of patients to pay for cell therapies on an out-of-pocket basis in the absence of coverage by third-party payors and government authorities;
●	relative convenience and ease of administration as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

In addition, although we are not utilizing embryonic stem cells or replication competent vectors in our manufacturing process, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of cell therapies including SPEAR T-cells. If our cell therapies are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we or our collaborators will not be able to generate significant revenue.

Even if our cell therapies achieve market acceptance, we or our collaborators may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our cell therapies, are more cost effective or render our cell therapies obsolete.

Coverage and reimbursement may be limited or unavailable in certain market segments for cell therapies, which could make it difficult for us or our collaborators to sell cell therapies profitably.

Successful sales of cell therapies, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. In addition, because cell therapies represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from cell therapies.

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

Obtaining coverage and reimbursement approval of a cell therapy from a government or other third-party payor is a time-consuming and costly process which could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given cell therapy, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use cell therapies unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the cell therapy.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our cell therapies to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We intend to seek approval to market our cell therapies in both the United States and in selected jurisdictions. If we obtain approval in one or more foreign jurisdictions for our cell therapies, we will be subject to rules and regulations in those jurisdictions.

In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a cell therapy. In addition, market acceptance and sales of our cell therapies will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for the cell therapies and may be affected by existing and future health care reform measures.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the recently enacted U.S. Healthcare Reform Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our SPEAR T-cells and other cell therapies, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for cell therapies, if we or our collaborators obtain regulatory approval;
●	our or our collaborators’ ability to set a price that is fair for our cell therapies;
●	our or our collaborators’ ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Risks Related to Our Reliance Upon Third Parties

We rely on GSK in relation to the performance of programs under the GSK Collaboration and License Agreement and associated payments.

Performance of the GSK Collaboration and License Agreement and the extent to which further targets are nominated under that agreement depend on decisions taken by GSK. We have no control over whether GSK will elect to progress additional targets under the collaboration arrangements and therefore trigger additional payments from GSK under the GSK Collaboration and License Agreement. GSK also has the ability to influence or control decisions taken in relation to the development of any cell therapies covered by the agreement.

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

We rely on Universal Cells Inc in relation to the performance of collaboration agreements between us and Universal Cells Inc for the further development of ‘off-the-shelf’ cell therapies.

Development of allogeneic T-cell therapies and our ability to commercialize those allogeneic T-cell therapies may depend heavily on the performance of Universal Cells under the ongoing collaboration (the "Universal Cells Collaboration") and payments made by Universal Cells to us in relation to such development.

Under the Universal Cells Collaboration, the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Universal Cells will fund co-development up until completion of a Phase 1 trial for products directed to such target. Upon completion of the Phase 1 trial for a product, we and Universal Cells will elect whether to progress with co-development and co-commercialization of such product, or to allow the other party to pursue the candidate independently. If we progress with co-development and co-commercialization of a product, then each party will grant the other party a co-exclusive license to co-develop and co-commercialize such product in the field of T-cell therapy. If a product is developed solely by one party, then the other party will grant to the continuing party an exclusive license to develop and commercialize such product in the field of T-cell therapy. Universal Cells will also have the right to select two targets and develop allogeneic T-cell therapy candidates independently. Universal Cells will have sole rights to develop and commercialize these products, subject to necessary licenses and the payment of milestones and royalties. The targets to be developed and the resulting therapies to be developed are currently unknown and, to the extent being co-developed, will need to be agreed between us and Universal Cells.

Under the terms of the agreement, we have received an upfront payment of $50 million and may receive up to an additional $847.5 million in upfront, development and sales milestones together with up to $7.5 million in research funding per year and tiered royalties on net sales in the mid-single to mid-teen digits where Universal Cells takes cell therapy candidates forward unilaterally through development and commercialization. Where we take products forward unilaterally through development and commercialization, we may have to pay Universal Cells up to $552.5 million in development and sales milestones. In addition, Universal Cells would receive tiered royalties on net sales in the mid-single to mid-teen digits. To the extent that we and Universal Cells co-develop and co-commercialize any therapies, we will equally share the costs of such co-development and co-commercialization, with the resulting profits from co-commercialization also shared equally. There is no guarantee that any research funding, development or sales milestones or product royalties or any other sums will become due or payable to us at any time or on the time frames currently expected.

Universal Cells has a right to terminate programs under the Universal Cells Collaboration and the agreement in whole or in part for convenience, on provision of prior written notice. Termination may impact not only our requirement for additional investment or capital but also the timeframes within which current research and development programs (including clinical programs) can be performed or whether we can continue to perform those research and development programs at all. Termination may also impact our ability to access and use certain Universal Cells technology within our own allogeneic platform and products arising from that platform.

Any research or development plan agreed upon between Universal Cells and us may be unsuccessful or fail to result in therapies that are feasible for further development or commercialization. In addition, milestone payments and research funding may not be paid or may be varied where any research or development plan is amended or where any research or development plan is terminated prior to completion. There is no guarantee that any payments due or payable on commercialization of products under the Universal Cells Collaboration will be due or payable at any time or on the timeframes currently expected. The timing for commercialization of any products under the Universal Cells Collaboration is currently unknown and will depend on the targets selected and the type of allogeneic T-cell therapy being developed.

Any research and development plans for allogeneic T-cell therapies under the Universal Cells Collaboration will be subject to change as a result of risks inherent with the development of any pharmaceutical, biological or gene therapy product. Changes may be agreed to expand or change the scope of the collaboration or the responsibilities of the parties under the collaboration. Changes to the development plans or agreement may impact the timing and extent of milestone payments, the amount of research funding received, the nature of the relationship with Universal Cells or the scope of the collaboration. Delay in performance of responsibilities under any research or development plan could impact our ability to progress T-cell therapies through research and development, including where Universal Cells delays the performance of any of its responsibilities. In addition, risks identified during the Universal Cells Collaboration may impact the development of our own allogeneic therapies outside of the collaboration with Universal Cells.

Universal Cells has the ability to influence or control certain decisions relating to the development of therapies covered by the Universal Cells Collaboration. This ability could result in delays to the research and development programs covered by the collaboration or changes to the scope of those programs, including the disease indications relevant to such clinical programs. Under the Universal Cells Collaboration, restrictions apply to the ability of either party to independently develop or commercialize certain competing T-cell therapies directed to the same targets as those nominated under the collaboration. In addition, Universal Cells or its affiliates may have competing internal or commercial interests which could impact our collaboration or Universal Cells' decision to take any clinical programs forward to the next stage. This could increase the costs required to further develop or commercialize any therapy or impact on our ability to take any therapy into further development and commercialization.

The relationship with Universal Cells could also result in disputes arising between us and Universal Cells, which could result in costly arbitration or litigation and could adversely impact the progress of research and development programs or progress of such clinical programs.

Commercialization of any cell therapies arising from the Universal Cells Collaboration additionally requires a license from iPS Academia Japan, Inc under certain intellectual property rights owned by IPS Academia Japan, Inc. Although licenses are available, there is no assurance that the license can be obtained on commercially acceptable terms.

We rely heavily on ThermoFisher and the technology that we license from them.

The ability to use the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells is important to our ongoing ability to offer SPEAR T-cells. In December 2012, we entered into a series of license and sub-license agreements with Life Technologies Corporation (now part of ThermoFisher), such agreements having been amended as of November 2019. These agreements provide us with a field-based non-exclusive license under certain intellectual property rights owned or controlled by ThermoFisher in relation to the methods of use of the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells and enable transfection of the T-cells with any TCR genes to manufacture our TCR products and use and sell those TCR products to treat cancer, infectious disease and/or autoimmune disease. We also have a field-based non-exclusive sub-license under certain other patents which cover the method of use of the Dynabeads® CD3/CD28 and are controlled by ThermoFisher under a head-license from the University of Michigan, the United States Navy and the Dana-Farber Cancer Institute.

In June 2016, we entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025.

ThermoFisher has the right to terminate the above described agreements for material breach or insolvency. On termination of the license agreements, the supply agreement will also automatically terminate. If ThermoFisher terminates the exclusive license, sub-license and supply agreements or otherwise refuses or is unable to supply the Dynabeads® product, we will have to seek an alternative source of the beads or develop an alternative process methodology to enable supply of our cell therapies.

We rely on third parties to manufacture and supply our cell therapies and to develop next generation cell therapies, and we may have to rely on third parties to produce and process our cell therapies, if approved.

We currently rely partly on outside contract manufacturing organizations (“CMOs”) and other third parties to provide services related to the manufacture, supply, and processing of our cell therapies. If one or more of these third parties become unable or unwilling to continue to manufacture our cell therapies (including any raw or intermediate material required for the manufacture of our cell therapies) or provide their services in the future, we may be forced to find an alternative third-party service provider, which we may not be able to do on commercially reasonable terms, if at all. Failure to identify a suitable alternative service provider could impact our business, financial condition or results of operations.

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

In addition, a new manufacturer would have to be educated in, and develop substantially equivalent processes for, production of our cell therapies after receipt of any applicable regulatory approval.
●	We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.
●	Our third-party manufacturers might be unable to timely formulate and manufacture our cell therapies or produce the quantity and quality required to meet our clinical trial and commercial needs, if any.
●	With any new manufacturing process or new CMO we will need to transfer the manufacturing process or new process to that CMO. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our cell therapies and obtain marketing approval for our cell therapies.
●	Introduction of new raw material or intermediate material manufacturers, such as CMOs for vectors, may require comparability testing to be carried out to show that the manufacturing process and end material is comparable to the currently used manufacturing process and/or material. Any inability to show comparability or delay in comparability testing may result in delays to the supply of the affected materials and as a result delays to clinical trials.
●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost. Even where CMOs fail to manufacture our cell therapies successfully, it may not be possible to achieve re-manufacture quickly or without expending resources or additional costs.
●	Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our cell therapies. In addition, contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.
●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA, and other comparable foreign regulators and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our cell therapies. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change a different process.
●	Our third party manufacturers may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis. This could delay or prevent release of our cell therapies and as a result delay clinical trials and patient treatment.
●	Our third-party manufacturers could breach or terminate their agreement with us.

●	Our third-party manufacturers may cease to be able to do business with us (whether for insolvency or other reasons, including takeover, merger or acquisition) at a time when we are unable to source such manufacture elsewhere or at our own manufacturing facility.
●	Increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors which are outside of our control or which may be imposed by our CMOs. For example moving to commercial phase manufacture usually incurs increased cost and qualification requirements at our CMOs. Such costs may be prohibitive, or such activities may not be able to be performed within appropriate timelines.

Certain raw materials or precursor materials used in the manufacture and supply of our cell therapies may come from sole source or limited source suppliers. For example, there are currently a limited number of third party manufacturers within the United States that can supply us with our lentiviral delivery vector and ThermoFisher is currently the only supplier of the Dynabeads® CD3/CD28 technology. Should such suppliers be unable to supply or manufacture such raw materials or precursor materials either at all or within required timescales we may be unable to supply our cell therapies or such supply may be significantly delayed. Inability to obtain such raw materials or precursor materials may also necessitate changes in the manufacturing process used for supply of our cell therapies. Such changes to the manufacturing process may need to be developed internally or by a third party and may also require additional regulatory approvals to be obtained before they can be used for the manufacture and supply of our cell therapies for clinical trials.

In addition, we are focusing manufacture of our cell therapies at a single manufacturing site, namely our Navy Yard facility. Should the Navy Yard facility be unable to manufacture our cell therapies for any reason, including natural disaster, contamination or for any regulatory reason, we may be unable to supply cell therapies for our clinical trials unless we can procure manufacture from a third party manufacturer. There is no assurance that we will be able to procure manufacture from a third party manufacturer or that such manufacture will be provided within the timescales we require or at an acceptable price. Any change in manufacturer used to produce our cell therapies requires notification to regulatory authorities which can be time consuming. There is no assurance that regulatory authorities will agree that any change in manufacturer is acceptable or that the processes used at such manufacturer are comparable to the processes previously used and additional evidence of comparability may be required.

Our contract manufacturers are also subject to the same risks we face in developing our own manufacturing capabilities, as described above. Each of these risks could delay our clinical trials, the approval, if any, of our cell therapies by the FDA or the commercialization of our cell therapies or result in higher costs or deprive us of potential product revenue. We have insurance to cover certain costs and expenses related to business interruption, which is capped at £3.0 million in the aggregate.

In addition, we will rely on third parties to perform release tests on our cell therapies prior to delivery to patients. If these tests are not appropriately performed and test data is not reliable, patients could be put at risk of serious harm. For example, if the HLA testing is not accurate then a patient without the correct HLA-type could be provided with incompatible cell therapies and as a result such patient could suffer severe side effects or fatality.

We also rely on certain third parties to assist us in the future development of cell therapies including next generation SPEAR T-cells and manufacture and supply of SPEAR T-cells for patient administration. For example, we have research collaborations with Noile-Immune and Alpine Immune Sciences in which we are looking to develop next generation cell therapy approaches. As with any research and development program there is no guarantee of the success of such program or that such program will be carried out by us or our collaborators within the timescales we currently anticipate.

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

In addition, many of the patents relating to our underlying core technology in TCR engineering, are co-owned by us and Immunocore pursuant to a separate assignment and license agreement. Under this agreement, both Immunocore and Adaptimmune utilize the jointly owned patents and know-how, with Adaptimmune focused on the treatment of patients with engineered SPEAR T-cells and Immunocore focused on the treatment of patients with soluble TCRs. Under the agreement, each of Immunocore and Adaptimmune grants the other an exclusive, royalty-free, irrevocable license, with the right to sub-license, to certain jointly owned patents and know-how. However, there is the potential that Immunocore could develop a soluble TCR product targeting the same cancer target that one of our cell therapies is targeting, and therefore compete directly with us.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our cell therapies.

We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical programs and sponsored clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs and trial sites (either directly or through a third party consultant), which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we do not have day-to-day control of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocols and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for cell therapies in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations and guidelines, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing authorization applications. We cannot provide assurances that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of subjects. Our failure or any failure by these third parties to comply with these regulations or to support BLA for approval of any of our cell therapies for the treatment of a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties which could be limited, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical trials and preclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug or biologic development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize our cell therapies. As a result, our financial results and the commercial prospects for our cell therapies would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which can materially impact our ability to meet our timelines for bringing our cell therapies to market, if at all.

We rely on third parties to obtain reagents and raw materials.

The manufacture of our cell therapies requires access to a number of reagents and other raw materials from third parties. Such third parties may refuse to supply such reagents or other raw materials or alternatively refuse to supply on commercially reasonable terms. There may also be capacity issues at such third-party suppliers that impact our ability to increase production of our cell therapies.

Some of the materials used in the manufacture and processing of our cell therapies may only be supplied by one or a few vendors, which means that, should those vendors be unable to supply, for whatever reason, our ability to manufacture cell therapies and progress cell therapies through clinical trials could be severely impacted and result in additional delays. Such failure to supply could also impact other supply relationships with other third parties and potentially result in additional payments being made or required in relation to such delays. In addition, where any raw material or precursor material (including, for example, lentiviral delivery vector, medium or other essential raw material) is currently supplied by one or a few vendors, replacing such raw material or precursor or finding alternative vendors may not be possible or may significantly impact on the timescales for manufacture and supply of our cell therapies. Even where alternative materials or precursors or alternative vendors are identified, such alternative materials, precursors or vendors will need to be properly assessed, validated and qualified and additional regulatory approvals may also need to be obtained all of which could result in significant delays to the supply of our cell therapies or an inability to supply our cell therapies within anticipated timescales, if at all.

We rely on third parties for equipment and components necessary to manufacture our cell therapies.

As we further develop our manufacturing process, the manufacture of our cell therapies may require access to specialized or customized equipment and components from third parties. Such third parties may refuse to supply such equipment and components or alternatively refuse to supply on commercially reasonable terms. There may also be capacity issues at such third-party suppliers that impact our ability to manufacture our cell therapies.

Some of the equipment and components used in the manufacture and processing of our cell therapies may only be supplied by one or a few vendors, which means that, should those vendors be unable to supply, for whatever reason, our ability to manufacture cell therapies and progress cell therapies through clinical trials could be severely impacted and result in additional delays. While other equipment and components may be available to perform the same or similar operational steps, such alternative equipment and components may be less efficient, more costly, and may result in production delays that may detrimentally impact timescales for the manufacture and supply of our cell therapies. Even where alternative equipment and components are available, such alternatives will need to be properly assessed, validated and qualified and additional regulatory approvals may also need to be obtained all of which could result in significant delays to the supply of our cell therapies or an inability to supply cell therapies within anticipated timescales, if at all.

We have formed and may form or seek collaboration agreements or enter into additional licensing arrangements with third parties and either fail to realize the benefits of such relationships or incur substantial additional costs in performing such relationships.

We have formed and may form or seek further third party alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development, manufacturing and commercialization efforts with respect to our SPEAR T-cell therapies and any future products. For any of these third party alliances we are reliant on performance of a third party to achieve the end aims of the alliances. For example, we have a collaboration agreement with Universal Cells Inc. (“Universal”) under which Universal is required to perform certain collaboration activities. Any delays in the performance of these activities or any requirement to amend or modify those activities will result in delay to the overall program. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. There is no guarantee that such third party relationships will result in any positive improvements to our SPEAR T-cells, cell therapies or associated manufacturing processes or that performance of such third party relationships will occur in accordance with expected timelines. Such third party alliances may result in us incurring additional costs or requiring additional resources over and above the costs and resources committed to those alliances. In addition, we face significant competition in seeking appropriate partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish third party arrangements for our cell therapies which may impact our ability to further develop our cell therapies or delay the further development of our cell therapies.

Risks Related to Our Intellectual Property

Our cell therapies could be at risk of biosimilar development.

Expedited routes or abbreviated procedures for obtaining regulatory approval for products aiming to target the same cancer peptide as any SPEAR T-cells or any of our cell therapies may be available to third parties, which we cannot control or prevent. For example, third parties could develop affinity-enhanced TCRs binding to the same targets and regulatory authorities may accept that they are interchangeable with our corresponding SPEAR T-cells and, as a result, grant regulatory approval for such competing products. Entry into the market of such competing products may impact the price of SPEAR T-cells and the extent of commercialization possible in relation to such SPEAR T-cells.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of our cell therapies. The scope and validity of patents in the pharmaceutical field involve complex legal and scientific questions and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our cell therapies and technology. Filing, prosecuting and defending patents throughout the world would be prohibitively expensive, so our policy is to patent technology in jurisdictions with significant commercial opportunities. However, patent protection may not be available for some of the cell therapies or technology we are developing. If we must spend significant time and money protecting or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business results of operations and financial condition may be harmed. We may not develop additional proprietary products that are patentable.

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

Any loss of, or failure to obtain, patent protection could have a material adverse impact on our business. Enforcement of patents may also be cost prohibitive and we may be unable to prevent competitors from entering the market with products that are similar to or the same as our cell therapies. This is particularly the case where third parties are using T-cell therapies falling within the scope of our patents in clinical trials. It may not be possible to enforce our patents against such third parties during the course of those clinical trials.

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

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely, in part, on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection, or failure to adequately protect our intellectual property, could enable competitors to develop generic products or use our proprietary information to develop other products that compete with our SPEAR T-cells or other cell therapies or have additional, material adverse effects upon our business, results of operations and financial condition.

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

There is a substantial amount of litigation, both within and outside the United States, involving patents and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we or our third party suppliers are infringing upon patents, trademarks, copyrights, or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us or any third-party proprietary technologies we have licensed. If we or our third party suppliers were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including triple damages if the infringement is found to be willful, suspend the manufacture of certain of our cell therapies or reengineer or rebrand our cell therapies, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time- consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined to enter into a valid non-disclosure or assignment agreement for any reason, we may not own an invention or intellectual property rights and may not be adequately protected. Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our cell therapies, we have not conducted a full freedom-to-operate search or analysis for such cell therapies, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our cell therapies. Thus, we cannot guarantee that we can successfully commercialize our cell therapies in a way that will not infringe any third party’s intellectual property.

Licenses may be required from third parties in relation to any of cell therapies developed or commercialized by us.

We may identify third-party intellectual property rights that are required to enable the further development, commercialization, manufacture or development of our SPEAR T-cells. Licenses to such intellectual property rights may or may not be available on commercial terms that are acceptable to us. As a result we may incur additional license fees for such intellectual property rights, or the cost and expenses to identify an alternative route for commercialization, that does not require the relevant third-party intellectual property rights, or the cost and diversion of resources required to challenge any such third party intellectual property rights. For example, commercialization of iPSC derived ‘off-the-

shelf’ cell therapies are likely to require a license from iPS Academia Japan Inc under intellectual property rights covering the generation of iPSC cell lines.

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

Where we license patent rights or technology from a third-party, control of such third party patent rights may vest in the licensor, particularly where the license is non-exclusive or field restricted. This may mean that we are not able to control or affect the scope of the claims of any relevant third-party patent or have control over any enforcement of such a patent. Where a licensor brings an enforcement action, this could negatively impact our business or result in additional restrictions being imposed on the license we have and the scope of such license or result in invalidation or limitation of the scope of the licensed patent. In addition, should we wish to enforce the relevant patent rights against a third person, we may be reliant on consent from the relevant licensor or the cooperation of the licensor. The licensor may refuse to bring such action and leave us unable to restrict competitor entry into the market.

Issued patents protecting our SPEAR T-cells or other cell therapies could be found invalid or unenforceable if challenged in court or at the USPTO.

If we or one of our collaborators initiate legal proceedings against a third party to enforce a patent protecting one of our SPEAR T-cells or cell therapies, the defendant could counterclaim that the patent protecting our cell therapy, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our cell therapies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection for our cell therapies. Such a loss of patent protection could have a material adverse impact our business, financial condition and results of operations.

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

Our ability to protect our intellectual property rights in territories outside of the United States may vary and thus affect our ability to obtain revenue from our cell therapies.

Filing, prosecuting and defending patents on our cell therapies in all countries throughout the world would be prohibitively expensive, and the extent of intellectual property rights may be less extensive than those which can be obtained in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Related to Employee Matters and Managing Growth

We depend upon our key personnel and our ability to attract and retain employees.

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our Chief Executive Officer; Dr. Helen Tayton-Martin, our Chief Business Officer; William Bertrand, our Chief Operating Officer; John Lunger, our Chief Patient Supply Officer and Dr. Elliot Norry, our Senior Vice President and Chief Medical Officer. Michael Garone is serving as our Interim Chief Financial Officer through March 31, 2020. Gavin Wood has been appointed to serve as our Chief Financial Officer effective from April 1, 2020. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees in the United Kingdom, these employment agreements provide for a mutual nine months’ notice period in the case of Dr. Tayton-Martin and Mr. Wood; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Rawcliffe, Mr. Bertrand and Mr. Lunger must provide 60 days’ written notice and our senior vice-presidents, including Dr. Norry, must provide 30 days’ written notice. This means that any of our employees in the United States, except for Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger and our senior vice-presidents, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. The uncertainty around the impact of the U.K.s exit from the European Union (“Brexit”) may make it more difficult to retain and to continue to attract employees into our U.K. facilities.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2019, we had 400 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize our SPEAR T-cells will depend, in part, on our ability to retain employees and effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing growth activities and the resourcing of replacement employees in the event employees leave. For example, competition for employees able to perform manufacturing activities in the cell therapy area is increasing as more companies develop their own manufacturing capabilities. Should we be unable to retain key manufacturing employees, this could impact on our ability to manufacture cell therapies for our clinical trials or result in delays to patient treatment.

We also rely on third parties to provide certain of our manufacturing and quality capabilities. See “Risks Related to Our Reliance Upon Third Parties.”

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our cell therapies and, accordingly, may not achieve our research, development, and commercialization goals.

We have our own manufacturing facility which may result in increased costs being incurred by the company

During 2017, we opened a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, Pennsylvania and have started manufacturing SPEAR T-cells for use in our clinical trials. We cannot guarantee that the regulatory authorities, in particular the FDA, will continue to approve our ability to manufacture SPEAR T-cells or other cell therapies at the Navy Yard facility.

Our ability to successfully manufacture our own cell therapies at the Navy Yard facility within a reasonable period of time and within currently projected costs is dependent on a number of factors including:

●	our ability to recruit the required employees at a suitable level and experience and within required timescales and to maintain employment of such required employees;
●	our ability to obtain regulatory approval for the facility and for the manufacture of cell therapies at the facility and to satisfy regulatory authorities on an ongoing basis;
●	our ability to manufacture cell therapies reliably and reproducibly and to timescales sufficient to support required patient administration;
●	our ability to manufacture cell therapies in compliance with the applicable regulatory requirements, including requirements applicable in both the United States and European Union;
●	our ability to develop internal quality controls and processes sufficient to enable manufacture and supply of cell therapies at our Navy Yard facility;
●	our ability to establish comparability with currently used manufacturing processes and for such comparability data to be accepted by the appropriate regulatory authorities; and
●	our ability to be able to fund the ongoing development including equipment requirements necessary for successful manufacture of cell therapies at our facility.

Any delay or failure in manufacture at our facility could result in delays to the supply of cell therapies for our clinical programs. Should any of our third party manufacturers also cease to be able to supply cell therapies at a time where our own manufacturing facility is unable to produce cell therapies for use in our clinical programs or is unable to produce cell therapies at the required level, then we will be unable to support such clinical programs until alternative manufacturing capability is secured.

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

We cannot guarantee that we will be successful in manufacturing cell therapies at all or in a manner that complies with regulatory requirements. For example, there is a risk that any cell therapies we manufacture are contaminated or are otherwise incorrectly manufactured resulting in injury or death to any patient receiving those cell therapies. Such failure could result in a halt being placed on manufacture at our Navy Yard facility. We may also face difficulties in properly tracking and administering our cell therapies to patients, again potentially resulting in injury or death to any patient receiving those cell therapies.

We may also be unable to support use of our own manufacturing facility together with third party suppliers and become the sole supply for our cell therapies. Any inability to supply SPEAR T-cells at the required levels and to the required specifications, will result in delays to clinical trials and may result in holds being applied to such clinical trials.

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

●	CAR-T in hematological malignancies: Engineered T-cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the U.S. Food and Drug Administration (“FDA”) Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the European Medicines Agency (EMA) in the European Union. More recently, Kymriah™ has been approved by the MHLW in Japan. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Arcellx, Atara Bio, Autolus, Baylor College of Medicine, bluebird bio, CASI Pharmaceuticals, Celyad, Celgene (now part of Bristol-Myers Squibb), Cellectis, CRISPR Therapeutics, Fate Therapeutics, Janssen (JNJ with Nanjing Legend), Juno Therapeutics (a Bristol-Myers Squibb company), Kite Pharma (Gilead), Linea Rx, Mustang Bio, Novartis, Precigen, Refuge Biotechnologies Inc, Servier, Sorrento Therapeutics, Xenetic Biosciences, Xyphos (a wholly owned subsidiary of Astellas) and Ziopharm Oncology.
●	CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Celgene (now part of Bristol-Myers Squibb; with Obsidian Therapeutics) Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte (a Novartis Company), Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics (a Bristol-Myers Squibb company), Lyell Immunopharma (with GSK), MaxCyte, Memorial Sloan Kettering Cancer Center, Minerva Biotechnologies, Mustang bio, OncoSec Immunotherapies, Oncternal Therapeutics, Poseida Therapeutics, Precigen, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme, Tmunity, Xyphos (a wholly owned subsidiary of Astellas).
●	CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards suitable antigen targets. Another area of development is the creation of CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19, BCMA, NY-ESO-1, p53 and WT1. A number of pharmaceutical, biotechnology, and academic institutions are researching and developing CARs & TCRmimics targeting the peptide-HLA complex, including but not limited to: Adicet Bio / Regeneron, Altor Bioscience, Cancer Research Technology/CRUK, Eureka Therapeutics, Gritstone Oncology, MorphoSys, Xencor and Ziopharm Oncology.
●	TCR T-cells: TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: AFP, CD20, HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MART1, NRAS, NY-

ESO-1, p53, PRAME, TGFβRII frameshift antigen WT1, as well as personalized neoantigens. Juno Therapeutics (a Bristol-Myers Squibb company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other TCR-focused competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus, Atreca, Baylor College, Bellicum, BioNTech (with Eli Lilly), bluebird bio, BlueSphere bio, Captain T cell, Celgene (now part of Bristol-Myers Squibb; with Immatics), Cellular Biomedicine Group Inc, Cell Medica Ltd, Cytovant Sciences, Ervaxx, GigaMune, GSK, HighPass Bio (an Elevate bio company), Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc. (with Ospedale San Raffaele), Juno Therapeutics (a Bristol-Myers Squibb company), Kiromic, Kite Pharma (Gilead), Lion TCR LTD, MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics, PACT Pharma, Parker Institute, Refuge Biotechnologies Inc., Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR Cure, T-Cure, TCR x immunotherapies, T-Knife, Tmunity, TScan Therapeutics, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

There are a number of different approaches being developed for allogeneic or “off-the-shelf” immunotherapy products including stem-cell derived products, HLA-matched products, healthy-donor derived products and use of cells with no or limited HLA type (for example GammaDelta T-cell, or NK cells). Competitors include Allogene Therapeutics (with Notch Therapeutics), Century Therapeutics (with FujiFilm Cellular Dynamics), City of Hope (with Mustang Bio), Editas, Fate Therapeutics, Takeda (in collaboration with CiRA), Thyas, Editas, UCLA and T-CiRA.

In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating other cell-based approaches, including the potential of GammaDelta T-cell, CAR-Macrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocytes (MILs), Multi-tumor-associated antigen (TAA)-specific T-cells and virus-specific T-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Achilles Therapeutics, Adicet Bio, Arsenal bio, Atara Bio, Aurora BioPharma, Cell Medica, Cellular Biomedicine Group Inc, CytomX, Celgene (now part of Bristol-Myers Squibb), Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Genocea, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), KSQ Therapeutics, MD Anderson Cancer Center, Multimmune, NantKwest, NexImmune, Nkarta, Sorrento Therapeutics, Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio), Torque Therapeutics, Unum Therapeutics, WindMIL Therapeutics and Ziopharm Oncology. Although Immunocore is focused on soluble TCRs rather than engineered cell therapies, we could also face competition from Immunocore if it develops or acquires products directed at the same targets or indications as our TCR therapeutic product candidates. Moreover, many of our employees have come from a shared background within Immunocore and there is an awareness within Immunocore of certain of our confidential information on the technology platform controlled through confidentiality agreements. This knowledge could be used by Immunocore to facilitate its own developments or to target competitive products against our products placing it in a preferable position as compared to third party competitors.

The United Kingdom’s withdrawal from the European Union could lead to increased market volatility, which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

The United Kingdom formally exited the European Union, commonly referred to as Brexit, on January 31, 2020. Under the terms of its departure, the United Kingdom will enter a transition period during which it will continue to follow all European Union rules and the trading relationship will remain the same. The transition period is scheduled to end on December 31, 2020. The long-term effects of Brexit will depend on the agreements and arrangements the United Kingdom negotiates with the European Union including whether and to what extent it will retain access to the European Union markets following the transition period. There will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe as these negotiations continue to unfold. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. Depending on the final terms of the agreements and arrangements negotiated with the European Union, we may also face new regulatory costs and challenges that could have a material adverse effect on our operations, including the potential for a delay in our clinical progress and approvals in Europe. In particular, we could be subject to increased regulatory requirements in relation to the procurement, supply and transport of our end products, apheresis product used to manufacture end product and samples taken during clinical trials. There may be increased requirements for additional resources, procedures or licenses to facilitate the performance of our clinical trial protocols for example in relation to the release of our cell therapies, which are manufactured outside of the European Union, for use within the European Union. Given the uncertainty created by Brexit, we may find it more difficult to recruit and retain staff from the European Union and certain staff may choose to seek employment in other European Union countries rather than remain in the United Kingdom.

As a result of the foregoing developments, and in the absence of any clear indication that any agreement or arrangement with the European Union will contain a contrary requirement, we have already appointed our CROs to act as European Union legal representatives to act on our behalf in accordance with Article 19 of the European Union Clinical Trials Directive (Directive 2001/20/EC). We have also appointed quality representatives within the European Union to ensure our therapies can be released for use in the European Union in our clinical trials. Depending on the final terms of any agreements of arrangements there may be an impact on movement of goods between the European Union and the United Kingdom and additional requirements may apply prior to use of our products within the European Union.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. In addition, it is not entirely clear how to apply the income test to a company like us, which for any particular taxable year may have gross income that is either entirely passive or that significantly exceeds any active gross income, but the overall losses of which from research and development activities exceed the overall amount of its gross income for that year. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, although not free from doubt, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2019. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

Investors should consult their own tax advisors regarding our PFIC status for any taxable year and the potential application of the PFIC rules to an investment in our ADSs or ordinary shares.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In addition, we have registered an aggregate of 151,248,915 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of December 31, 2019, an aggregate of 51,953,196 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes the facilities we lease as of December 31, 2019, including the location and size of the facilities, and their primary use.

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

As of December 31, 2019, all of the above sites were utilized by the Company with the exception of our facilities in Abingdon, Oxfordshire, of 46,017 sq ft, which are not currently occupied after completion of external works in November 2018.

We believe that our existing facilities are adequate for our near-term needs, but we expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space will be available as required in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

As of December 31, 2019, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

The Company’s ADSs each represent six ordinary shares of Adaptimmune Therapeutics plc. The ADSs have been listed on Nasdaq since May 6, 2015 and are traded under “ADAP”. As of February 24, 2020, there were approximately 26 holders of record of our ordinary shares, par value £0.001 per share, and approximately 10 holders of record of our ADSs. The closing sale price per ADS on Nasdaq on February 24, 2020 was $3.58.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2019.

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.   Selected Financial Data

Not applicable because the Company is a smaller reporting company.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors.

Our proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables us to identify cancer targets, find and genetically engineer T-cell receptors (‘‘TCRs’’) against those targets, and produce therapeutic candidates (‘‘SPEAR T-cells’’) for administration to patients. Using our affinity engineered TCRs, we aim to become the first company to have a TCR T-cell approved for the treatment of a solid tumor indication.

Update on Clinical Pipeline Progress

Wholly owned SPEAR T-cells

ADP-A2M4—Multiple Indications: Clinical trials are ongoing with our ADP-A2M4 SPEAR T-cell in multiple indications. In addition, planning is ongoing for initiation of a clinical trial combining ADP-A2M4 with a PD-1 / PD-L1 pathway inhibitor in 2020.

●	A Phase 1 clinical trial in multiple tumor indications, namely urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS completed enrollment in early 2020.
●	A Phase 2 clinical trial has been initiated in synovial sarcoma and MRCLS. The trial will take place at sites in the United States, Canada and Europe. The trial will include up to 60 patients at a selected dose of up to 10 billion transduced ADP-A2M4 SPEAR T-cells. Primary responses will be assessed by overall response rate by RECIST v1.1. The lymphodepletion regimen will be fludarabine (30mg/m2/day) for 4 days and cyclophosphamide (600 mg/m2/day) for 3 days.
●	A radiation sub-study under the Phase 1 clinical trial is continuing at the MD Anderson Cancer Center. The sub-study will treat up to 10 patients and has a primary endpoint of safety, with RECIST v1.1 responses being a secondary endpoint. The radiation is a low dose radiation and is administered to lesions or isocenters prior to lymphodepletion.

ADP-A2AFP - Hepatocellular Carcinoma: We continue dosing patients in our Phase 1, open-label, dose-escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (‘‘AFP’’) therapeutic candidate for the treatment of hepatocellular carcinoma, or HCC. The trial is open in the United States, United Kingdom and the European Union. Patients are now enrolling in Cohort 3 and are being treated with target doses of 5 billion SPEAR T-cells (range 1.2 to 6 billion).

ADP-A2M4CD8—SURPASS Trial: Enrollment has started in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. The SURPASS trial will enroll up to 30 patients across multiple solid tumor indications. Similar to our other trials, the SURPASS trial will include dose escalation.

ADP-A2M10: Two Phase 1 clinical trials were conducted with ADP-A2M10 for the treatment of (i) NSCLC, and (ii) urothelial, melanoma and head and neck cancers in the United States, Canada, the United Kingdom and Spain. Enrollment in these trials closed as planned in 2019.

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

Recent Events Since December 31, 2019

On January 13, 2020, the Company entered into a co-development and co-commercialization agreement with Astellas Pharma, Inc. (the “Astellas Collaboration Agreement”). The Company received an upfront payment of $50.0 million in January 2020 under the agreement and will receive research funding of up to $7.5 million per year from the start of research programs under the agreement. Additional milestones are possible under the agreement, but these are dependent on the success of the development and commercialization of research and products.

On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020 of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of approximately $89.8 million.

Financial Operations Overview

New standards

On January 1, 2019, we adopted new accounting guidance on lease recognition, which has been codified within Accounting Standard Codification Topic 842, Leases (“ASC 842”). We adopted the guidance using the modified retrospective approach, with the cumulative effect of initially applying the guidance recognized as an adjustment to the opening balance of equity at January 1, 2019. Therefore, the comparative information for the year ended December 31, 2018 and as of December 31, 2018 has not been adjusted and continues to be reported under previous guidance. The effect on the accumulated deficit, total stockholders’ equity and net assets as at January 1, 2019 was $0. The adoption of ASC 842 has had a material impact on our financial statements. At January 1, 2019 we recognized right-of-use assets and liabilities for operating leases following the adoption date of $22.2 million and $26.9 million respectively and derecognized $4.7 million of other liabilities and prepayments that had been recognized under previous guidance.

Revenue

At December 31, 2019, the Company had one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement. The Company received $3.2 million in 2019 following the nomination of the target and development of products to this target commenced in the year ended December 31, 2019. The development of products to the third target is a separate performance obligation. Revenue associated with this performance obligation is recognized as the development of products to the target progresses.

Future revenues will depend on the progress of the development programs within the Collaboration and License Agreement, GSK’s progress with the NY-ESO program, and progress of development programs within the Astellas Collaboration Agreement, which are difficult to predict.

Research and Development Expenses

Research and development expenses consist principally of the following:

●	salaries for research and development staff and related expenses, including benefits;
●	costs for production of compounds and drug substances for use in preclinical testing and clinical trials;

●	fees and other costs paid to contract research organizations in connection with additional preclinical testing and the performance of clinical trials;
●	costs associated with the development of a process to manufacture and supply our lentiviral vector and SPEAR T-cells for use in clinical trials;
●	costs for clinical sites and patients
●	costs to develop manufacturing capability at our U.S. facility for manufacture of SPEAR T-cells for use in clinical trials;
●	costs relating to facilities, materials and equipment used in research and development;
●	costs of acquired or in-licensed research and development which does not have alternative future use;
●	amortization and depreciation of property, plant and equipment and intangible assets used to develop our SPEAR T-cells; and
●	share-based compensation expenses;

offset by:

●	reimbursements from government grants; and
●	reimbursable tax and expenditure credits from the U.K. government.

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

General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including benefits;
●	business development expenses, including travel expenses;
●	professional fees for auditors, lawyers and other consulting expenses;
●	costs of facilities used for general and administrative use, communication, and office expenses;
●	information technology expenses;
●	amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and
●	share-based compensation expenses.

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

Until May 2018, our U.K. subsidiary with a pound sterling functional currency held our investments in marketable securities, which were predominately denominated in U.S. dollars. The entire change in the fair value of a foreign currency-denominated security, including the change due to foreign exchange, was included in other comprehensive income. At the end of May 2018, our investments in marketable securities were transferred from our

U.K. based subsidiary to the ultimate parent company, Adaptimmune Therapeutics plc, which reduced the potential for foreign exchange gains or losses arising on these investments.

Our U.K. subsidiary has an intercompany loan balance in U.S dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Beginning on July 1, 2019, the intercompany loan was considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. Since July 1, 2019, the foreign exchange gain or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive income (loss).

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We incur tax losses and tax credit carryforwards in the United Kingdom. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward to be offset against future taxable profits, however this is restricted to an annual £5.0 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. There are accumulated tax loss carry forwards and tax credit carryforwards in the United Kingdom amounting to $249.8 million and $0.7 million as of December 31, 2019. These tax losses and tax credit carryforwards do not expire.

We benefit from reimbursable tax credits in the United Kingdom through the SME R&D Tax Credit Scheme as well as the RDEC Scheme which are presented as a deduction to research and development expenditure.

Our subsidiary in the United States has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 21% for the year ended December 31, 2019. Due to its activity in the United States, and the sourcing of its revenue, our U.S. subsidiary is not currently subject to any state or local income taxes.

We also benefit from tax credits arising through the Credit for Increasing Research Activities (“Research Tax Credit”) under the U.S. Internal Revenue Code and the U.S. Orphan Drug Credit. There are accumulated tax credit carryforwards in the United States amounting to $5.7 million as of December 31, 2019. These tax credit carryforwards expire after 20 years.

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

Results of Operations

Comparison of Year Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018, together with the changes to those items (in thousands):

	Year ended
	December 31,
	2019	2018	Increase/decrease
Development revenue	$1,122	$20,391	$(19,269)	(94)%
License revenue	—	39,114	(39,114)	(100)%
Total revenue	1,122	59,505	(58,383)	(98)%
Research and development (including losses accrued on firm purchase commitments of $5,000 and $-)	(97,501)	(98,269)	768	(1)%
General and administrative expenses	(43,391)	(43,601)	210	(0)%
Total operating expenses	(140,892)	(141,870)	978	(1)%
Operating loss	(139,770)	(82,365)	(57,405)	70%
Interest income	2,772	2,849	(77)	(3)%
Other income (expense), net	75	(15,501)	15,576	(100)%
Loss before income taxes	(136,923)	(95,017)	(41,906)	44%
Income taxes	(242)	(497)	255	(51)%
Loss for the period	$(137,165)	$(95,514)	$(41,651)	44%

Revenue

Revenue decreased by $58.4 million to $1.1 million in the year ended December 31, 2019 compared to $59.5 million for the year ended December 31, 2018.

The revenue recognized for the year ended December 31, 2019 is due to development work of products to the third target nominated by GSK under the Collaboration and License Agreement. The development and license revenue for the year ended December 31, 2018 was recognized due to the performance under the NY-ESO transition program and the PRAME development plan, which were completed in 2018.

Future revenues will depend on the progress of the third target program, the development of programs for additional targets, and GSK’s progress with the NY-ESO program, which are difficult to predict. We estimate that the remaining $2.1 million of revenue from the $3.2 million received following nomination of the third target should be recognized by the end of 2020 as development progresses.

Research and development expenses

Research and development expenses decreased by $0.8 million to $97.5 million for the year ended December 31, 2019 from $98.3 million for the year ended December 31, 2018. Our research and development expenses comprise the following (in thousands):

	Year ended
	December 31,
	2019	2018	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$63,240	$60,590	$2,650	4%
Subcontracted expenditure	32,788	41,580	(8,792)	(21)%
Manufacturing facility expenditure	6,754	4,848	1,906	39%
Accrued purchase commitments	5,000	—	5,000	NA
Share-based compensation expense	3,812	8,340	(4,528)	(54)%
Payments for in-process research and development	4,556	210	4,346	2,070%
Reimbursements for research and development tax and expenditure credits and government grants	(18,649)	(17,299)	(1,350)	8%
	$97,501	$98,269	$(768)	(1)%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net decrease in our research and development expenses of $0.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

●	an increase of $2.7 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, due to a combination of factors including wage inflation, increased temporary staff costs, and an increase in the average number of employees engaged in research and development from 320 to 322
●	a decrease of $8.8 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses. This was primarily driven by a decrease in subcontracted expenses and clinical trial costs due to the transfer of NY-ESO to GSK in 2018
●	an increase in expenditure of $1.9 million on manufacturing due to increased activity at our U.S. facility in Philadelphia and the development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, United Kingdom
●	an increase of $5.0 million in accrued purchase commitments, which relate to the supply of the Dynabeads® CD3/CD28 technology. Management considered that there is sufficient uncertainty surrounding the future utility of the Dynabeads, which is dependent upon current clinical trial plans, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the purchase commitment being recognized in Research and Development expenses in the period. Further details of the purchase commitment can be found in Note 9 of the Consolidated Financial Statements.
●	a decrease of $4.5 million in share-based compensation expense due to forfeitures of share options
●	an increase of $4.3 million in payments for in-process research and development after entering into collaboration agreements relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. on May 14, 2019 and with Noile-Immune Biotech, Inc. on August 26, 2019; and

●	an increase in reimbursements for research and development tax and expenditure credits and government grants of $1.4 million due to an increase in eligible R&D expenditure and more costs falling within the UK SME R&D scheme.

Our subcontracted costs for the year ended December 31, 2019 were $32.8 million, compared to $41.6 million in the same period of 2018, of which $18.5 million related to process development for our SPEAR T-cell platform and the remaining $14.3 million related to our wholly owned pipeline, including ADP-A2M4, ADP-A2M10 and ADP-A2AFP. Our research and development expenses are highly dependent on the phases and progression of our research projects and future clinical trial results and therefore fluctuate from period to period.

General and administrative expenses

General and administrative expenses remained flat at $43.4 million for the year ended December 31, 2019 compared to $43.6 million in the same period in 2018. These expenses are not expected to vary as significantly expenses associated with the Company’s other operating activities; however, the level of such expenses may vary with the success of the Company’s clinical pipeline and any expansion of operations.

Interest income

Interest income was $2.8 million for the year ended December 31, 2019 compared to $2.8 million for the year ended December 31, 2018. Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities.

Other income (expense), net

Other income (expense), net was income of $0.1 million for the year ended December 31, 2019 compared to an expense of $15.5 million for the year ended December 31, 2018. Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, and intercompany loans held in U.S. dollars by our U.K. subsidiary other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future. Beginning on July 1, 2019, the intercompany loan was considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive income (loss).

Income taxes

Income tax expense decreased to $242,000 for the year ended December 31, 2019 from $497,000 for the year ended December 31, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to December 31, 2019, we have raised:

●	$513.8 million of proceeds from issues of equity, net of issue costs;
●	$151.4 million upfront fees, milestones and exercise fees under our GSK Collaboration and License Agreement;

●	$2.8 million of income in the form of government grants; and
●	$40.4 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents, short-term deposits and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

On January 13, 2020, the Company entered into a co-development and co-commercialization agreement with Astellas Pharma Inc. The Company received an upfront payment of $50.0 million in January 2020 under the agreement and will receive research funding of up to $7.5 million per year. In addition, on January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020 of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of approximately $89.8 million.

As of December 31, 2019, we had cash and cash equivalents of $50.4 million and Total Liquidity of $89.5 million. We believe that our Total Liquidity, combined with the upfront payment and the recently completed public offering of ADSs described above, will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into the second half of 2021.

During the year ended December 31, 2019, the Company incurred a net loss of $137.2 million, used cash of $112.5 million in its operating activities, and generated revenues of $1.1 million. The Company has incurred net losses in most periods since inception, and it expects to incur operating losses in foreseeable future periods.

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2019 and 2018 (in thousands).

	Year ended
	December 31,
	2019	2018
Net cash used in operating activities	$(112,507)	$(104,388)
Net cash provided by (used in) investing activities	94,945	(17,457)
Net cash provided by financing activities	366	102,690
Cash, cash equivalents and restricted cash	54,908	72,476

Operating Activities

Year ended December 31, 2019 compared to December 31, 2018

Net cash used in operating activities increased by $8.1 million to $112.5 million for the year ended December 31, 2019 from $104.4 million for the year ended December 31, 2018. Net cash used in operating activities is significantly impacted by the timing of milestone payments received from GSK under the GSK Collaboration and License Agreement. In the year ended December 31, 2019, we received $3.2 million of milestone payments from GSK compared to $30.2 million in the year ended December 31, 2018. Excluding cash inflows from the GSK milestone payments and the associated VAT, the cash used in operations decreased in the year ended December 31, 2019. This was primarily due to higher subcontracted expenditure being incurred in 2018 under the GSK Collaboration Agreement.

Components of cash flows from operating activities

Net cash used in operating activities of $112.5 million for the year ended December 31, 2019 comprised a net loss of $137.2 million offset by $4.7 million of favorable changes in operating assets and liabilities and noncash items of $20.0 million. The noncash items consisted primarily of depreciation expense on plant and equipment of $7.2 million, amortization of intangibles of $0.8 million, share-based compensation expense of $11.1 million, and unrealized foreign exchange losses of $1.1 million.

Net cash used in operating activities of $104.4 million for the year ended December 31, 2018 comprised a net loss of $95.5 million and $45.3 million of adverse changes in operating assets and liabilities offset by noncash items of $36.5 million. The noncash items consisted primarily of depreciation expense on plant and equipment of $7.2 million, share-based compensation expense of $16.2 million and a realized loss on marketable securities of $2.5 million and unrealized foreign exchange losses of $9.7 million.

Investing Activities

Net cash provided by investing activities was $94.9 million for the year ended December 31, 2019 compared to net cash used in investing activities of $17.5 million for the year ended December 31, 2018.

Net cash provided by investing activities in the year ended December 31, 2019 included purchases of property and equipment of $1.6 million, acquisition of intangibles of $1.5 million, investment in marketable securities with maturities greater than three months but less than 12 months of $27.3 million, offset by cash inflows from maturity or redemption of marketable securities with maturities greater than three months but less than 12 months of $125.3 million. The Company invests surplus cash and cash equivalents in marketable securities. In the year ended December 31, 2019, the investments in marketable securities were reduced to fund the Company’s ongoing operations.

Net cash used in investing activities in the year ended December 31, 2018, included purchases of property and equipment of $3.9 million, acquisition of intangibles of $0.8 million, and investment in marketable securities with maturities greater than three months but less than 12 months of $150.8 million, offset by cash inflows from maturity or redemption of marketable securities with maturities greater than three months but less than 12 months of $138.0 million. In the year ended December 31, 2018, the Company invested surplus cash, including net proceeds from issuance of shares in marketable securities.

Financing Activities

Net cash provided by financing activities was $0.4 million and $102.7 million for the years ended December 31, 2019 and 2018, respectively.

Net cash provided by financing activities for the year ended December 31, 2019 consisted of proceeds from exercise of share options of $0.4 million. As disclosed previously, the Company completed a successful equity offering in January 2020.

Net cash provided by financing activities for the year ended December 31, 2018 consisted of $99.7 million net of issuance costs of $0.3 million, raised through a registered direct offering in September 2018 and proceeds from exercise of share options of $3.0 million.

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

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$50,412	$68,379
Marketable securities	39,130	136,755
Total Liquidity	$89,542	$205,134

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall liquidity, financial flexibility, capital structure and leverage. The definition of Total Liquidity includes marketable securities, which are highly liquid and available to use in our current operations.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC other than operating leases as described in Note 9 of the consolidated financial statements included in Item 15 of this Annual Report.

Contractual Obligations

Operating lease obligations

Operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, United Kingdom, and Philadelphia, United States.

In May 2017, we entered into an agreement for the lease of a building at Milton Park, Oxfordshire, United Kingdom. The lease term expires on October 23, 2041, with termination options exercisable by us on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.

Purchase obligations

Purchase obligations include signed orders for capital equipment, clinical materials and contract manufacturing, which have been committed but not yet received and committed funding under the MD Anderson strategic alliance. The timing of the payments may vary depending on the rate of progress of development and clinical trial enrollment rates. Future clinical trial expenses are not considered purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

On September 26, 2016, we announced that we had entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer. We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as ADP-A2M4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we committed at least $19.6 million to fund studies. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,325,000 in the year ended December 31, 2018. Payment of this funding is contingent on mutual agreement to study orders under the alliance agreement and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain.

On June 16, 2016, we entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads® CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of our affinity enhanced T-cell therapies. The supply agreement runs until December 31, 2025. Under the supply agreement, we are required to purchase our requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of five years and there are also minimum purchasing obligations (which have been included in the purchase obligations above). ThermoFisher has the right to terminate the supply agreement for material breach or insolvency. There are minimum purchasing obligations of $5.0 million, $2.5 million of which payable in 2020 and $2.5 million of which is payable in 2021, and Adaptimmune has recognized these commitments within Research and development expense in the Statement of operations for the year ended December 31, 2019 (further details of this are provided in Note 9 of the Financial Statements).

Other obligations

On August 26, 2019, we entered into a collaboration and license agreement relating to the development of next-generation SPEAR T-cell products with Noile-Immune Biotech Inc (“Noile-Immune”). An upfront exclusive license option fee of $2.5 million was paid to Noile-Immune in 2019. This has been recognized within Research and Development in the Consolidated Statement of Operations for the year ended December 31, 2019. Under the agreement, development and commercialization milestone payments up to a maximum of $312 million may be payable if all possible targets are selected and milestones achieved. Noile-Immune would also receive mid-single-digit royalties on net sales of resulting products.

On May 14, 2019, we entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences Inc (“Alpine”). We paid an upfront exclusive license option fee of $2.0 million to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288 million, which may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2.0 million and the payments for ongoing research are recognized within Research and development. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

On November 25, 2015, we entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. We paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and further milestone payments of $0.2 million and $0.9 million were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as at January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $38.4 million if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.

In 2012, we entered into a series of license and sub-license agreements with Life Technologies Corporation, part of ThermoFisher that provide us with a field-based exclusive license under certain intellectual property rights owned or controlled by ThermoFisher. We paid upfront license fees of $1.0 million relating to the license and sublicense agreements and are obligated to pay minimum annual royalties (in the tens of thousands of U.S. dollars prior to licensed product approval and thereafter at a level of 50% of running royalties in the previous year), milestone payments and a low single-digit running royalty payable on the net selling price of each licensed product.

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

Revenue Recognition

The Company has one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second target, PRAME, the NY-ESO License, and following its nomination in 2019, a third target under the Agreement.

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

●

whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies or the customer;

●	whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;

●	whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and

●	the complexity and inherent uncertainty underlying the achievement of the milestone.

The determination of whether future milestones are probable requires significant judgment and the impact of a change in the determination of whether a milestone is probable is recognized in the period the judgment is revised. This can significantly impact the revenue recognized. In the year ended December 31, 2018, revenue of $10.4 million, was recognized due to development milestones becoming probable in the period. No significant changes to this assessment of the probability of further milestones being met in relation to GSK’s development of NY-ESO occurred during the year ended December 31, 2019. As the development program progresses and the uncertainties underlying the milestones resolve, further milestones may become probable.

Upfront payments are allocated between the performance obligations using the Company’s best estimate of the relative selling price of each performance obligation. The best estimate of the selling price is determined after considering all reasonably available information, including internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program. The variable consideration is allocated to the performance obligation to which it relates.

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company satisfied the performance obligations relating to the transition of the NY-ESO SPEAR T-cell program and the development of a second target, PRAME, over time and recognized revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The NY-ESO transition and the PRAME pre-clinical development program were completed in 2018.

The performance obligation relating to the NY-ESO License was recognized at a point-in-time, upon commencement of the license in September 2018.

In 2019, GSK has nominated its third target under the Collaboration and License Agreement. Development of products to this target commenced in the year ended December 31, 2019, and the Company received $3.2 million following the nomination of the target. The development of products to the third target is a separate performance obligation, for which revenue expected to be recognized by the end of 2020 as the development progresses. $1.1 million of revenue related to this target was recognized in the year ended December 31, 2019. Future revenues will depend on the progress of the development programs within the Collaboration and License Agreement, and GSK’s progress with the NY-ESO program, which are difficult to predict.

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

As of December 31, 2019, we have $4.0 million of clinical materials, of which we expect to consume $1.5 million within the next 12 months and the remaining amount over the next several years. At each reporting date, we consider whether the Dynabeads on-hand and committed purchase obligations are impaired due to excess quantity over current forecast demand by considering manufacturing forecasts, forecasts of clinical trial enrollments, stability testing results, technological developments and future development programs. There are minimum purchasing obligations of $5.0 million, $2.5 million of which payable in 2020 and $2.5 million of which is payable in 2021. Management regularly updates the assessment of the utility of the Dynabeads, and in the year ended December 31, 2019, considers that there is sufficient uncertainty surrounding the utility of the Dynabeads, which is dependent upon current study trajectories, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the $5.0 million purchase commitment being recognized in Research and development.

Operating Leases (Incremental Borrowing Rate)

Since the rates implicit in our leases are not readily determinable, we use the Company’s incremental borrowing rates (the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment) based on the information available at commencement date in determining the discount rate used to calculate the present value of lease payments. As we have no external borrowings, the incremental borrowing rates are determined using information on indicative borrowing rates that would be available to us based on the value, currency and borrowing term provided by financial institutions, adjusted for company and market specific factors.

Although we do not expect our estimates of the incremental borrowing rates to generate material differences within a reasonable range of sensitivities, judgement is involved in selecting an appropriate rate, and the rate selected for each lease will have an impact on the value of the lease liability and corresponding right-of-use (ROU) asset in the Consolidated Balance Sheets.

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

U.S. Research Tax Credits and Orphan Drug Credit

In 2018, the Company estimated that it would benefit from Research Tax Credits and Orphan Drug Credits of $2.0 million for the year ended December 31, 2018, of which $0.7 million would offset taxes in the year ended December 31, 2018. As of December 31, 2019, the Company estimated that it will benefit from Research Tax Credits and Orphan Drug Credits of $1.8 million for the year ended December 31, 2019, of which $0.6 million will offset taxes in the year ended December 31, 2019. Although we do not expect our estimates to be materially different from amounts claimed, if our estimates of the qualifying expenditure differ from the amount claimed, we may report amounts that are too high or too low in any particular period.

Deferred taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2019, we have deferred tax assets of $62.9 million, offset by deferred tax liabilities of $3.7 million and a valuation allowance of $59.2 million.

A valuation allowance is provided when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Future realization of the tax benefit of a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period available under the tax law. The Company considers the following possible sources of taxable income when assessing whether there is sufficient taxable income to realize a tax benefit for deductible temporary differences and carryforwards:

●	future reversals of existing taxable temporary differences;
●	future taxable income exclusive of reversing temporary differences and carryforwards;
●	taxable income in prior carryback year(s) if carryback is permitted under the tax law; and
●	tax-planning strategies.

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

The U.S. subsidiary has generated taxable income since the fiscal year ended June 30, 2014 due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is forecast to generate taxable income in future periods. In determining whether the deferred tax asset is more-likely-than-not of being recognized, the Company has taken into account the short history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions. Several of the temporary deductible differences reverse over a long time period, such as those relating to share-based compensation expense, which the Company forecasts are likely to reverse predominately in 2020 and beyond. The Company considers that forecasting taxable income beyond the next few years is very subjective due to the nature and extent of the development process subcontracted from the Company in the United Kingdom to the U.S. subsidiary. Less weight has been given to forecasts of taxable income beyond the next few years. The deferred tax asset arising in the United States is only considered more-likely-than-not of being realized to the extent that there are available reversing temporary taxable differences. The Company’s analysis is subject to estimates and judgments particularly relating to the timing of the reversal of temporary deductible differences for stock compensation expense and the availability of future taxable income beyond the next few years, which depend on the nature and extent of the subcontract development work performed by the U.S. subsidiary.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide information in response to this item under Item 10(f) of Regulation S-K, Securities Act Rule 405, Exchange Act Rule 12b-2 and Rule 3-05 of Regulation S-X.

Item 8.  Supplementary financial information

Smaller reporting companies are not required to provide information in response to this item under Item 10(f) of Regulation S-K, Securities Act Rule 405, Exchange Act Rule 12b-2 and Rule 3-05 of Regulation S-X.

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

Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonably assurance of achieving their control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included in Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

In January 2019, the Company has adopted new guidance on lease accounting, which has been codified within Accounting Standard Codification Topic 842, Leases (“ASC 842”). As a consequence of the new guidance, the Company has implemented several new internal controls.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

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

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1*	Articles of Association of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 3.1 to our Form 8-K filed with the SEC on June 16, 2016)

4.1*	Form of certificate evidencing ordinary shares (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form F-1 (file no: 333-203267)).

4.2*

Form of Deposit Agreement among Adaptimmune Therapeutics plc, Citibank, N.A., as the depositary bank and Holders and Beneficial Owners of ADSs issued thereunder (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form F-1 (file no: 333-203267)).

4.3*	Form of American Depositary Receipt (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form F-1 (file no: 333-203267)).

4.4**	Description of the Registrant’s Securities.

10.1*†

Collaboration Agreement, dated January 5, 2018, between Adaptimmune Limited and Cell Therapy Catapult Limited (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018).

10.2*†

Collaboration Agreement dated May 14, 2019 between Adaptimmune Limited and AIS Operating Co., Inc., f/k/a Alpine Immune Sciences, Inc. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 1, 2019).

10.3*†

Collaboration agreement dated as of August 26, 2019, by and between Adaptimmune Limited and Noile-Immune Biotech, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 27, 2019).

10.4**† †	Collaboration and License Agreement, dated January 13, 2020, by and between Universal Cells, Inc. and Adaptimmune Limited.

10.5**† †	Amended and Restated Research Collaboration and License Agreement, dated January 13, 2020, by and between Adaptimmune Limited and Universal Cells, Inc. and effective as of November 25, 2015.

10.6**† †	First Amendment to Commercial Development and Supply Agreement, dated November 23, 2019, between Adaptimmune Limited and Life Technologies Corporation and effective as of November 18, 2019.

10.7*†

Commercial Development and Supply Agreement, dated June 16, 2016, by and between Life Technologies Corporation and Adaptimmune Limited and effective as of June 1, 2016 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 8, 2016).

10.8*†

Strategic Alliance Agreement, dated September 23, 2016, by and between Adaptimmune LLC and The University Of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.11 to our Form 10-Q filed with the SEC on November 10, 2016).

Exhibit Number	Description of Exhibit
10.9*	Employment Agreement dated as of January 13, 2020 by and between Adaptimmune, LLC and Elliot Norry (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 13, 2020).

10.10*	Senior Vice President Severance Policy dated December 4, 2019 (incorporated by reference to Exhibit 10.2 to our Form 8 K filed with the SEC on January 13, 2020).

10.11*	Employment Agreement dated as of August 1, 2019 by and between Adaptimmune, LLC and John Lunger (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 1, 2019).

10.12*	Employment Agreement dated as of June 26, 2019 by and between Adaptimmune, LLC and Adrian Rawcliffe (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 26, 2019).

10.13*	James Noble Letter Agreement dated June 26, 2019 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on June 26, 2019).

10.14*	James Noble Variation Agreement dated June 26, 2019 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on June 26, 2019).

10.15*	James Noble Letter of Appointment dated June 26, 2019 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on June 26, 2019).

10.16*

Letter of Appointment dated July 5, 2018 and effective from July 5, 2018 between the Company and John Furey (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on July 6, 2018).

10.17*	Employment Agreement dated as of March 15, 2017 by and between Adaptimmune, LLC and William Bertrand (incorporated by reference to Exhibit 99.2 to our Form 8-K filed with the SEC on March 15, 2017).

10.18*	Service Agreement dated March 15, 2017 between Adaptimmune Limited and Helen Tayton-Martin (incorporated by reference to Exhibit 99.3 to our Form 8-K filed with the SEC on March 15, 2017).

10.19*

Executive Severance policy of Adaptimmune Therapeutics plc, dated March 10, 2017, and effective March 10, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017).

10.20*

Letter of Appointment, dated May 23, 2016 and effective June 23, 2016, between the Company and Barbara Duncan (incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the SEC on June 23, 2016).

10.21*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and David M. Mott (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 12, 2016).

Exhibit Number	Description of Exhibit
10.22*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and Lawrence M. Alleva (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on August 12, 2016).

10.23*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and Ali Behbahani (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on August 12, 2016).

10.24*

Letter of Appointment, dated August 9, 2016 and effective August 11, 2016, between the Company and Elliott Sigal (incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the SEC on August 12, 2016).

10.25*

Letter of Appointment, dated October 26, 2016 and effective November 1, 2016, between the Company and Giles Kerr (incorporated by reference to Exhibit 10.7 to our Form 10-Q filed with the SEC on November 10, 2016).

10.26*

Letter of Appointment, dated November 7, 2016 and effective November 14, 2016, between the Company and Tal Zaks (incorporated by reference to Exhibit 10.8 to our Form 10-Q filed with the SEC on November 10, 2016).

10.27*

Adaptimmune Therapeutics plc Company Share Option Plan, dated March 16, 2015, as amended on April 15, 2015, as further amended on January 13, 2016 (incorporated by reference to Exhibit 4.32 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.28*

Adaptimmune Therapeutics plc 2015 Share Option Scheme, dated March 16, 2015, as amended on April 15, 2015, January 13, 2016 and December 18, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018).

10.29*

Adaptimmune Therapeutics plc 2016 Employee Share Option Scheme, dated January 14, 2016, as amended on December 18, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018).

10.30*

Adaptimmune Limited Share Option Scheme (Incorporating Management Incentive Options), as amended on January 13, 2016 (incorporated by reference to Exhibit 4.28 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.31*

Adaptimmune Limited 2014 Share Option Scheme (Incorporating Enterprise Management Incentive Options), as amended on January 13, 2016 (incorporated by reference to Exhibit 4.29 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.32*

Adaptimmune Limited Company Share Option Plan, dated December 16, 2014, as amended on January 13, 2016 (incorporated by reference to Exhibit 4.30 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

Exhibit Number	Description of Exhibit
10.33*

Lease, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018).

10.34*

Rent Security Deposit Deed, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018)..

10.35*

Lease, dated October 24, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, Adaptimmune Limited and Adaptimmune Therapeutics plc relating to 60 Jubilee Avenue Milton Park (incorporated by reference to Exhibit 10.12 to our Form 10-Q filed with the SEC on November 10, 2016).

10.36*

Lease Agreement, dated July 28, 2015, between L/S 351 Rouse Boulevard, LP, and Adaptimmune LLC relating to 351 Rouse Boulevard, Philadelphia, Pennsylvania (incorporated by reference to Exhibit 4.14 to the Company’s Transition Report on Form 20-F filed with the SEC on October 13, 2015).

10.37*†

Amendment Agreement No. 6, dated July 20, 2018 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 2, 2018).

10.38*†

Amendment Agreement No. 5, dated September 7, 2017 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on November 2, 2017).

10.39*†

Amendment Agreement No. 2, dated February 2, 2016 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd (incorporated by reference to Exhibit 4.4 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.40*†

Amendment Agreement No. 1, dated May 8, 2015 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd (incorporated by reference to Exhibit 4.3 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.41*†

Collaboration and License Agreement, dated May 30, 2014 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (file no: 333-203267)).

14.1*	Code of Business Conduct and Ethics of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 14.1 to our Form 8-K filed with the SEC on July 20, 2017).

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form F-1 (file no: 333-203267)).

23.1**	Consent of KPMG LLP

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

Exhibit Number	Description of Exhibit
32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*     Previously filed.

**   Filed herewith.

†     Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of this exhibit, including the redacted terms, has been filed separately with the Securities and Exchange Commission.

††    Confidential treatment is being sought with respect to portions of this exhibit, which has been filed separately with the Securities and Exchange Commission. The confidential portions of this exhibit have been omitted and are marked by asterisks.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in Oxfordshire, England, on February 27, 2020.

ADAPTIMMUNE THERAPEUTICS PLC

By:	/s/ Adrian Rawcliffe
	Name:	Adrian Rawcliffe
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adrian Rawcliffe and Michael Garone, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 27, 2020, in the capacities indicated.

Signature	Title	Date

/s/ Adrian Rawcliffe	Chief Executive Officer and Director	February 27, 2020
Adrian Rawcliffe	(Principal Executive Officer)

/s/ Michael Garone	Interim Chief Financial Officer	February 27, 2020
Michael Garone	(Principal Accounting and Financial Officer)

/s/ David M. Mott	Chairman of the Board of Directors	February 27, 2020
David M. Mott

/s/ Lawrence M. Alleva	Director	February 27, 2020
Lawrence M. Alleva

/s/ Ali Behbahani, MD	Director	February 27, 2020
Ali Behbahani, MD

/s/ Barbara Duncan	Director	February 27, 2020
Barbara Duncan

/s/John Furey	Director	February 27, 2020
John Furey

/s/ Giles Kerr	Director	February 27, 2020
Giles Kerr

/s/ James Noble	Director	February 27, 2020
James Noble

/s/ Elliott Sigal, MD, PhD	Director	February 27, 2020
Elliott Sigal, MD, PhD

/s/ Tal Zaks, MD, PhD	Director	February 27, 2020
Tal Zaks, MD, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptimmune Therapeutics plc and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases, and changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the incremental borrowing rates used to measure the right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842.

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company recorded operating lease right-of-use (ROU) assets and operating lease liabilities of $22.2 million and $26.9 million, respectively, at January 1, 2019. The rate implicit in the lease is not readily determinable, therefore, the Company uses incremental borrowing rates to measure the present value of lease payments. The incremental borrowing rates are developed using information on indicative borrowing rates adjusted for company and market specific factors.

We identified the evaluation of incremental borrowing rates used to measure ROU assets and operating lease liabilities upon adoption of ASC Topic 842 as a critical audit matter. It required especially challenging auditor judgement and specialized skills and knowledge to assess the incremental borrowing rates since the company does not have any external borrowings.

The primary procedures we performed to address this critical audit matter included the following.

We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	Evaluating the Company’s indicative borrowing rate by comparing it to a borrowing rate independently developed using publicly available market data for comparable entities, and
●	Developing a synthetic credit rating which was adjusted for market data of comparable companies to determine an independent range of incremental borrowing rates. The synthetic credit rating approach compared financial ratios of the Company to the ratios of other comparable public companies with established credit ratings. The model determined a median value for each financial ratio at each credit rating and then a simple average score for each financial ratio was calculated to determine a range of overall credit ratings.

We performed sensitivity analyses by comparing the Company’s incremental borrowing rates to that of the independently developed range noted above to evaluate the impact on the Company’s measurement of the ROU assets and operating lease liabilities

Evaluation of clinical materials and related committed purchase obligation impairment analysis

As discussed in Notes 2, 5, and 10 to the consolidated financial statements, the Company has clinical materials of $4.0 million as of December 31, 2019 and a related accrued purchase commitments of $5.0 million, of which $2.5 million is payable in 2020 and $2.5 million is payable in 2021. The Company assesses the clinical materials and related committed purchase obligations for impairment at each reporting date and whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable, considering the on-hand materials and committed purchase obligations. During the year ended December 31, 2019 the Company recognized $5.0 million of accrued purchase commitments and research and development expense relating to the uncertainty surrounding the utilisation of clinical materials.

We identified the evaluation of clinical materials and related committed purchase obligations impairment analysis as a critical audit matter. A high degree of auditor judgement was required in assessing the Company’s assumptions within the manufacturing forecasts relating to the shelf life of clinical materials and forecasts of clinical trial enrollments used to estimate future clinical material utilization.

The primary procedures we performed to address this critical audit matter included the following:

●	We tested certain internal controls over the Company’s process for assessing the impairment of clinical materials and committed purchase obligations, including controls over the development of assumptions listed above to estimate future clinical material utilization.

●	We evaluated the Company’s ability to accurately estimate the clinical material utilization by comparing historically estimated future utilization to actual results.
●	We assessed the assumptions, listed above, in the impairment analysis through a combination of inquiry of finance and operations personnel and inspection of manufacturing budgets to assess the impact of clinical trial enrollment, current quantities on hand, and forecasted future demand of clinical materials.
●	We examined the Company’s assumption of shelf life of the clinical materials into the manufacturing forecasts by obtaining third party confirmations of stability testing results.
●	We performed sensitivity analyses of the clinical trial enrollments and the timeline to utilize the clinical materials to evaluate their impact on the Company’s clinical material impairment analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

KPMG LLP

Reading, United Kingdom
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics Plc:

Opinion on Internal Control Over Financial Reporting

We have audited Adaptimmune Therapeutics plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Reading, United Kingdom
February 27, 2020

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$50,412	$68,379
Marketable securities - available-for-sale debt securities	39,130	136,755
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	—	192
Other current assets and prepaid expenses (including current portion of clinical materials)	30,947	25,769
Total current assets	120,489	231,095

Restricted cash	4,496	4,097
Clinical materials	2,503	3,953
Operating lease right-of-use assets, net of accumulated amortization	20,789	—
Property, plant and equipment, net of accumulated depreciation	31,068	36,118
Intangibles, net of accumulated amortization	2,198	1,473
Total assets	$181,543	$276,736

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	6,357	4,083
Operating lease liabilities, current	2,493	—
Accrued expenses and other accrued liabilities	23,363	20,354
Deferred revenue	2,128	—
Total current liabilities	34,341	24,437

Operating lease liabilities, non-current	22,966	—
Other liabilities, non-current	598	5,414
Total liabilities	57,905	29,851

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 785,857,300 authorized and 631,003,568 issued and outstanding (2018: 701,103,126 authorized and 627,454,270 issued and outstanding)	943	939
Additional paid in capital	585,623	574,208
Accumulated other comprehensive loss	(7,264)	(9,763)
Accumulated deficit	(455,664)	(318,499)
Total stockholders' equity	123,638	246,885

Total liabilities and stockholders’ equity	$181,543	$276,736

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended
	December 31,
	2019	2018
Development revenue	1,122	20,391
License revenue	—	39,114
Total revenue	$1,122	$59,505
Operating expenses
Research and development (including losses accrued on firm purchase commitments of $5,000 and $-)	(97,501)	(98,269)
General and administrative	(43,391)	(43,601)
Total operating expenses	(140,892)	(141,870)
Operating loss	(139,770)	(82,365)
Interest income	2,772	2,849
Other income (expense), net	75	(15,501)
Loss before income taxes	(136,923)	(95,017)
Income tax expense	(242)	(497)
Net loss attributable to ordinary shareholders	$(137,165)	$(95,514)

Net loss per ordinary share - Basic and diluted
Basic and diluted	$(0.22)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	629,805,218	584,338,942

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended
	December 31,
	2019	2018
Net loss	$(137,165)	$(95,514)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	(9,478)	8,260
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0 and $0	11,783	—
Unrealized (gains) losses on available-for-sale debt securities
Unrealized holding gains on available-for-sale debt securities, net of tax of $0 and $0	207	1,145
Reclassification adjustment for (gains) losses on available-for-sale debt securities included in net loss, net of tax of $0 and $0	(13)	2,473

Total comprehensive loss for the period	$(134,666)	$(83,636)

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

				Accumulated other income
					Accumulated
				Accumulated	unrealized
				foreign	gains (losses)
				currency	on available-for-		Total
	Common	Common	Additional	translation	sale debt	Accumulated	stockholders’
	stock	stock	paid in capital	adjustments	securities	deficit	equity
Balance as of January 1, 2018	562,119,334	854	455,401	(17,867)	(3,774)	(231,630)	202,984
Cumulative effects of applying new accounting standards	—	—	—	—	—	8,645	8,645
Balance as of January 1, 2018 (adjusted)	562,119,334	854	455,401	(17,867)	(3,774)	(222,985)	211,629
Issuance of shares upon completion of registered direct offering	60,000,000	78	99,575	—	—	—	99,653
Issuance of shares upon exercise of stock options	5,334,936	7	3,030	—	—	—	3,037
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	8,260	—	—	8,260
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	—	—	—	1,145	—	1,145
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $0	—	—	—	—	2,473	—	2,473
Net loss	—	—	—	—	—	(95,514)	(95,514)
Share-based compensation expense	—	—	16,202	—	—	—	16,202
Balance as of December 31, 2018	627,454,270	939	574,208	(9,607)	(156)	(318,499)	246,885
Issuance of shares upon exercise of stock options	3,549,298	4	362	—	—	—	366
Other comprehensive loss before reclassifications	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(9,478)	—	—	(9,478)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	—	—	—	11,783	—	—	11,783
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	—	—	—	207	—	207
Reclassification from accumulated other comprehensive income of losses on available-for-sale debt securities included in net income, net of tax of $0	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(137,165)	(137,165)
Share-based compensation expense	—	—	11,053	—	—	—	11,053
Balance as of December 31, 2019	631,003,568	$943	$585,623	$(7,302)	$38	$(455,664)	$123,638

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(137,165)	$(95,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,172	7,188
Amortization	838	622
Share-based compensation expense	11,053	16,202
Realized (gain) loss on available-for-sale debt securities	(13)	2,473
Unrealized foreign exchange losses	1,076	9,747
Other	(185)	237
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(1,436)	(5,162)
(Increase) decrease in non-current operating assets	(1,450)	742
Increase (decrease) in payables and deferred revenue	7,603	(40,923)
Net cash used in operating activities	(112,507)	(104,388)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,592)	(3,910)
Acquisition of intangibles	(1,482)	(798)
Maturity or redemption of marketable securities	125,303	138,038
Investment in marketable securities	(27,284)	(150,787)
Net cash provided by (used in) investing activities	94,945	(17,457)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $0 and $347	—	99,653
Proceeds from exercise of stock options	366	3,037
Net cash provided by financing activities	366	102,690

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(372)	3,335
Net decrease in cash and cash equivalents	(17,568)	(15,820)
Cash, cash equivalents and restricted cash at start of period	72,476	88,296
Cash, cash equivalents and restricted cash at end of period	$54,908	$72,476

Supplemental cash flow information
Interest received	$3,426	$3,114
Income taxes paid	201	258

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom. Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors. The Company’s proprietary SPEAR (Specific Peptide Enhanced Affinity Receptor) T-cell platform enables it to identify cancer targets, find and genetically engineer T-cell receptors (“TCRs”) against those targets, and produce therapeutic candidates (“SPEAR T-cells”) for administration to patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a reliable commercial manufacturing process, the need to commercialize any T-cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $455.7 million as of December 31, 2019.

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

(b)          Use of estimates in financial statements

The preparation of financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, valuation allowances relating to deferred tax assets, revenue recognition, assessment of the utility of clinical materials, estimation of the incremental borrowing rate for operating leases, estimating clinical trial expenses and estimating R&D tax and expenditure credits. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(c)          Going concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

As of December 31, 2019, the Company had cash and cash equivalents of $50.4 million, marketable securities of $39.1 million, and stockholders’ equity of $123.6 million. On January 13, 2020, the Company entered into a co-development and co-commercialization agreement with Astellas Pharma Inc. and received an upfront payment of $50.0 million in January 2020 under the agreement. The Company is also entitled to receive research funding of up to $7.5 million per year. On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020 of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of approximately $89.8 million. These events resolved the conditions previously reported in our Form 10-Q for the three months ended September 30, 2019 that had raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the financial statements were issued.

During the year ended December 31, 2019, the Company incurred a net loss of $137.2 million, used cash of $112.5 million in its operating activities, and generated revenues of $1.1 million. The Company has incurred net losses in most periods since inception, and it expects to incur operating losses in future periods.

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. Although our financial statements have been prepared on a going concern basis, if the Company fails to obtain additional financing in future, this may raise substantial doubt over the Company’s ability to continue as a going concern in future reporting periods.

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

At the end of May 2018, the Company’s investments in marketable securities were transferred to the ultimate parent company, Adaptimmune Therapeutics plc, with a U.S. dollar functional currency, which reduced the potential for foreign exchange gains or losses arising on these investments.

The Company’s U.K. subsidiary has an intercompany loan balance in U.S dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Beginning on July 1, 2019, the intercompany loan was considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gain or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive income (loss).

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

Foreign exchange losses were $137,000 and $15,257,000 for the years ended December 31, 2019 and 2018, respectively, and are included within Other income (expense), net in the Consolidated Financial Statements.

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

(f)          Accumulated other comprehensive income (loss)

The following amounts were reclassified out of other comprehensive income (in thousands):

	Amount reclassified
	Year ended
	December 31,
Component of accumulated other comprehensive income	2019	2018	Affected line item in the Statement of Operations

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for (gains) losses on available-for-sale debt securities	$(13)	$2,473	Other income (expense), net

(g)          Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity at acquisition date of three months or less to be cash equivalents. Cash and cash equivalents comprise cash balances, commercial paper and corporate debt securities with maturities of three months or less at acquisition and short deposits with maturities of three months or less.

The Company’s restricted cash consists of cash providing security for letters of credit in respect of lease agreements and credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2019	2018

Cash and cash equivalents	$50,412	$68,379
Restricted cash	4,496	4,097
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$54,908	$72,476

(h)           Available-for-sale debt securities

As of December 31, 2019, the Company has the following investments in available-for-sale debt securities, which are categorized as cash equivalents or marketable securities – available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Cash equivalents:
Money market funds	Less than 3 months	$16,822	$—	$—	$16,822
		$16,822	$—	$—	$16,822

Marketable securities:
Corporate debt securities	Less than 3 months	$23,479	$7	$(1)	$23,485
Corporate debt securities	3 months to 1 year	15,613	32	—	15,645
		$39,092	$39	$(1)	$39,130

As of December 31, 2018, the Company had the following investments in available-for-sale debt securities, which are categorized as cash equivalents or marketable securities — available-for-sale debt securities on the balance sheet depending on their maturity at acquisition (in thousands):

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

At December 31, 2019, the Company has classified all of its available-for-sale debt securities, including those with maturities beyond one year, as current assets on the accompanying Consolidated Balance Sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities is measured at fair value at each reporting date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses, interest income and amortization of premiums and discounts at acquisition are included in other income (expense), net. In the year ended December 31, 2019 and 2018, proceeds from the maturity or redemption of available-for-sale debt securities were $125,303,000 and $138,038,000 respectively. There were realized gains (losses) of $13,000 and $(2,473,000) recognized on the maturity of available-for-sale debt securities during the year ended December 31, 2019 and 2018, respectively, primarily arising due to foreign exchange movements, and, as a result, the Company reclassified this amount out of accumulated other comprehensive loss for the same period.

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

The aggregate fair value (in thousands) and number of securities held by the Company in an unrealized loss position as of December 31, 2019 and 2018 are as follows:

	December 31, 2019			December 31, 2018
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities:
Corporate debt securities	$2,013	1	$(1)	$117,179	37	$(163)

As of December 31, 2019 and 2018, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. No securities have been in an unrealized loss position for more than one year. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

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

(i)           Accounts receivable

Accounts receivable are amounts due from customers. As of December 31, 2019 and 2018, the Company had one customer, which was GlaxoSmithKline, or GSK.

Management analyses current and past due accounts and determines if an allowance for uncollectible accounts is required based on collection experience and other relevant information. As of December 31, 2019 and 2018, the allowance for doubtful accounts is $nil. The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

(j)          Clinical materials

Clinical materials for use in research and development with alternative future use are capitalized as either other current assets or other non-current assets, depending on the timing of their expected consumption. The Company assesses whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. The Company also assesses whether there is an expected decline in the utility of materials to be purchased under future commitments at the end of each reporting period. Further information is disclosed in Note 9.

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

(l)        Intangibles

Intangibles primarily include acquired software licenses and third party software in development, which are recorded at cost and amortized over the estimated useful lives of approximately three years.

Intangibles are assessed for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

(m)Leases prior to the adoption of ASC 842 on January 1, 2019

Costs in respect of operating leases in the year ended December 31, 2018 prior to the adoption of ASC 842 were charged to the Consolidated Statement of Operations on a straight-line basis over the lease term. Rent holidays were recognized on a straight-line basis over the lease term (including any rent holiday period). Lease incentives, including leasehold improvement incentives or allowances, were recorded as deferred rent and amortized as reductions to lease expense over the lease term. Leasehold improvements made by a lessee that were funded by landlord incentives or allowances were recorded as leasehold improvement assets and amortized over the shorter of the useful life of the asset and the non-cancellable lease term.

Lease expenses amounted to $3,399,000 for the year ended December 31, 2018. These were recorded within research and development and general and administrative expenses in the Company’s Consolidated Statements of Operations.

(n)Leases after the adoption of ASC 842 on January 1, 2019

On January 1, 2019, the Company adopted a new standard, Accounting Standard Update 2016-02 – Leases, which is codified in ASC 842. The comparative financial information for the year ended December 31, 2018 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2 to the Consolidated Financial Statements included in the Annual Report.

The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to use, or control the use of, identified property, plant, or equipment for a period of time in exchange for consideration. Leases may be classified as finance leases or operating leases. All the Company’s leases are classified as operating leases as they were previously classed as these and the lease classification is not reassessed on adoption of ASC 842. Operating lease right-of-use (ROU) assets and operating lease liabilities recognized in the Consolidated Balance Sheet represent the right to use an underlying asset for the lease term and an obligation to make lease payments arising from the lease respectively.

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

In May 2017, the Company entered into an agreement for the lease of a building at Milton Park, Oxfordshire, United Kingdom. The term of the lease expires on October 23, 2041, with termination options exercisable by the Company on the fifth anniversary of the lease commencement date and at approximately five yearly intervals thereafter.

In September 2015, the Company entered into an agreement for a 25- year lease, with early termination options, for a research and development facility in Oxfordshire, United Kingdom. In October 2016, the Company entered into the lease for that facility following the completion of construction.

In July 2015, the Company entered into a 15 year lease agreement, with an early termination option at 123 months, for offices and research facilities in Philadelphia, United States. The lease commenced upon completion of construction in October 2016.

The Company has elected not to recognize a right-of-use asset and lease liability for short-term leases. A short-term lease is a lease with a lease term of 12 months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Operating lease costs are recognized on a straight-line basis over the lease term, and they are categorized within Research and development and General and administrative expenses in the Consolidated Statement of Operations. The operating lease cash flows are categorized under Net cash used in operating activities in the Consolidated Statement of Cash Flows.

(o)         Segmental reporting

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

(p)          Revenue

On January 1, 2018, the Company adopted new guidance on revenue recognition, which has been codified within ASC 606. During the year ended December 31, 2019, the Company had one contract with a customer, which is the GSK Collaboration and License Agreement. The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second and third target, and an exclusive license (the “NY-ESO License”) to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

In September 2017, GSK exercised its option to obtain the NY-ESO License and a detailed transition plan followed, identifying the steps needed to complete transition of the Investigational New Drug (IND) process with the Food and Drug Administration (FDA) for the NY-ESO SPEAR T-cell program to GSK. On July 23, 2018, the transition activities were substantially completed and the IND for the NY-ESO SPEAR T-cell program transferred to GSK.

GSK nominated a second target program for the PRAME target antigen, which was announced on 9 January 2017. The Company completed all work under this collaboration program in 2018. The program led to the development of a final lead candidate SPEAR T-cell directed to a specific peptide from the PRAME antigen. GSK and Adaptimmune agreed that the collaboration should not continue due to the peptide, to which the lead candidate was directed, not reaching GSK criteria.

In 2019, GSK has nominated its third target under the Collaboration and License Agreement. Development of products to this target commenced in the year ended December 31, 2019, and the Company received $3.2 million following the nomination of the target. The development of products to the third target is a separate performance obligation. Revenue allocated to this performance obligation is expected to be recognized by the end of 2020 as the development progresses. Future revenues will depend on the progress of the development programs within the Collaboration and License Agreement, and GSK’s progress with the NY-ESO program, which are difficult to predict.

There was no variable consideration at December 31, 2019. The Company determines the variable consideration to be included in the transaction price by estimating the most likely amount that will be received and then applies a constraint to reduce the consideration to the amount which is probable of being received. The determination of whether a milestone is probable includes consideration of the following factors:

●

whether achievement of a development milestone is highly susceptible to factors outside the entity’s influence, such as milestones involving the judgment or actions of third parties, including regulatory bodies or the customer;

●	whether the uncertainty about the achievement of the milestone is not expected to be resolved for a long period of time;

●	whether the Company can reasonably predict that a milestone will be achieved based on previous experience; and.

●	the complexity and inherent uncertainty underlying the achievement of the milestone.

Under the terms of the GSK Collaboration and License Agreement, the Company may also be entitled to development milestones. The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition, for any program multiple products may be developed to address different HLA-types. These amounts have not been included within the transaction price as of December 31, 2019 because they are not considered probable.

The Company may also receive commercialization milestones upon the first commercial sale of a product based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. These amounts have not been included within the transaction price as of December 31, 2019 because they are sales or usage-based royalties promised in exchange for a license of intellectual property, which will be recognized when the subsequent sale or usage occurs.

The payments to the Company under the contract are typically due upon achievement of milestones and within standard payment terms (approximating to 45 days). The contract does not include a significant financing component.

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company satisfies the performance obligations relating to the development of each target over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company considers that this depicts the progress of the project, where the significant inputs are internal project resource and third-party clinical and manufacturing costs. The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project. The Company makes a detailed estimate of the costs-to-complete on an annual basis as part of the Company’s budgeting process, which is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate is adjusted and the revenue is recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate is recognized as an adjustment to revenue in the period in which the change in estimate occurs.

The previous performance obligation relating to the NY-ESO License was recognized at a point-in-time, upon commencement of the license in 2018.

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

Changes in deferred revenue typically arise due to:

●

adjustments arising from a change in the estimate of the cost to complete the project, which results in a cumulative catch-up adjustment to revenue that affects the corresponding contract asset or deferred revenue;

●	a change in the estimate of the transaction price due to changes in the assessment of whether variable consideration is constrained because it is not considered probable of being received;

●	the recognition of revenue arising from deferred revenue; and

●	the reclassification of amounts to receivables when a right to consideration to becomes unconditional.

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

(q)          Research and development expenditures

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

Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred. The Company expensed acquired in-process R&D of $4,556,000, and $210,000 in the years ended December 31, 2019 and 2018, respectively.

Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product.

Research and development expenditure is presented net of R&D tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. Reimbursable R&D tax and expenditure credits were $18,649,000 and $17,299,000 in the years ended December 31, 2019 and 2018, respectively.

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

(s)          Retirement benefits

The Company operates defined contribution pension schemes for its directors and employees. The contributions to this scheme are expensed to the Consolidated Statement of Operations as they fall due. The pension contributions for the years ended December 31, 2019 and 2018 were $1,904,000 and $1,847,000, respectively.

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

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates and for operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of income, carryback availability, reversing taxable temporary differences and available tax-planning strategies that could be implemented to realize the deferred tax assets.

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

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Year ended
	December 31,
	2019	2018
Numerator for basic and diluted loss per share
Net loss	$(137,165)	$(95,514)
Net loss attributable to shareholders used for basic and diluted EPS calculation	$(137,165)	$(95,514)

Denominator for basic and diluted loss per share
Weighted average number of shares used to calculate basic and diluted loss per share	629,805,218	584,338,942

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Year ended
	December 31,
	2019	2018
Weighted average number of share options	96,675,101	88,553,474

From January 1, 2020 through to February 29, 2020, the Company granted 10,229,280 options over ordinary shares with an exercise price determined by reference to the market value of an ADS at the date of grant, and 6,060,696 options over ordinary shares with an exercise price equal to the nominal value of the ordinary shares (£0.001 per share). These grants have not been included in the figures above.

(v)          New accounting pronouncements

Adopted in the year ended December 31, 2019

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

To be adopted in future periods

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. The FASB has issued ASU 2019-10 which has resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The Company currently intends to adopt the guidance in the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its Consolidated Financial Statements.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15 – Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. The guidance may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not expect the impact of the guidance to have a material impact on the Consolidated Financial Statements.

Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 — Fair Value Measurement (Topic 820) - Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. Certain amendments apply prospectively with the all other amendments applied retrospectively to all periods presented upon their effective date. The Company does not expect the impact of the guidance to have a material impact on the Consolidated Financial Statements.

Revenue Recognition in Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18 – Collaborative Arrangements — Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The Company will adopt the guidance from Jan 1, 2020 and is still assessing the impact on its collaboration deals but does not expect it to be material.

Note 3 — Revenue

Revenue from contracts with customers arises from one customer, which is GSK, in one geographic location, which is the United Kingdom.

Revenue comprises the following categories (in thousands):

	Year ended
	December 31,
	2019	2018

Development	$1,122	$20,391
Licenses	—	39,114
	$1,122	$59,505

The deferred revenue balance as of January 1, 2019 and 2018 respectively, and December 31, 2019 and 2018 respectively is as follows (in thousands):

	2019	2018
Deferred revenue at January 1	$—	$30,090
Amounts invoiced in the period	3,217	30,077
Revenue in the period	(1,122)	(59,505)
Changes in variable consideration	—	(10,396)
Changes in the measure of progress	—	5,027
Foreign exchange arising on consolidation	33	4,707
Deferred revenue at December 31	$2,128	$—

The amount of the transaction price received that is allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2019 was $2.1 million. The revenue allocated to the third target program will be recognized over an estimated period up to the end of 2020 as the development of products to the target progresses.

Note 4 — Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable and accrued expenses.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2019 are as follows (in thousands):

		Fair value measurements using
	December 31,	Level 1	Level 2	Level 3
	2019
Assets:
Marketable securities:
Corporate debt securities	$39,130	$39,130	$—	$—
	$39,130	$39,130	$—	$—

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

Significant concentration of credit risk

The Company held cash and cash equivalents of $50,412,000, marketable securities of $39,130,000 and restricted cash of $4,496,000 as of December 31, 2019. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom.

The Company has one customer as a result of the GSK Collaboration and License Agreement. There were no trade receivables as of December 31, 2019 and $192,000 as of December 31, 2018. Trade receivables arise in relation to the GSK Collaboration and License Agreement. The Company has been transacting with GSK since June 2014, during which time no impairment losses have been recognized. As of December 31, 2019, there were no overdue accounts receivable.

Foreign exchange risk

The Company is exposed to foreign exchange rate risk because it operates in the United Kingdom and the United States. The Company’s revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. Dollars when the financial statements are consolidated. Expenses are generally denominated in the currency in which the Company’s operations are located, which are the United Kingdom and the United States. However, the U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros.

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm the Company’s business in the future. Management seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, the Company has not used forward exchange contracts or other currency hedging products to manage exchange rate exposure, although it may do so in the future. The exchange rate as of December 31, 2019, the last business day of the reporting period, was £1.00 to $1.31.

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

Note 5 — Other current assets

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Corporate tax receivable	$19,284	$16,459
Prepayments	8,395	6,279
Clinical materials	1,459	1,087
VAT receivable	1,387	1,505
Other current assets	422	439
	$30,947	$25,769

Note 6 — Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Computer equipment	$3,069	$2,916
Laboratory equipment	23,464	21,280
Office equipment	864	847
Leasehold improvements	27,320	26,873
Assets under construction	—	126
	54,717	52,042
Less accumulated depreciation	(23,649)	(15,924)
	$31,068	$36,118

Depreciation expense was $7,172,000 and $7,188,000 for the years ended December 31, 2019 and 2018, respectively.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Third party software licenses and development	$4,095	$2,494
Licensed IP rights – completed technology used in R&D	204	197
	4,299	2,691
Less accumulated amortization	(2,101)	(1,218)
	$2,198	$1,473

Amortization expense was $838,000 and $622,000 for the years ended December 31, 2019 and 2018, respectively. The estimated aggregate amortization expense in respect of these assets for each of the five years ended 2024 is $887,000, $668,000, $535,000, $102,000 and $-, respectively.

Note 8 — Operating leases

The following table shows the lease costs for the year ended December 31, 2019 (in thousands):

Year ended
December 31,
2019
Lease cost:
Operating lease cost	$4,017
Short-term lease cost	319
$4,336

Year ended
December 31,
2019
Other information:
Operating cash flows from operating leases (in thousands)	$4,063

December 31,
2019

Weighted-average remaining lease term - operating leases	7.3 years
Weighted-average discount rate - operating leases	7.2%

The maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Operating leases

2020	$4,191
2021	4,234
2022	4,237
2023	4,004
2024	3,936
after 2024	12,748
Total lease payments	33,350
Less: Imputed interest	(7,890)
Present value of lease liability	$25,460

The Company has operating leases in relation to property for office and research facilities. The maximum lease term without activation of termination options is to 2041.

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued clinical and development expenditure	$8,782	$9,637
Accrued employee expenses	6,863	7,553
Other accrued expenditure	2,662	2,422
Accrued purchase commitments	5,000	—
Other	56	742
	$23,363	$20,354

In 2016, the Company entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025. Under the supply agreement, the Company is required to purchase its requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of 5 years. There are minimum purchasing obligations of $5.0 million, $2.5 million of which is payable in 2020 and $2.5 million of which is payable in 2021. Management regularly updates the assessment of the utility of the Dynabeads, and in the year ended December 31, 2019, considered that there is sufficient uncertainty surrounding the utility of the Dynabeads, which is dependent upon current study trajectories, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the $5.0 million purchase commitment being recognized in Research and development expense in the year ended December 31, 2019.

Note 10 — Contingencies and commitments

Leases

Lease payments under operating leases as of December 31, 2019 and information about the Company’s lease arrangements are disclosed in Note 8.

Future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 were (in thousands):

Operating leases
2019	$3,682
2020	3,695
2021	3,728
2022	3,772
2023	3,309
Thereafter	13,772
$31,958

Capital commitments

As of December 31, 2019, the Company had commitments for capital expenditure totaling $414,000, which the Company expects to incur within one year.

Commitments for clinical materials, clinical trials and contract manufacturing

As of December 31, 2019, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding under the MD Anderson strategic alliance of up to $13,657,000, of which the Company expects to pay $6,552,000 within one year and $7,105,000 in one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites. The Company’s subcontracted costs for clinical trials and contract manufacturing were $32,788,000 and $41,580,000 for the years ended December 31, 2019 and 2018, respectively.

In addition to the above commitments, the company has recognized commitments for the purchase of clinical materials of $5,000,000 in the year ended December 31, 2019, $2,500,000 of which the Company expects to pay within one year, and $2,500,000 of which the Company expects to pay in one to three years. Further details of these commitments are provided in Note 9.

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

Under the terms of the agreement, the Company committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,325,000 in the year ended December 31, 2018. The Company is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Universal Cells Research, Collaboration and License Agreement and Co-development and Co-commercialization agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2.5 million to Universal Cells in November 2015, a milestone payment of $3.0 million in February 2016 and further milestone payments of $0.2 million and $0.9 million were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as at January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $38.4 million are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

Noile-Immune Collaboration Agreement

On August 26, 2019, the Company entered into a collaboration and license agreement relating to the development of next-generation SPEAR T-cell products with Noile-Immune Biotech Inc. (“Noile-Immune”). An upfront exclusive license option fee of $2.5 million was paid to Noile-Immune in 2019. This has been recognized within Research and Development in the Consolidated Statement of Operations for the year ended December 31, 2019. Under the agreement, development and commercialization milestone payments up to a maximum of $312 million may be payable if all possible targets are selected and milestones achieved. Noile-Immune would also receive mid-single-digit royalties on net sales of resulting products.

Alpine Collaboration Agreement

On May 14, 2019, the Company entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences Inc. (“Alpine”). The Company paid an upfront exclusive license option fee of $2.0 million to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288 million may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2.0 million and the payments for ongoing research are recognized within Research and development. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

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

In 2016, the Company entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads® CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of the Company’s affinity enhanced T-cell therapies.  The supply agreement runs until December 31, 2025. Under the supply agreement the Company is required to purchase its requirements for CD3/CD28 magnetic bead product from ThermoFisher for a period of 5 years and there are also minimum purchasing obligations. $5.0 million of these purchase commitments have been recognized in research and development expense in the year ended December 31, 2019. $2.5 million of the purchase commitments are payable in 2020 and $2.5 million are payable in 2021. ThermoFisher has the right to terminate the supply agreement for material breach or insolvency.

Note 11 — Stockholders’ equity

Ordinary shares

Each holder of ordinary shares is entitled to one vote, on a show of hands and one vote per share on a poll, at general meetings of the Company. On the winding up of the Company, the assets of the Company available for distribution to holders remaining after payment of all other debts and liabilities of the Company shall be paid to the shareholders in proportion to the number of shares held by each of them. The payment of dividends by Adaptimmune Therapeutics plc is governed by English law. As of December 31, 2019, Adaptimmune Therapeutics Plc and Adaptimmune Limited have accumulated net losses.

Effective from May 2, 2019, the Directors have the authority to allot new ordinary shares or to grant rights to subscribe for or to convert any security into ordinary shares in the Company up to a maximum aggregate nominal amount of £207,288.00. This authority runs for five years and will expire on May 1, 2024 (unless previously renewed, varied or revoked). Effective from May 2, 2019, the Directors also have the authority to allot ordinary shares for cash or to grant rights to subscribe for or to convert any security into ordinary shares in the Company without first offering them to existing shareholders in proportion to their existing holdings up to an aggregate maximum nominal amount of £157,500.00. This power will expire at the end of the Annual General Meeting of the Company to be held in 2021 (unless previously renewed, varied or revoked).

2020 Underwritten public offering

Details of the Company’s public offering subsequent to December 31, 2019 are provided in Note 15.

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

Note 12 — Share-based compensation

The Company grants options over ordinary shares in Adaptimmune Therapeutics plc under the following option plans: (i) the Adaptimmune Therapeutics plc Employee Share Option Scheme (adopted on January 14, 2016), (ii) the Adaptimmune Therapeutics plc 2015 Share Option Scheme (adopted on March 16, 2015) and (iii) the Adaptimmune Therapeutics plc Company Share Option Plan (adopted on March 16, 2015).

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

Generally, the vesting dates for the options granted under these plans up to December 31, 2019 are 25% on the first anniversary of the grant date and 75% in monthly installments over the following three years. However, the options granted to non-executive directors under the Adaptimmune Therapeutics plc 2015 Share Option Scheme vest and become exercisable as follows:

Options granted to non-executive directors on May 11, 2015:	Immediately on grant date
Options granted to a non-executive director on June 23, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on August 11, 2016:	100% on the first anniversary of the grant date
Options granted to non-executive directors on November 28, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on July 3, 2017	100% on the first anniversary of the grant date
Options granted to non-executive directors on June 22, 2018:	100% on the first anniversary of the grant date
Options granted to a non-executive director on July 5, 2018:	25% on the first anniversary of the grant date and 75% in monthly instalments over the following two years
Options granted to non-executive directors on July 2, 2019:	100% on the first anniversary of the grant date

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

The following table shows the total share-based compensation expense included in the Consolidated Statement of Operations (thousands):

	Year ended
	December 31,
	2019	2018
Research and development	$3,812	$8,340
General and administrative	7,241	7,862
	$11,053	$16,202

As of December 31, 2019, there was $10,030,000 of total unrecognized compensation cost related to stock options granted but not vested under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.6 years.

The following table shows information about share options granted:

	Year ended
	December 31,
	2019	2018
Number of options over ordinary shares granted	15,679,383	20,771,970
Weighted average fair value of ordinary shares options	$0.48	$0.87
Number of RSU-style options granted	8,020,410	8,603,676
Weighted average fair value of RSU-style options granted	$0.86	$1.37

The following table summarizes all stock option activity for the year ended December 31, 2019:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2019	87,564,719	£0.60
Changes during the period:
Granted	23,699,793	£0.41
Exercised	(3,549,298)	£0.08
Forfeited	(18,837,142)	£0.60
Outstanding at December 31, 2019	88,878,072	£0.57	6.8	£1,991
Exercisable at December 31, 2019	51,953,196	£0.63	5.6	£263

The following table summarizes information about stock options granted based on the market value at grant date which were outstanding as of December 31, 2019:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2019	79,465,357	£0.66
Changes during the period:
Granted	15,679,383	£0.62
Exercised	(2,406,298)	£0.12
Forfeited	(16,092,106)	£0.70
Outstanding at December 31, 2019	76,646,336	£0.66	6.5	£139
Exercisable at December 31, 2019	51,137,121	£0.64	5.6	£139

The following table summarizes information about options which have a nominal exercise price (similar to restricted stock units (RSUs)) which were outstanding as of December 31, 2019:

		Average
		remaining	Aggregate
		contractual	intrinsic value
	Options	term (years)	(thousands)
Outstanding at January 1, 2019	8,099,362
Changes during the period:
Granted	8,020,410
Exercised	(1,143,000)
Forfeited	(2,745,036)
Outstanding at December 31, 2019	12,231,736	8.7	£1,851
Exercisable at December 31, 2019	816,075	8.0	£124

There were 3,549,298 and 5,334,936 share options exercised in the years ended December 31, 2019 and 2018, respectively. In the years ended December 31, 2019 and 2018 the total intrinsic value of stock options exercised was $1,977,000 and $6,727,000, respectively and the cash received from exercise of stock options was $366,000 and $3,037,000, respectively. The Company recognizes tax benefits arising on the exercise of stock options regardless of whether the benefit reduces current taxes. The tax benefit arising on the exercise of stock options was $1,488,000 and $1,325,000 and for the years ended December 31, 2019 and 2018, respectively. The Company satisfies the exercise of stock options through newly issued shares.

Outstanding				Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Total share	remaining	average	Total share	average
Exercise price	options	contractual life	exercise price	options	exercise price
£0	12,231,786	8.7	£0.00	816,075	£—
0.01 - 0.25	5,751,306	3.1	0.14	4,920,306	0.12
0.26 - 0.50	15,451,247	5.4	0.42	12,908,168	0.41
0.51 - 0.75	33,649,220	7.5	0.63	16,744,149	0.61
0.76 - 1.00	17,894,778	6.5	0.93	13,651,919	0.92
1.01 - 1.50	2,283,984	7.5	1.19	1,448,622	1.13
1.51 - 2.00	1,615,801	7.8	1.70	1,463,957	1.70
Total	88,878,122	6.8	£0.57	51,953,196	£0.63

The fair value of the stock options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended
	December 31,
	2019	2018
Expected term (years)	5 years	5 years
Expected volatility	69 - 73%	66 - 69%
Risk free rate	0.22 - 0.90%	0.90 - 1.15%
Expected dividend yield	0%	0%

The expected term of the option is based on management judgment. Management uses historical data to determine the volatility of the Company’s share price. The risk free rate is based on the Bank of England’s estimates of the gilt yield curve as of the respective grant dates.

Note 13 — Income taxes

Loss before income taxes is as follows (in thousands):

	Year ended
	December 31,
	2019	2018
United States	$(494)	$(1,650)
United Kingdom	(136,429)	(93,367)
Loss before income taxes	$(136,923)	$(95,017)

The components of income tax expense are as follows (in thousands):

	Year ended
	December 31,
	2019	2018
United States:
Federal	$242	$400
State and local	—	97
United Kingdom	—	—
Total current tax expense	242	497

United States:
Federal	—	—
State and local	—	—
United Kingdom	—	—
Total deferred tax expense	—	—
Total income tax expense	$242	$497

As of December 31, 2019 and 2018 the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax liabilities
Property, plant and equipment	$(1,251)	$(1,415)
Right-of-use assets	(2,364)	—
Other	(79)	—
Total	(3,694)	(1,415)

Deferred tax assets
Share-based compensation expense	9,941	8,020
Intangibles	1,413	575
Operating lease liabilities	2,550	—
Net operating loss and expenditure credit carryforwards	48,837	33,310
Other	125	286
Total	62,866	42,191
Valuation allowance	(59,172)	(40,776)
	3,694	1,415
Net deferred tax asset (liability)	$—	$—

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

The movements in the deferred tax valuation allowance for the year ended December 31, 2019 and 2018 is as follows (thousands):

	2019	2018
Valuation allowance at January 1	$40,776	$27,433
Impact of adopting ASC 606	—	(1,469)
Valuation allowance at January 1, restated	40,776	25,964
Increase in valuation allowance	16,961	16,659
Foreign currency translation adjustments	1,435	(1,847)
Valuation allowance at December 31	$59,172	$40,776

Reconciliation of the U.K. statutory income tax rate to the Company's effective tax rate is as follows (in percentages):

	Year ended
	December 31,
	2019	2018
U.K. tax rate	19.0%	19.0%
Reimbursable tax credits within Research and development expense	2.8%	3.5%
R&D expenditures surrendered for R&D tax credit refund	(7.7)%	(10.0)%
Permanent differences for unrealized foreign exchange on intercompany loans of a long-term investment nature	(1.5)%	—%
Change in valuation allowances	(12.4)%	(17.5)%
Difference in tax rates	(1.2)%	(1.3)%
R&D tax credits generated	1.5%	5.1%
Other	(0.7)%	0.8%
Effective income tax rate	(0.2)%	(0.5)%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom. The weighted-average U.K. corporate tax rate for the years ended December 31, 2019 and 2018 was 19% in both years. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate tax rate was 21% for the years ended December 31, 2019 and 2018, respectively.

The United Kingdom’s 2016 Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company used a 17% tax rate as of December 31, 2019 in respect of the measurement of deferred taxes arising in the United Kingdom, which reflects the currently enacted tax rate and the anticipated timing of the unwinding of the deferred tax balances. In respect of the measurement of deferred taxes arising in the U.S, the Company has adopted a 21% tax rate as of December 31, 2019.

As of December 31, 2019, we do not have unremitted earnings in our U.S. subsidiary.

As of December 31, 2019, we had U.K. net operating losses of approximately $249.8 million, expenditure credit carryforwards of $0.7 million and U.S. tax credit carryforwards of $5.7 million. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. U.S. tax credit carryforwards can be carried forward for 20 years. The tax credit carryforwards expire between 2036 and 2039.

Our tax returns are under routine examination in the U.K. and U.S. tax jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. The Company is no longer subject to examinations by tax authorities for the tax years 2012 and prior in the United Kingdom. However, U.K. net operating losses from the tax years 2012 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our U.K. income tax returns have been accepted by Her Majesty’s Revenue and Customs through the period ended December 31, 2016. The Company is subject to examinations by tax authorities in the United States for all tax years 2013 through 2019. Our U.S. federal income tax return for the year ended June 30, 2014 was audited by the U.S. Internal Revenue Service and resulted in no changes and our U.S. federal income tax return for the year ended December 31, 2016 is being audited by the U.S. Internal Revenue Service. We are also subject to audits by U.S. state taxing authorities where we have operations.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. As of December 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits.

Note 14 — Geographic information

Operations by geographic area

Revenue represents recognized income from the GSK Collaboration and License Agreement. All revenue was derived in the United Kingdom.

Long-lived assets (excluding intangibles and financial instruments) were located as follows (in thousands):

	December 31,	December 31,
	2019	2018
United Kingdom	$27,367	$18,828
United States	24,490	17,290
Total long-lived assets(1)	$51,857	$36,118
(1)	Clinical materials of $2,503,000 and $3,953,000, included within non-current assets as of December 31, 2019 and 2018, respectively, are not included within the table above because they can easily be transferred between geographic locations.
(2)	Operating lease right-of-use assets have been included within the above figures for the year ended December 31, 2019 following the transition to ASC 842.

Major customers:

During the years ended December 31, 2019 and 2018, 100% of revenues were generated from one customer, which was GSK.

Note 15 — Subsequent events

On January 13, 2020, the Company entered into a co-development and co-commercialization agreement with Astellas Pharma, Inc. (the “Astellas Collaboration Agreement”). The Company received an upfront payment of $50.0 million in January 2020 under the agreement and will receive research funding of up to $7.5 million per year from the start of research programs under the agreement. Additional milestones are possible under the agreement, but these are dependent on the success of the development and commercialization of research and products.

On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020 of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of approximately $89.8 million.