Form 10-Q
period 2020-03-31
Adaptimmune Therapeutics PLC
filed 2020-05-14
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer◻	Accelerated filer ⌧
Non-accelerated filer◻	Smaller reporting company ⌧
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

As of May 13, 2020, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 780,593,444.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

●	our ability to progress and continue with business operations as a result of the outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) including our ability to treat and enroll patients in clinical trials, manufacture cell therapies for patients, obtain responses and approvals from regulatory authorities, progress third party relationships and collaborations, obtain and publish data from our clinical trials and source and procure resources and supplies needed for ongoing activities;
●	our ability to successfully advance our ADP-A2M4 (MAGE-A4), ADP-A2M4CD8 (MAGE-A4CD8) and ADP-A2AFP (AFP) products through clinical development and the timing within which we can recruit and treat patients in all of our clinical trials;
●	our ability to fund our operations and continue as a going concern including as a result of the impact of the COVID-19 pandemic;
●	our ability to successfully and reproducibly manufacture SPEAR T-cells and other cell therapies in order to meet patient demand;
●	our ability to further develop our commercial manufacturing process for our SPEAR T-cells and other cell therapies, transfer such commercial process to third party contract manufacturers, if required, and for such third party contract manufacturers or ourselves to manufacture SPEAR T-cells to the quality and on the timescales we require;
●	our ability to successfully advance our SPEAR T-cell technology platform, to improve the safety and effectiveness of our existing SPEAR T-cell candidates, to identify and develop new cell therapies and to submit Investigational New Drug Applications, or INDs, for new cell therapies;
●	the rate and degree of market acceptance of cell therapy generally, and of our particular cell therapies including our SPEAR T-cells;
●	government regulation and approval, including, but not limited to, the expected regulatory approval timelines for our SPEAR T-cells and the level of pricing and reimbursement for our SPEAR T-cells, if approved for marketing;
●	our ability to successfully commercialize any products;
●	the existence of any third-party patents preventing further development of any of our cell therapies, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us or our collaborators;
●	our ability to obtain granted patents covering our cell therapies and to enforce such patents against third parties;

●	volatility in equity markets in general, and in the biopharmaceutical sector in particular and our ability to maintain compliance with the Nasdaq Global Select Market closing bid price requirement;
●	fluctuations in the price of materials and bought-in components;
●	the scope and timing of performance of our ongoing collaborations with GlaxoSmithKline (“GSK”) and with Astellas Pharma Inc. through its wholly-owned subsidiary Universal Cells Inc. (“Astellas”);
●	our relationships with suppliers, contract manufacturing organizations or CROs and other third-party providers including fluctuations in the price of materials and services, ability to obtain reagents particularly where such reagents are only available from a single source, and performance of third party providers;
●	increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients into clinical trials;
●	claims for personal injury or death arising from the use of our cell therapies;
●	our ability to attract and retain qualified personnel; and
●	additional factors that are not known to us at this time.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$86,429	$50,412
Marketable securities - available-for-sale debt securities	110,000	39,130
Other current assets and prepaid expenses (including current portion of clinical materials)	31,332	30,947
Total current assets	227,761	120,489

Restricted cash	4,331	4,496
Clinical materials	2,611	2,503
Operating lease right-of-use assets, net of accumulated amortization	19,498	20,789
Property, plant and equipment, net of accumulated depreciation of $24,274 (2019: $23,649)	28,674	31,068
Intangibles, net of accumulated amortization	2,366	2,198
Total assets	$285,241	$181,543

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	7,066	6,357
Operating lease liabilities, current	2,590	2,493
Accrued expenses and other accrued liabilities	18,502	23,363
Deferred revenue, current	1,658	2,128
Total current liabilities	29,816	34,341

Operating lease liabilities, non-current	21,829	22,966
Deferred revenue, non-current	46,974	—
Other liabilities, non-current	585	598
Total liabilities	99,204	57,905

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 785,857,300 authorized and 780,514,340 issued and outstanding (2019: 785,857,300 authorized and 631,003,568 issued and outstanding)	1,139	943
Additional paid in capital	678,319	585,623
Accumulated other comprehensive loss	(9,590)	(7,264)
Accumulated deficit	(483,831)	(455,664)
Total stockholders' equity	186,037	123,638

Total liabilities and stockholders’ equity	$285,241	$181,543

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2020	2019
Revenue	$761	$—
Operating expenses
Research and development	(21,264)	(22,019)
General and administrative	(9,261)	(11,773)
Total operating expenses	(30,525)	(33,792)
Operating loss	(29,764)	(33,792)
Interest income	730	952
Other income, net	937	5,430
Loss before income taxes	(28,097)	(27,410)
Income taxes	(70)	(2)
Net loss attributable to ordinary shareholders	$(28,167)	$(27,412)

Net loss per ordinary share
Basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	739,753,371	627,945,243

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended
	March 31,
	2020	2019
Net loss	$(28,167)	$(27,412)
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	17,911	(3,543)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(19,651)	—
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $0 and $0	(586)	210

Total comprehensive loss for the period	$(30,493)	$(30,745)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	(losses)
				foreign	gains on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders'
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2020	631,003,568	$943	$585,623	$(7,302)	$38	$(455,664)	$123,638

Net loss	—	—	—	—	—	(28,167)	(28,167)
Issuance of shares upon exercise of stock options	4,610,772	6	888	—	—	—	894
Issuance of shares upon completion of public offering (net of issuance costs of $979)	144,900,000	190	90,360	—	—	—	90,550
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	17,911	—	—	17,911
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $-	—	—	—	(19,651)	—	—	(19,651)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-	—	—	—	—	(586)	—	(586)
Share-based compensation expense	—	—	1,448	—	—	—	1,448
Balance as of March 31, 2020	780,514,340	$1,139	$678,319	$(9,042)	$(548)	$(483,831)	$186,037

See accompanying notes to unaudited condensed consolidated financial statements

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
				Accumulated	unrealized
				foreign	gains (losses) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders’
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2019	627,454,270	939	574,208	(9,607)	(156)	(318,499)	246,885

Net loss						(27,412)	(27,412)
Issuance of shares upon exercise of stock options	840,432	1	35	—	—	—	36
Other comprehensive loss before reclassifications
Foreign currency translation adjustments	—	—	—	(3,543)	—	—	(3,543)
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	210	—	210
Share-based compensation expense	—	—	3,479	—	—	—	3,479
Balance as of March 31, 2019	628,294,702	$940	$577,722	$(13,150)	$54	$(345,911)	$219,655

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(28,167)	$(27,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,711	1,828
Amortization	180	167
Share-based compensation expense	1,448	3,479
Unrealized foreign exchange gains	(1,745)	(5,095)
Other	145	(39)
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(3,193)	(6,659)
Increase in non-current operating assets	(259)	(19)
Decrease in payables	(2,708)	(2,453)
Increase in deferred revenue	49,445	—
Net cash provided by (used in) operating activities	16,857	(36,203)

Cash flows from investing activities
Acquisition of property, plant and equipment	(192)	(904)
Acquisition of intangibles	(152)	(205)
Maturity or redemption of marketable securities	26,364	22,669
Investment in marketable securities	(97,967)	(3,904)
Net cash (used in) provided by investing activities	(71,947)	17,656

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs of $979	90,550	—
Proceeds from exercise of stock options	894	36
Net cash provided by financing activities	91,444	36

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(502)	425
Net increase (decrease) in cash and cash equivalents	35,852	(18,086)
Cash, cash equivalents and restricted cash at start of period	54,908	72,476
Cash, cash equivalents and restricted cash at end of period	$90,760	$54,390

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a reliable commercial manufacturing process, the need to commercialize any T-cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $483.8 million as of March 31, 2020.

Note 2 — Summary of Significant Accounting Policies

(a)          Basis of presentation

The condensed consolidated financial statements of Adaptimmune Therapeutics plc and its subsidiaries and other financial information included in this Quarterly Report are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated on consolidation.

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2020 (the “Annual Report”). The balance sheet as of December 31, 2019 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(b)          Going concern analysis

Management considers that there are no conditions or events, in the aggregate (including those arising from the impact of COVID-19), that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the condensed consolidated financial statements are issued. Although our financial statements have been prepared on a going concern basis, if the Company fails to obtain additional financing in future, this may raise substantial doubt over the Company’s ability to continue as a going concern in future reporting periods. Our ability to raise additional funds may be adversely affected by global economic conditions and a prolonged downturn in the financial markets resulting from the ongoing COVID-19 pandemic.

(c)          Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, valuation allowances relating to deferred tax assets, revenue recognition, assessment of the utility of clinical materials, estimation of the incremental borrowing rate for operating leases, estimating clinical trial expenses and estimating R&D tax and expenditure credits. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

(e)          New accounting pronouncements

Adopted in the period

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

On January 1, 2020, the Company adopted ASU 2018-15 – Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company elected to apply the guidance prospectively to all implementation costs incurred after the date of adoption. The guidance has not had a material effect on the condensed consolidated financial statements.

Simplifying the Accounting for Income Taxes

On January 1, 2020, the Company adopted ASU 2019-12 – Simplifying the Accounting for Income Taxes (Topic 740). The simplifications to accounting for income taxes cover a variety of areas, including the removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). The changes also add a requirement for an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. Most of the amendments should be applied on a prospective basis. The guidance has not had a material effect on the condensed consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

On January 1, 2020, the Company adopted ASU 2018-13 – Fair Value Measurement (Topic 820) - Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain amendments apply prospectively with all other amendments applied retrospectively to all periods presented upon their effective date. The guidance has not had a material effect on the condensed consolidated financial statements.

Revenue Recognition in Collaborative Arrangements

On January 1, 2020, the Company adopted ASU 2018-18 – Collaborative Arrangements — Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The guidance has been applied retrospectively to all contracts that were not completed at the date of initial application of Topic 606. The guidance has not had a material effect on the condensed consolidated financial statements because it did not change the Company’s accounting for existing or previous collaborative arrangements.

To be adopted in future periods

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. In November 2019, the FASB issued ASU 2019-10 which resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies to the fiscal year beginning January 1, 2023. The Company currently intends to adopt the guidance in the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

Note 3 — Revenue

The Company has two contracts with customers: a collaboration and license agreement with GSK (“the GSK Collaboration and License Agreement”) and a collaboration agreement with Astellas Pharma Inc. through its wholly-owned subsidiary, Universal Cells, Inc. (“Astellas”).

Revenue from contracts with customers in the three months ended March 31, 2020, which was included in the deferred income balance at January 1, 2020, comprises the following (in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2020	2019

Development revenue: GSK Collaboration and License Agreement	$761	$—
	$761	$—

The following table shows movements in deferred revenue for the three months ended March 31, 2020 (in thousands):

Deferred revenue
Deferred revenue at January 1, 2020	$2,128
Amounts invoiced in the period	50,000
Revenue in the period	(761)
Foreign exchange arising on consolidation(1)	(2,735)
Deferred revenue at March 31, 2020	$48,632

(1) Revenues from our collaboration agreements are generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, the deferred revenue is subject to foreign currency translation adjustments when it is translated into U.S. dollars in the condensed consolidated financial statements.

The amounts invoiced in the period related to the $50.0 million upfront payment under the Astellas Collaboration Agreement. The revenue recognized in the period relates to work performed on products to the third target under the GSK Collaboration and License Agreement.

The Astellas Collaboration Agreement

On January 13, 2020, the Company entered into a collaboration agreement with Astellas Pharma Inc (“the Astellas Collaboration Agreement”). The Company received $50.0 million as a non-refundable upfront payment in January 2020 after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target.

Upon successful completion of the Phase 1 trial for a product, Astellas and Adaptimmune will elect whether to progress with co-development and co-commercialization of such product, or to allow the other party to pursue the candidate independently. If the parties progress with co-development and co-commercialization of a product, then each party will grant the other party a co-exclusive license to co-develop and co-commercialize such product in the field of T-cell therapy. If a product is developed solely by one party, then the other party will grant to the continuing party an exclusive license to develop and commercialize such product in the field of T-cell therapy.

At March 31, 2020, the collaboration is in the early stages. In April, the parties agreed on the target for the first collaboration program, and discussions remain ongoing around the research plan for the program.

In addition, Astellas is also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

Under the terms of the agreement, Adaptimmune could be entitled to receive up to $847.5 million in further payments, including:

●	Development milestones of up to $73.75 million for each co-developed and co-commercialized product
●	Development milestones of up to $147.5 million per product and up to $110 million in sales milestones for products developed unilaterally by Astellas.

In addition, Adaptimmune is entitled to receive research funding of up to $7.5 million per year on a per collaboration target basis and tiered royalties on net sales in the mid-single to mid-teen digits.

In consideration for rights under certain contributed Astellas technology for a product unilaterally developed by Adaptimmune, Astellas could be eligible to receive up to $552.5 million, including up to $147.5 million in milestone payments per product, and up to $110 million in sales milestones for products developed unilaterally by Adaptimmune. In addition, Astellas will receive tiered royalties on net sales in the mid-single to mid-teen digits.

To the extent that Astellas and Adaptimmune co-develop and co-commercialize any product, the parties would share equally all worldwide costs and profits.

Either party can terminate the agreement in the event of material breach or insolvency of the other party. Astellas can terminate the Agreement for convenience in its entirety or partly in relation to any targets and products directed to such targets. Adaptimmune can terminate the Agreement for convenience in relation to any target it is unilaterally developing and to products directed to such target.

The Company has assessed the agreement under the provisions of ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements. The Company determined that Astellas is a customer and has applied the provisions of ASC 606 to the contract and related performance obligations. The Company identified the following performance obligations under the agreement: (i) research services and rights granted under the co-exclusive for each of the three co-development targets and (ii) the rights granted for each of the two independent Astellas targets.

The aggregate transaction price at inception of the agreement is the $50.0 million upfront payment. Future development milestones are not considered probable as of March 31, 2020 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period (up until completion of a Phase 1 trial for products directed to such target) is variable consideration and included in the transaction price to the extent that it is probable. The Company may also receive sales milestones upon the achievement of specified levels of annual net sales by Astellas under an independent Astellas program. These amounts have not been included within the transaction price as of March 31, 2020 because they are sales-based and will be recognized when the subsequent sales occur.

The aggregate transaction price is allocated to the performance obligations depending on the relative standalone selling price of the performance obligations. In determining the best estimate of the standalone selling price, the Company considered internal pricing objectives it used in negotiating the contract, together with internal data regarding the cost and margin of providing research services and adjusted-market data from comparable arrangements. The variable consideration will be allocated to the performance obligation to which it relates. At March 31, 2020, $7.0 million has been allocated to research services and rights granted under the co-exclusive license for each of the three co-development targets and $14.5 million has been allocated to the rights granted for each of the two independent Astellas targets.

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company expects to satisfy the performance obligations relating to the three co-development targets as development progresses and would recognize revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company considers that this depicts the progress of the project, where the significant inputs would be internal project resources and third-party costs. The determination of the percentage of completion will require the Company to estimate the costs-to-complete the project. The Company intends to make a detailed estimate of the costs-to-complete on an annual basis, which will be re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. The Company estimates that revenue allocated to the research services will be recognized over the period from the selection of the first target for development until the Phase 1 trial completes as development progresses.

The Company has determined that the performance obligations relating to the two independent Astellas targets would be recognized at a point-in-time, upon commencement of the licenses in the event of nomination of the target, since they are right-to-use licenses.

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of March 31, 2020 was $47.3 million, which is recognized in deferred income.

Note 4 — Other income, net

Other income, net consisted of the following (in thousands):

	Three months ended
	March 31,
	2020	2019

Foreign exchange gains	$1,089	$5,390
Other	(152)	40
	$937	$5,430

Note 5 — Loss per share

The dilutive effect of 93,106,607 and 103,848,778 stock options outstanding as of March 31, 2020 and 2019 respectively have been excluded from the diluted loss per share calculation for the three months ended March 31, 2020 and 2019 respectively, because they would have an antidilutive effect on the loss per share for the period.

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2020 are as follows (in thousands):

		Fair value measurements using
	March 31,	Level 1	Level 2	Level 3
	2020
Assets:
Corporate debt securities	$108,002	$108,002	—	—
Treasury bills	1,998	—	1,998	—
	$110,000	$108,002	$1,998	$—

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

Note 7 — Marketable securities

As of March 31, 2020, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Cash equivalents:
Corporate debt securities	Less than 3 months	10,338	2	(3)	10,337
		$10,338	$2	$(3)	$10,337

Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$13,684	$7	$(17)	$13,674
Corporate debt securities	3 months to 1 year	76,635	8	(455)	76,188
Treasury bills	3 months to 1 year	1,991	7	—	1,998
Corporate debt securities	1 year to 2 years	18,238	3	(101)	18,140
		$110,548	$25	$(573)	$110,000

As of March 31, 2020 and December 31, 2019, the aggregate fair value of securities held by the Company in an unrealized loss position was $90.9 million and $2.0 million respectively, which consisted of 36 and 1 separate securities, respectively. No securities have been in an unrealized loss position for more than one year.

As of March 31, 2020, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. The Company has considered potential impairments in light of COVID-19 and its impact on markets, and the Company has concluded that this impact is not other than temporary for the Company’s securities. The Company does not intend to sell the debt securities in an unrealized loss position and believes that it has the ability to hold the debt securities to maturity.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Corporate tax receivable	$23,004	$19,284
Prepayments	6,468	8,395
Clinical materials	952	1,459
Other current assets	908	1,809
	$31,332	$30,947

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued clinical and development expenditure	$9,491	$8,782
Accrued employee expenses	3,814	6,863
Other accrued expenditure	2,562	2,662
Accrued purchase commitments	2,500	5,000
Other	135	56
	$18,502	$23,363

In 2016, the Company entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025. Under the supply agreement, the Company is required to purchase its requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of 5 years. There are minimum purchasing obligations of $2.5 million due within the next year, which are included within accrued purchase commitments above.

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2020	2019
Research and development	$978	$2,021
General and administrative	470	1,458
	$1,448	$3,479

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended
	March 31,
	2020	2019
Number of options over ordinary shares granted	10,229,280	10,807,200
Weighted average fair value of ordinary shares options	$0.51	$0.55
Number of additional options with a nominal exercise price granted	6,060,696	6,498,126
Weighted average fair value of options with a nominal exercise price	$0.74	$0.94

Note 11 — Stockholders’ equity

On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020, of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of $90.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019, included in our Annual Report on Form 10-K that was filed with the SEC on February 27, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

COVID-19 update

As the outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) continues and evolves, we are focused on ensuring the safety of our work force and continuing, where possible, to treat patients with our cell therapies. We are also preparing to ensure that we can rapidly treat patients whose treatment has been delayed once the restrictions imposed as a result of the COVID-19 ease. We will continue to work with clinical sites to screen patients for eligibility across our trials. In particular:

●	our facilities in the U.S. and U.K. remain open to support manufacturing and delivery of our cell therapies and other critical scientific activities including certain research activities;
●	employees who are not supporting manufacturing and delivery of therapies to patients or prioritized research activities are working from home where feasible; and
●	many clinical sites are required to prioritize resources to treat COVID-19 patients and we are working with them to support that effort. As a result, many of the clinical sites may choose to delay their participation in our trials during the COVID-19 pandemic and, where delays occur, we will work with them to treat patients as soon as possible as sites return to running clinical trials.

Further details on the impact of COVID-19 on our business can be found in Part II — Item 1A Risk Factors.

Wholly-owned SPEAR T-cells

Clinical trials remain ongoing with our ADP-A2M4, ADP-A2AFP and ADP-A2M4CD8 SPEAR T-cell therapies.

ADP-A2M4—Multiple Indications: A Phase 1 clinical trial in urothelial, melanoma, head and neck, ovarian, NSCLC, esophageal and gastric cancers, synovial sarcoma and MRCLS has now completed enrollment. RECIST responses have previously been reported in patients with synovial sarcoma and head and neck cancer. A further update on the trial is scheduled to be presented at ASCO in May 2020. A radiation sub-study under this Phase 1 clinical trial continues to enroll patients and a partial response was reported in the first patient treated. A Phase 2 clinical trial has been initiated in synovial sarcoma and MRCLS indications. In addition, planning is ongoing for initiation of a clinical trial combining ADP-A2M4 with a PD-1 / PD-L1 pathway inhibitor in 2020.

ADP-A2AFP - Hepatocellular Carcinoma: We continue dosing patients in our Phase 1, open-label, dose-escalation study designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma, or HCC. Patients are being treated in the expansion cohort with target doses of up to 10 billion SPEAR T-cells (range 1.2 to 10 billion), after the Safety Review Committee endorsed dose escalation. It was reported that the first patient treated at this target dose achieved a partial response with a decrease of 100% in target lesions.

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

Collaboration programs

Astellas co-development and co-commercialisation: We are collaborating with Astellas Pharma Inc (through its wholly-owned subsidiary Universal Cells Inc) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets. The collaboration leverages Adaptimmune’s target identification and validation capabilities for generating target-specific T-cell therapies. The collaboration will also utilize Astellas’ cell and gene editing platform. The collaboration is in the early stages. The parties have agreed on the target for the first collaboration program and discussions remain ongoing around the research plan for the program.

GSK collaboration: We are collaborating with GSK for the development, manufacture and commercialization of TCR therapeutic candidates. The first program was the NY-ESO SPEAR T-cell program, in relation to which GSK has now exercized its option to take an exclusive license. The second program has now completed. The third target program under the Collaboration and License Agreement remains ongoing. GSK is currently entitled to nominate a fourth target program and, upon satisfying other conditions, may have the right to nominate a fifth program under the agreement, in each case excluding our ongoing wholly-owned development programs.

Significant Events in the Three Months Ended March 31, 2020

On January 13, 2020, we entered into a co-development and co-commercialization agreement with Astellas Pharma, Inc. through its wholly-owned subsidiary Universal Cells Inc (the “Astellas Collaboration Agreement”). The Company received an upfront payment of $50.0 million in January 2020 under the agreement and will receive research funding of up to $7.5 million per year on a per collaboration target basis from the start of research programs. Additional milestones are possible under the agreement, but these are dependent on the success and progression of the collaboration programs.

On January 13, 2020, we also announced the appointment of Elliot Norry, M.D., as our Senior Vice President and Chief Medical Officer, together with certain other organizational changes to strengthen scientific and clinical development from early to late stage and to accelerate application of translational science learnings to therapeutic candidates and trials.

On January 24, 2020, we closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020, of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of $90.5 million.

Subsequent Events since March 31, 2020

On April 1, 2020, Gavin Wood was appointed as Chief Financial Officer. Michael Garone, who was serving as Interim Chief Financial Officer, stepped down on March 31, 2020.

On April 8, 2020 we announced that Giles Kerr, who has served on the Board since November 2016, will retire from office and has confirmed that he will not stand for re-election as a director at the Company’s Annual General Meeting to be held on May 29, 2020 (the “2020 AGM”) due to other time commitments. Mr. Kerr’s decision not to pursue re-election was not due to a disagreement with the Company. Mr. Kerr will continue to serve as a director of the Company and as a member of the Company’s Audit Committee and its Corporate Governance and Nominating Committee until the end of the 2020 AGM. On April 7, 2020, John Furey was appointed to replace Giles Kerr as a member of the Audit Committee effective May 29, 2020.

On April 27, 2020 we announced that the European Medicine Agency’s (EMA) Committee of Orphan Medicinal Products (COMP) had adopted a positive opinion for Orphan Drug Designation for ADP-A2M4 for the treatment of soft tissue sarcomas.

Financial Operations Overview

Revenue

The Company has two contracts with customers: the GSK Collaboration and License Agreement, and the Astellas Collaboration Agreement.

The GSK Collaboration Agreement

The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement in 2019, and the Company received $3.2 million following the nomination of the target. Development of products to this target continued in the three months ended March 31, 2020. The remaining revenue allocated to this performance obligation of $1.3 million is estimated to be recognized by the end of the first half of 2021 as the development progresses.

The Astellas Collaboration Agreement

On January 13, 2020, the Company entered into a collaboration agreement with Astellas. The Company received $50.0 million as an upfront payment in January 2020 after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas is also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

The agreement consists of multiple performance obligations. The revenue allocated to each of the co-development targets of $7.0 million per target is recognized as the development progresses up until the completion of a Phase 1 trial for the products directed to the target. The revenue allocated to each of the research licenses for the targets being independently developed by Astellas of $14.5 million per target will be recognized when the associated licence commences, which is upon designation of a target by Astellas.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development expenses consist principally of the following:

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 12% (up to April 1, 2020) and 13% (after April 1, 2020) of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.3% of qualifying expenditure for the year ended December 31, 2020.

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, which depends upon the timing of initiation of clinical trials and the rate of enrollment of patients in clinical trials. The duration, costs, and timing of clinical trials and development of our SPEAR T-cells will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;
●	uncertainties in clinical trial enrollment rates;
●	future clinical trial results;
●	significant and changing government regulation;
●	the timing and receipt of any regulatory approvals; and
●	supply and manufacture of lentiviral vector and SPEAR T-cells for clinical trials
●	an allocation of indirect costs clearly related to research and development

For further detail please see Part II — Item 1A Risk Factors — Risks Related to the Development of our SPEAR T-cells of this Quarterly Report

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

Other Income, net

Other income, net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Since July 1, 2019, the intercompany loan has been considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive loss.

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

Our subsidiary in the United States has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 21%. Due to its activity in the United States, and the sourcing of its revenue, the U.S. subsidiary is not currently subject to any state or local income taxes. The Company also benefits from the U.S Research Tax Credit and Orphan Drug Credit.

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

Allocation of transaction price and determination of costs to complete

On January 13, 2020, the Company entered into a collaboration agreement with Astellas. We received $50.0 million as an upfront payment in January 2020.

We have allocated the aggregate transaction price to the performance obligations depending on the standalone selling price of the obligations. In determining the best estimate of this price, we considered internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program included in the contract. Assessing the pricing objectives, internal data and the relative standalone selling price of each performance obligation is highly judgmental and can have a significant impact on the amount and timing of revenue recognition.

We expect to satisfy the performance obligations relating to the three co-development targets under the agreement as development progresses and would recognize revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. We consider that this depicts the progress of the project, where the significant inputs would be internal project resources and third-party costs. The determination of the percentage of completion will require management to estimate the costs-to-complete the project. We intend to make a detailed estimate of the costs-to-complete on an annual basis, which will be re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Identifying the most appropriate basis on which to recognize revenue and assessing the inputs and outputs of the costs-to-complete estimate require significant judgement, and may have a significant impact on the amount and timing of revenue recognition. In addition, judgement is required to determine the costs-to-complete at each reporting date, and it is possible that the costs-to-complete in subsequent periods may differ significantly to those initially anticipated.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019, together with the changes to those items (in thousands):

	Three months ended
	March 31,
	2020	2019	Increase/decrease
Revenue	$761	—	$761	NA
Research and development expenses	(21,264)	(22,019)	755	(3)%
General and administrative expenses	(9,261)	(11,773)	2,512	(21)%
Total operating expenses	(30,525)	(33,792)	3,267	(10)%
Operating loss	(29,764)	(33,792)	4,028	(12)%
Interest income	730	952	(222)	(23)%
Other income, net	937	5,430	(4,493)	83%
Loss before income taxes	(28,097)	(27,410)	(687)	3%
Income taxes	(70)	(2)	(68)	3,400%
Loss for the period	$(28,167)	$(27,412)	$(755)	3%

Revenue

Revenue was $0.8 million in the three months ended March 31, 2020 compared to $nil for the three months ended March 31, 2019.

The revenue recognized for the three months ended March 31, 2020 relates to work performed on products to the third target nominated by GSK in 2019 under the Collaboration and License Agreement. No revenue has been recognized on the Astellas Collaboration Agreement in the three months ended March 31, 2020.

Future GSK revenues will depend on the progress of the third target program, the development of programs for additional targets, and GSK’s progress with the NY-ESO program, which are difficult to predict. We estimate that the remaining $1.3 million of revenue from the $3.2 million received following nomination of the third target may be fully recognized by the end of the first half of 2021; however, this is inherently difficult to predict, and the period could be shorter or longer.

Under the terms of the Astellas Collaboration Agreement, the revenue allocated to each of the co-development targets of $7.0 million per target is recognized as the development progresses up until the completion of a Phase 1 trial for the products directed to the target. The revenue allocated to each of the research license for the targets being independently developed by Astellas of $14.5 million will be recognized when the associated licence commences, which is upon designation of a target by Astellas.

Research and Development Expenses

Research and development expenses decreased by 3% to $21.3 million for the three months ended March 31, 2020 from $22.0 million for the three months ended March 31, 2019.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	March 31,
	2020	2019	Increase/decrease
Salaries, materials, consumables, depreciation of property, plant and equipment and other employee-related costs(1)	$15,384	$16,689	$(1,305)	(8)%
Subcontracted expenditure	7,311	6,922	389	6%
Manufacturing facility expenditure	1,687	1,548	139	9%
Share-based compensation expense	978	2,021	(1,043)	(52)%
In-process research and development costs	968	—	968	NA
Reimbursements receivable for research and development tax and expenditure credits	(5,064)	(5,161)	97	(2)%
	$21,264	$22,019	$(755)	(3)%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $0.8 million for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease of $1.3 in salaries, materials, consumables, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by a decrease in the average number of employees engaged in research and development from 334 to 313;
●	an increase of $0.4 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and subcontracted manufacturing costs, which is primarily driven by subcontracted clinical trial costs related to SPEARHEAD and SURPASS clinical trials in the three months ended March 31, 2020;
●	a decrease in share-based compensation expense of $1.0 million due to share option forfeitures; and
●	an increase of $1.0 million in in-process research and development costs, primarily due to work performed by Universal Cells on gene-edited cell lines under our amending existing agreement with Universal Cells

Our subcontracted costs for the three months ended March 31, 2020 were $7.3 million, compared to $6.9 million in the same period of 2019. This includes $4.7 million of costs directly associated with our ADP-A2M4, ADP-A2M4CD8, ADP-A2AFP and ADP-A2M10 SPEAR T-cells and $2.6 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses decreased by 21% to $9.3 million for the three months ended March 31, 2020 from $11.8 million in the same period in 2019. Our general and administrative expenses consist of the following:

	Three months ended
	March 31,
	2020	2019	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$5,759	$6,758	$(999)	(15)%
Share-based compensation expense	471	1,458	(987)	(68)%
IT, facilties and other property costs	1,735	2,204	(469)	(21)%
Professional fees	1,296	1,353	(57)	(4)%
	$9,261	$11,773	$(2,512)	(21)%

The net decrease in our general and administrative expenses of $2.5 million for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease of $1.0 million in salaries, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by a decrease in the average number of employees engaged in general and administrative activities;
●	a decrease of $1.0 million in share-based compensation expense due to option forfeitures; and
●	a decrease of $0.5 million in IT, facilities and other property costs.

Other Income, Net

Other income, net was $0.9 million for the three months ended March 31, 2020 compared to $5.4 million for the three months ended March 31, 2019. Other income, net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and on intercompany loans held in U.S. dollars by our U.K. subsidiary, other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable. From July 1, 2019, the intercompany loan between the parent company, Adaptimmune Therapeutics Plc and its subsdiairy, Adaptimmune Limited, has been considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive loss.

Income Taxes

Income taxes increased to a charge of $70,000 for the three months ended March 31, 2020 from a charge of $2,000 for the three months ended March 31, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements, government grants and research and development tax and expenditure credits. From inception through to March 31, 2020, we have raised:

●	$605.3 million, net of issuance costs, through the issuance of shares, including $90.5 million raised through an underwritten public offering in January and February 2020;
●	$201.4 million through collaborative arrangements with GSK and Astellas; and

●	$40.4 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of March 31, 2020, we had cash and cash equivalents of $86.4 million and Total Liquidity of $196.4 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into the second half of 2021.

Management considers that there are no conditions or events, in the aggregate (including those arising from the impact of COVID-19), that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the condensed consolidated financial statements are issued. Although our financial statements have been prepared on a going concern basis, if the Company fails to obtain additional financing in future, this may raise substantial doubt over the Company’s ability to continue as a going concern in future reporting periods. Our ability to raise additional funds may be adversely affected by global economic conditions and a prolonged downturn in the financial markets resulting from the ongoing COVID-19 pandemic.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2020 and 2019 (in thousands).

	Three months ended
	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$16,857	$(36,203)
Net cash (used in) provided by investing activities	(71,947)	17,656
Net cash provided by financing activities	91,444	36
Cash, cash equivalents and restricted cash	90,760	54,390

Operating Activities

Net cash provided by operating activities was $16.9 million for the three months ended March 31, 2020 compared to net cash used in operating activities of $36.2 million for the three months ended March 31, 2019. The net cash provided by operating activities has been significantly impacted by the receipt of a $50.0 million upfront payment from Astellas in January 2020.

Net cash provided by operating activities of $16.9 million for the three months ended March 31, 2020 comprised a net loss of $28.2 million, offset by non-cash items of $1.7 million and a net cash inflow of $43.3 million from changes in operating assets and liabilities. The non-cash items consisted primarily of depreciation expense on plant and equipment of $1.7 million, share-based compensation expense of $1.4 million and amortization of $0.2 million, which was partially offset by unrealized foreign exchange gains of $1.7 million.

Investing Activities

Net cash used in investing activities was $71.9 million for the three months ended March 31, 2020 compared to net cash provided by investing activities of $17.7 million for the three months ended March 31, 2019. The net cash (used in) provided by investing activities for the respective periods consisted of:

●	purchases of property and equipment of $0.2 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively;
●	purchases of intangible assets of $0.2 million and $0.2 million primarily relating to development of internal-use software for the three months ended March 31, 2020 and 2019, respectively; and

●	cash outflows from investment in marketable securities of $98.0 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively, and cash inflows from maturity or redemption of marketable securities of $26.3 million and $22.7 million for the three months ended March 31, 2020 and 2019, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the three months ended March 31, 2019, the investments in marketable securities were reduced to fund the Company’s ongoing operations. In the three months ended March 31, 2020, the Company invested proceeds from its underwritten public offering in the period in marketable securities.

Financing Activities

Net cash from financing activities of $91.4 million and $36,000 for the three months ended March 31, 2020 and 2019, respectively, consisted of net proceeds from an underwritten public offering of $90.5 million (net of issuance costs of $1.0 million) and proceeds from share option exercises of $0.9 million in the three months ended March 31, 2020. The net cash from financing activities in the three months ended March 31, 2019 consisted of proceeds from share option exercises.

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

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$86,429	$50,412
Marketable securities	110,000	39,130
Total Liquidity	$196,429	$89,542

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

Contractual Obligations

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2020, we were not a party to any material legal proceedings.

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

Risks Related to the COVID-19 pandemic

The outbreak of COVID-19 or any other similar pandemic may materially and adversely impact our business including our ability to advance our clinical programs and research pipeline as planned or obtain additional financing on favorable terms or at all.

The outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) has developed into a global pandemic, spreading to most regions of the world including the United States, the United Kingdom and areas of Europe where we have facilities or ongoing clinical trials. The pandemic has impacted directly and indirectly businesses, including disruptions to resources, inability for workers to work, disruptions to supply chains, inability to travel, inability to publish data at or attend conferences, and increased pressure on health systems required to treat COVID-19 patients.

As a result of government and local regulation we have been required to introduce a work from home policy for the large majority of our work force, with our facilities remaining open only for business critical activities, namely as required for manufacture of cell therapies, treatment of clinical patients and certain critical research and development activities. The requirement to stay at home or to social distance required by government and local regulations limits normal communications and may increase the cyber security risk or create data accessibility concerns. It also significantly curtails the numbers of individuals who can attend and work at our facilities which results in a reduction of lab-based work, particularly as required to progress research programs.

Further given the impact of COVID-19 on health systems in impacted countries, many clinical sites have diverted resources away from the performance of clinical trials. This has resulted in many of our clinical trial sites choosing to delay treatment of cell therapy patients, not enrolling patients until the situation improves or in some cases having ceased conducting clinical trials. We continue to work with all our clinical sites to support them and the patients on our clinical trials and aim to treat patients as soon as possible or once the situation improves. Although we have provided our clinical sites with guidance in relation to the treatment of patients during the COVID-19 pandemic, there is an increased risk to our patients as a result of the pandemic including as a result of infection with COVID-19 whilst they are being treated in any of our clinical trials or are attending at clinical sites for routine scans or treatments.

The COVID-19 pandemic continues to rapidly evolve and the extent to which it may impact our future business is highly uncertain and difficult to predict. The impact on global health systems, the life sciences industry more generally or the economy as a whole is not yet known. Depending on the length and progression of such pandemic, we may experience disruptions that would significantly impact our business. For our clinical programs we may experience delays or interruptions to our ability to enroll and treat patients in our trials, recruit patients and screen patients for eligibility to our clinical trials, initiate and activate clinical sites. The current restrictions in place as a result of COVID-19 will result in interruption to our ability and that of our clinical sites to conduct clinical trial activities in accordance with the applicable clinical trial protocol or other regulatory requirements including monitoring requirements, timing of patient visits, ability to follow patients after they have received treatment, ability to perform scans and patient assessments. Deviations and changes to clinical trial protocols may be required in order to address the interruptions caused by COVID-19. Inability to perform clinical trials in accordance with regulatory requirements may impact a later ability to obtain regulatory approval in relation to our cell therapies or may delay our ability to obtain such regulatory approval. There may also be delays in responses from regulatory authorities impacting our ability to obtain required regulatory approvals.

As a result of any delay in clinical trials and the restrictions imposed as a result of COVID-19 there may be a delay in our ability to raise further financing to support our business as a consequence of any delay to clinical data availability or opportunities to publish data, or impact on investment and stock prices more generally. Our ability to close and negotiate third party collaborations and progress existing third party collaborations may also be impacted, for example as a result in the delay to research and development activities. Given the UK and US government ‘stay at home’ guidance delays will occur in research and development programs. The impact on operations in both the UK and US may also be further impacted as a result of limitations on employee resources or third party resources and supplies caused by increased sickness, requirement for staff to care for family members or requirements for staff to self-isolate.

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

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our SPEAR T-cells and other cell therapies (including the NY-ESO SPEAR T-cell), including engaging in activities to manufacture and supply our cell therapies for clinical trials in compliance with current good manufacturing practice, or cGMP, conducting clinical trials of our cell therapies, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells or other cell therapies.

For the period ended March 31, 2020, and the years ended December 31, 2019 and 2018, we incurred net losses of $28.2 million, $137.2 million and $95.5 million, respectively. As of March 31, 2020, we had accumulated losses of $483.8 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our cell therapies and their un-proven route to market and the impact of external factors including the COVID-19 pandemic. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells and other cell therapies, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving collaboration agreement milestones under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement, progression of programs under the agreement with Universal Cells Inc. and achieving a level of revenue adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash or alternative funding.

Although our financial statements have been prepared on a going concern basis, if we fail to obtain additional financing in the future, this may raise substantial doubt about our ability to continue as a going concern in future reporting periods

As of March 31, 2020, the Company had cash and cash equivalents of $86.4 million, marketable securities of $110.0 million, and stockholders’ equity of $186.0 million. During the three months ended March 31, 2020, the Company incurred a net loss of $28.2 million, generated cash of $16.9 million from its operating activities, and generated revenues of $0.8 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods. On January 13, 2020, the Company entered into the Astellas Collaboration Agreement. The Company received an upfront payment of $50.0 million in January 2020 under the agreement and is entitled to receive research funding of up to $7.5 million per year on a per collaboration target basis. Additional milestones are possible under the agreement, but these are dependent on the success of the development and commercialization of research and products. In addition, on January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters on February 7, 2020, of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of $90.5 million. We believe that our Total Liquidity, combined with the upfront payment and the recently completed public offering of ADSs described above, will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into the second half of 2021.

Management considers that there are no conditions or events, in the aggregate (including those arising from the impact of COVID-19), that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued.

We have never generated any revenue from sales of our cell therapies and our ability to generate revenue from sales of our cell therapies and become profitable depends significantly on our success in a number of factors.

We have no cell therapies approved for commercial sale, have not generated any revenue from sales of our cell therapies, and do not anticipate generating any revenue from sales of our cell therapies until sometime after we receive regulatory approval, if at all, for the commercial sale of a cell therapy. We intend to fund future operations through milestone payments under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement and through additional equity financings or other third party collaborations. Our ability to generate revenue and achieve profitability depends on our success in many factors, including:

●	completing preclinical development and advancing our SPEAR T-cells and other cell therapies to clinic;
●	delivering on the clinical development strategy for our SPEAR T-cells and other cell therapies;
●	progressing our clinical trials within predicted timeframes and without any substantial delays, for example as may be caused by delays in patient recruitment, regulatory requirements to hold or suspend any clinical trials, from the COVID-19 outbreak or similar pandemics or delays in obtaining approvals required to conduct clinical trials;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) for our SPEAR T-cells and the NY-ESO SPEAR T-cell that translate into a differentiated product of value for patients;
●	obtaining data from clinical trials which are ongoing for SPEAR T-cells other than the NY-ESO SPEAR T-cell;
●	obtaining regulatory approvals and marketing authorizations for our SPEAR T-cells and the NY-ESO SPEAR T-cell for which we or our collaborator complete clinical trials;

●	developing sustainable and scalable manufacturing and supply processes for our cell therapies, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own commercial manufacturing capabilities and infrastructure;
●	developing a reliable and commercially viable/cost effective commercial manufacturing process to enable commercial supply of our cell therapies;
●	launching and commercializing therapies for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	obtaining market acceptance, pricing and reimbursement of our SPEAR T-cells and other cell therapies as viable treatment options;
●	addressing any competing technological and market developments;
●	identifying, assessing, acquiring and/or developing new cell therapies including new SPEAR T-cells;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attracting, hiring and retaining qualified personnel.

Even if one or more of the SPEAR T-cells is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved SPEAR T-cell. Our expenses could increase beyond expectations if the FDA or any other regulatory agency requires changes to our manufacturing processes or assays, or for us to perform preclinical programs and clinical or other types of trials in addition to those that we currently anticipate, including where such additional requirements result from impacts caused by the COVID-19 outbreak. If we are successful in obtaining regulatory approvals to market one or more cell therapies, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the cell therapy, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales or supplies of such cell therapies, even if approved. If we are not able to generate revenue from the sale of any approved cell therapies, we may never become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our cell therapies.

Our operations have required substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the development of our SPEAR T-cells, including future clinical trials. If we receive approval for any of our SPEAR T-cells, we will require significant additional amounts in order to launch and commercialize these therapeutic candidates.

As of March 31, 2020, we had $86.4 million of cash and cash equivalents and $110.0 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our cell therapies, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our cell therapies, to advance additional cell therapies into preclinical testing and progress such cell therapies through to clinical trials as quickly as possible and to fund working capital, including for other general corporate purposes. Changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement, delays to business operations caused by the COVID-19 outbreak or similar pandemic or data seen in any of our clinical trials may cause us to increase our spending significantly faster than we currently anticipate. We will require additional capital for the further development and commercialization of our cell therapies in accordance with currently planned operations.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our cell therapies or other research and development initiatives. Our license and supply agreements may also be terminated if we are unable to meet the payment obligations under these agreements. We could be required to seek collaborators for our cell therapies at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available or relinquish or license on unfavorable terms our rights to our cell therapies in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our American Depositary Shares, or ADSs, to decline.

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

Risks Related to the Development of Our Cell Therapies

Our business is highly dependent on our wholly-owned SPEAR T-cell candidates including ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP, which will require significant additional clinical testing before we can seek regulatory approval and begin commercialization of any of our SPEAR T-cells.

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

The patient response data that has been reported in our ADP-A2M4 trials (other than for synovial sarcoma), ADP-A2AFP trials and ADP-A2M4CD8 trials represents data from individual patients within each study at the applicable dosing level. As such, the data is initial data and we cannot know at this stage whether any patient who has seen a response will continue to respond favorably to our therapy or that any response will persist. In addition, given the data is initial single patient data, there is no assurance that we will see responses in any other patients or that such patients will not suffer severe adverse events which may result in a delay or halt to any clinical trial. Further data is required in order to determine whether any specific SPEAR T-cell is able to be further developed, proceed to the next stage of clinical program and in particular whether any SPEAR T-cell will achieve regulatory approval

We plan to provide further data updates as and when the applicable data is believed to be sufficiently mature. We do not, however, intend to update patient response information on a frequent basis or as and when we obtain further patient information. Given the nature of T-cell therapies and the time taken to observe patient responses to our SPEAR T-cells, we cannot provide any assurance that further data updates will be provided frequently or that such data updates will be available at any particular time. In addition, data updates may be delayed as a result of the progression of COVID-19 and the resulting delay in conference meetings. For example, the EASL

International Liver Congress, for which we had abstracts accepted relating to our ADP-A2AFP trial, has been delayed from April 2020 to August 2020.

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

Progression of new cell therapies, including other SPEAR T-cells, into clinical trials is inherently risky and dependent on the results obtained in preclinical programs, the results of other clinical programs and results of third-party programs that utilize common components, such as production of the lentiviral vector lot used for production and administration of our SPEAR T-cell. If results are not available when expected (including as a result of delays caused by the COVID-19 outbreak) or problems are identified during any cell therapy development, we may experience significant delays in development of pipeline products and in existing clinical programs, which may impact our ability to receive regulatory approval. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our cell therapies. Failure to submit further INDs or the foreign equivalent and commence additional clinical programs will significantly limit our opportunity to generate revenue.

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future cell therapies, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required (including as a result of the COVID-19 outbreak). For example, we amended the protocols for all of our pending and on-going ADP-A2M4 and ADP-A2M10 clinical trials in response to reported serious adverse events of prolonged serious pancytopenia in our clinical trials for ADP-A2M4 and ADP-A2M10 in two patients treated with the highest lymphodepletion regimen. Such protocol amendments may delay our clinical trials, may require changes or resubmission of our INDs, or may result or be related to a halt in our planned or contemplated clinical trials.

We are continuing to expand our clinical trial footprint in Europe. This requires gaining the approval of country specific review bodies for GMO application and Clinical Trial Application (“CTA”). As this is not a harmonized process, the requirements can vary considerably, and delays can be incurred at a country level. For example, the information required in relation to manufacturing processes or assays may differ between countries and may require additional testing to be conducted in order for approval to be obtained.

In the USA, some institutional review boards, or IRBs, have requested that the Sponsor obtain Investigational Device Exemptions (IDE) from the FDA for the validated clinical trial assay being used to select patients. This has delayed the initiation of some sites and limited the ability to obtain high risk biopsies until an IDE has been granted. We plan to proactively seek IDEs for our cell therapy assays where appropriate.

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

In addition, given the novelty of our cell therapies, the end users and medical personnel require a substantial amount of education and training in their administration of cell therapies. Regulatory authorities have very limited experience with commercial engineered cell therapies and SPEAR T-cells for the treatment of cancer. As a result, regulators may be more risk averse or require substantial dialogue and education as part of the normal regulatory approval process for each stage of development of any cell therapy. To date, only a limited number of gene therapy products have been approved in the United States and European Union. Consequently, it is difficult to predict and evaluate what additional regulatory hurdles may apply to the development of our cell therapies and whether additional investment, time or resources will be required to overcome any such hurdles.

Additionally, because our technology involves the genetic modification of patient cells ex-vivo using a viral vector, we are subject to many of the challenges and risks of gene therapy, including the following challenges:

●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.
●	Random gene insertion associated with retrovirus-mediated genetically modified products, known as insertional oncogenesis, could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells. Insertional oncogenesis was seen in early gene therapy studies conducted outside of the United States in 2003. In those studies, insertional oncogenesis resulted in patients developing leukemia following treatment with the relevant gene therapy, with one patient dying. As a result of the data from those studies, the FDA temporarily halted gene therapy trials in the United States. The previous trials involved modification of stem cells rather than T-cells and utilized a murine gamma-retroviral vector rather than a lentiviral vector. We cannot guarantee that insertional oncogenesis resulting from administration of our SPEAR T-cells or other cell therapies will not occur.
●	Although our viral vectors are not able to replicate, there may be a risk with the use of retroviral or lentiviral vectors that they could undergo recombination and lead to new or reactivated pathogenic strains of virus or other infectious diseases.

●	There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In part for this reason, the FDA recommends a 15-year follow-up observation period for all surviving patients who receive treatment using gene therapies in clinical trials. We may need to adopt such an observation period for our therapeutic candidates; however, the FDA does not require that the tracking be complete prior to its review of the Biologics License Application, or BLA.
●	Clinical trials using genetically modified cells may be subject to additional or further regulatory processes, for example by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC or the need to apply for a specific applications relating to the use of Genetically Modified Organism application in the European Union. These additional processes may delay or impede the initiation of a clinical trial.
●	Increased risk to patient safety caused by the need to lymphodeplete patients prior to administration of our cell therapies including in circumstances in which there is a heightened safety risk or in which medical resources could be prioritized elsewhere, for example during a pandemic such as COVID-19.

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

Clinical trials using our cell therapies are still in the early stages, and it is difficult to predict the results that will be obtained by us or our collaborator in ongoing clinical trials or the next phase or phases of any clinical program. It is also difficult to predict the way in which SPEAR T-cells or other cell therapies will interact with third-party products used in combination clinical trials. Any undesirable side effects seen in combination trials may affect our ability or our collaborator’s ability to continue with and obtain regulatory approval for any combination therapy and may also impact our or our collaborator’s ability to continue with and obtain regulatory approval for the cell therapies alone.

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

Certain of the steps involved in validating and carrying out safety testing in relation to our cell therapies require access to samples (e.g., tissues samples or cell samples) from third parties. Such samples may be obtained from universities or research institutions and will often be provided, subject to satisfaction of certain terms and conditions. There can be no guarantee that we will be able to obtain samples in sufficient quantities to enable development of and use of the full preclinical safety testing program for all cell therapies undergoing research and development, particularly during the period in which COVID-19 impacts the ability of research institutions to supply and access such samples. In addition, the terms under which such samples are available may not be acceptable to us or may restrict our use of any generated results or require us to make payments to the third parties.

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

Conduct of clinical trials is dependent on finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site. It is difficult to predict how quickly we or our collaborators will be able to recruit suitable patients, find suitable sites, begin clinical programs and administer our cell therapies including our SPEAR T-cells. In addition, during the COVID-19 outbreak, resources at clinical sites are being prioritized towards treatment of COVID-19 and as a result there may be a delay in their ability to progress our clinical trials, recruit and enroll patients in to clinical trials or to start new clinical trials. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for all of our clinical trials with our SPEAR T-cells. Any delay in identification of suitable patients will result in the Company incurring additional costs associated with the need to find and initiate additional clinical trial sites. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. The need to make changes to any clinical trial design can result in delays to the performance of that clinical trial whilst any changes are approved and implemented at applicable clinical trial sites.

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

If we or our collaborators, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with any SPEAR T-cells, or are unable to obtain regulatory approval or experience delays in either development or obtaining regulatory approval (including as a result of the impact of the COVID-19 pandemic), we may be unable to identify patients with the specific profile targeted by the relevant cell therapy for enrollment in our clinical trials. In addition, delay in development and approval of any companion diagnostic (including as a result of the impact of the COVID-19 pandemic) may also impact our ability to obtain a marketing approval for the therapeutic product and to commercialize the therapeutic product. For example, delays in the development of a companion diagnostic for detection of the MAGE-A4 antigen in synovial sarcoma and MRCLS may result in delays to any marketing approval for ADP-A2M4. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability or our collaborators’ ability to conduct further clinical trials or obtain regulatory approval.

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

Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture (including as a result of the impact of the COVID-19 pandemic) can result from:

●	A failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	A lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (for example the FDA in the United States) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;
●	Variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	Product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example as a result of an import or export hold-up) or supplier error;
●	Inability to obtain manufacturing slots from third party contract manufacturers or to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture cell therapies for patients as and when those patients require manufacture;

●	Inability to procure starting materials or to manufacture starting materials (including at our U.K. vector facility), for example vector required for SPEAR T-cell manufacture including as a result of the COVID-19 outbreak;
●	Loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing cell therapies at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility it may not be possible to find alternative manufacturing capability for these cell therapies within the timescales required for ongoing clinical trials. In addition, as with many pharmaceutical manufacturing facilities, the facility will have periods of time within which it cannot be used for manufacture of patient product to enable routine checks to be performed on the facility;
●	Loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started; and
●	A requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture.
●	Reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs.

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

Given we now manufacture cell therapies at our own U.S. manufacturing facility and plan to manufacture vector at a UK vector facility, there is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which either facility is operated. This may result in a delay in our ability to manufacture cell therapies at our own facility or in our ability to supply vector material for use in the manufacturing process. In addition, there is no guarantee that any cell therapy or vector produced in any of our facilities will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Resourcing of cell manufacturing facilities is increasingly competitive, which restricts the number of available skilled operators which can be recruited at our manufacturing facilities. Any failure to meet regulatory requirements or produce cell therapies and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

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

We or our collaborators may find it difficult to enroll patients in our clinical trials. Identifying and qualifying patients, including testing of patients for appropriate target peptides and HLA type, to participate in clinical trials of our cell therapies are critical to our success. The patient population in which any required peptide antigen is presented may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. The timing of clinical trials depends on the speed at which we or our collaborators can recruit patients to participate in testing of our cell therapies. If patients are unwilling to participate in trials because of negative publicity from adverse events, as a result of the COVID-19 outbreak or for other reasons, including competitive clinical trials for similar patient populations, negative results seen in competitive third party clinical trials utilizing similar cell therapy products, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether. We or our collaborators may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve sufficient diversity in a given trial in order to complete our clinical trials in a timely manner. Successful execution of patient treatment and assessment of outcomes is affected by several factors including:

●	eligibility criteria for the trial in question, in particular, presenting the correct HLA type and expression levels of the target antigen;
●	ability to detect required expression levels of target antigens in any patient population;
●	ability to detect required target antigens in any patient population and to set detection levels at an appropriate level to facilitate patient recruitment;
●	severity of the disease under investigation and the type of patient being recruited into the clinical trial;

●	design of the trial protocol;
●	patients’ willingness to enroll or continue to participate in a clinical trial during the COVID pandemic;
●	the COVID-19 pandemic or any other similar pandemic or global event, which may result in clinical site closures, delays to patient enrollment, patients discontinuing their treatment or follow up visits or changes to trial protocols;
●	size of the patient population;
●	perceived risks and benefits of the cell therapy under trial;
●	novelty of the cell therapy and acceptance by oncologists;
●	proximity and availability of clinical trial sites for prospective patients;
●	availability of competing therapies and clinical trials and ability to obtain patient insurance coverage;
●	efforts to facilitate timely enrollment in clinical trials and to provide manufactured product on a timely basis;
●	patient referral practices of physicians;
●	changes in the underlying standard of care applicable or treatments available for the relevant indication for which a patient is being treated;
●	availability of reimbursement from insurance companies in relation to the costs of clinical trials using our cell therapies which can vary between clinical sites; and
●	ability to monitor patients adequately during and after treatment, for example where patients decide not to attend follow-up appointments.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business. The COVID-19 outbreak has meant that many clinical sites are delaying the treatment of patients in clinical trials and this may in turn cause delays in our ability to recruit and enroll patients in to our trials. The course of the COVID-19 outbreak is currently uncertain and is rapidly evolving and it is not possible to predict when the impact on clinical sites may be alleviated.

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our cell therapies. In addition, as a result of the COVID-19 outbreak certain deviations to processes and changes in the way we carry out our clinical trials may be necessary, for example use of remote monitoring at clinical sites, variations to patient visit dates. The impact these variations and deviations may have on the regulatory approval process are not yet fully understood but they may delay our ability to obtain regulatory approvals for our cell therapies.

Separately, in response to the COVID-19 global pandemic, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 global pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We obtained breakthrough therapy status for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. Following exercise of the option over the NY-ESO SPEAR T-cell program by GSK, it is not known whether such breakthrough therapy status will continue or whether GSK will apply for and obtain any accelerated approval for the NY-ESO SPEAR T-cell. In addition, we have obtained RMAT designation (Regenerative Medicine Advanced Therapy designation) from the FDA for ADP-A2M4 for the treatment of synovial sarcoma and the European Medicine Agency’s (EMA) Committee of Orphan Medicinal Products (COMP) has adopted a positive opinion for Orphan Drug Designation for ADP-A2M4 for the treatment of soft tissue sarcomas. We may apply for similar status or accelerated programs in other countries and for other of our products and indications. However, given the novel nature of our cell therapies, it is difficult for us to predict or guarantee whether the FDA or other regulatory authorities will approve such requests or what further clinical or other data may be required to support an application for such accelerated approval procedures.

The process of obtaining marketing approvals, both in the United States and in countries outside of the United States, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the cell therapies involved. For example, clinical trials may be required in pediatric populations before any marketing approval can be obtained, which can be time consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical programs and clinical trials that will be required for regulatory approval varies depending on the cell therapy, the disease or condition that the cell therapy is designed to address, and the regulations applicable to any particular cell therapy. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a cell therapy’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application. In addition, approval of our cell therapies could be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
●	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk: benefit profile for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our cell therapies may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA (including as a result of impacts caused by the COVID-19 outbreak) or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	our manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our cell therapies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We obtained breakthrough therapy status in the United States and PRIME status in Europe for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. We have obtained RMAT designation (Regenerative Medicine Advanced Therapy designation) from the FDA for ADP-A2M4 in synovial sarcoma. The European Medicine Agency’s (EMA) Committee of Orphan Medicinal Products (COMP) has adopted a positive opinion for Orphan Drug Designation for ADP-A2M4 for the treatment of soft tissue sarcomas. We may seek breakthrough therapy or fast track designations for our other SPEAR T-cells in the United States or equivalent regulations elsewhere in the world.

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

In 2016, the EMA granted PRIME status to NY-ESO SPEAR T-Cell for the treatment of certain patients with metastatic synovial sarcoma who have received prior chemotherapy. We may apply for PRIME status for other of our cell therapy products. There can be no assurance that any application will be successful in obtaining PRIME status.

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

The current development plans or any future development plan agreed upon between GSK and us, including those relating to the third target program, may be delayed (including as a result of the impact of the COVID-19 pandemic) or may be unsuccessful or fail to result in candidate therapies that are feasible for further development or commercialization. Changes to the development plans or collaboration agreement may impact the timing and extent of milestone payments made by GSK to us, the nature of the relationship with GSK or the scope of the collaboration with GSK.

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

We rely on Universal Cells Inc. in relation to the performance of collaboration agreements between us and Universal Cells Inc for the further development of ‘off-the-shelf’ cell therapies.

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

Under the terms of the agreement, we have received an upfront payment of $50 million and may receive up to an additional $847.5 million in development and sales milestones together with up to $7.5 million in research funding per year on a per collaboration target basis and tiered royalties on net sales in the mid-single to mid-teen digits where Universal Cells takes cell therapy candidates forward unilaterally through development and commercialization. Where we take products forward unilaterally through development and commercialization, we may have to pay Universal Cells up to $552.5 million in development and sales milestones. In addition, Universal Cells would receive tiered royalties on net sales in the mid-single to mid-teen digits. To the extent that we and Universal Cells co-develop and co-commercialize any therapies, we will equally share the costs of such co-development and co-commercialization, with the resulting profits from co-commercialization also shared equally. There is no guarantee that any research funding, development or sales milestones or product royalties or any other sums will become due or payable to us at any time or on the time frames currently expected.

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

Any research or development plan agreed upon between Universal Cells and us may be delayed (including as a result of the impact of the COVID-19 pandemic) or may be unsuccessful or fail to result in therapies that are feasible for further development or commercialization. In addition, milestone payments and research funding may not be paid or may be varied where any research or development plan is amended or where any research or development plan is terminated prior to completion. There is no guarantee that any payments due or payable on commercialization of products under the Universal Cells Collaboration will be due or payable at any time or on the timeframes currently expected. The timing for commercialization of any products under the Universal Cells Collaboration is currently unknown and will depend on the targets selected and the type of allogeneic T-cell therapy being developed.

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

Commercialization of any cell therapies arising from the Universal Cells Collaboration additionally requires a license from iPS Academia Japan, Inc. under certain intellectual property rights owned by IPS Academia Japan, Inc. Although licenses are available, there is no assurance that the license can be obtained on commercially acceptable terms.

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

We currently rely partly on outside contract manufacturing organizations (“CMOs”) and other third parties to provide services related to the manufacture, supply, and processing of our cell therapies. If one or more of these third parties become unable or unwilling to continue to manufacture our cell therapies (including any raw or intermediate material required for the manufacture of our cell therapies) or provide their services in the future (including as a result of the impact of the COVID-19 pandemic), we may be forced to find an alternative third-party service provider, which we may not be able to do on commercially reasonable terms, if at all. Failure to identify a suitable alternative service provider could impact our business, financial condition or results of operations.

We rely on a limited number of third-party manufacturers and third party service providers for clinical trial product supplies and services at each stage of the manufacturing process, and as a result we are exposed to the following risks (including where such third party risks arise as a result of the impact of COVID-19):

●	We may be unable to contract with manufacturers on commercially acceptable terms or at all because the number of potential manufacturers is limited and the FDA, EMA and other comparable foreign regulators must approve any replacement manufacturer, which would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, and develop substantially equivalent processes for, production of our cell therapies after receipt of any applicable regulatory approval.
●	We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.
●	Our third-party manufacturers might be unable to timely formulate and manufacture our cell therapies or produce the quantity and quality required to meet our clinical trial and commercial needs, if any.
●	With any new manufacturing process or new CMO we will need to transfer the manufacturing process or new process to that CMO. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our cell therapies and obtain marketing approval for our cell therapies.
●	Introduction of new raw material or intermediate material manufacturers, such as CMOs for vectors, may require comparability testing to be carried out to show that the manufacturing process and end material is comparable to the currently used manufacturing process and/or material. Any inability to show comparability or delay in comparability testing may result in delays to the supply of the affected materials and as a result delays to clinical trials.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost. Even where CMOs fail to manufacture our cell therapies successfully, it may not be possible to achieve re-manufacture quickly or without expending resources or additional costs.
●	Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our cell therapies. In addition, contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.
●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA, and other comparable foreign regulators and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our cell therapies. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change a different process.
●	Our third party manufacturers may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis. This could delay or prevent release of our cell therapies and as a result delay clinical trials and patient treatment.
●	Our third-party manufacturers could breach or terminate their agreement with us.
●	Our third-party manufacturers may cease to be able to do business with us (whether for insolvency or other reasons, including takeover, merger or acquisition) at a time when we are unable to source such manufacture elsewhere or at our own manufacturing facility.
●	Increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors which are outside of our control or which may be imposed by our CMOs. For example, moving to commercial phase manufacture usually incurs increased cost and qualification requirements at our CMOs. Such costs may be prohibitive, or such activities may not be able to be performed within appropriate timelines.

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

We depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical programs and sponsored clinical trials under agreements with us. We expect to have to negotiate budgets and contracts with CROs and trial sites (either directly or through a third party consultant), which may result in delays to our development timelines and increased costs. We rely heavily on these third parties over the course of our clinical trials, and we do not have day-to-day control of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with applicable protocols and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for cell therapies in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations and guidelines (including as a result of the outbreak of COVID-19), the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing authorization applications. We cannot provide assurances that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of subjects. Our failure or any failure by these third parties to comply with these regulations or to support BLA for approval of any of our cell therapies for the treatment of a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties which could be limited, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical trials and preclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug or biologic development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines (including as a result of the outbreak of COVID-19), if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize our cell therapies. As a result, our financial results and the commercial prospects for our cell therapies would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

The manufacture of our cell therapies requires access to a number of reagents and other raw materials from third parties. Such third parties may refuse to supply such reagents or other raw materials or alternatively refuse to supply on commercially reasonable terms. There may also be capacity issues at such third-party suppliers that impact our ability to increase production of our cell therapies, including where such capacity or supply issues result from the impact of the COVID-19 outbreak on such third party suppliers.

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

As we further develop our manufacturing process, the manufacture of our cell therapies may require access to specialized or customized equipment and components from third parties. Such third parties may refuse to supply such equipment and components or alternatively refuse to supply on commercially reasonable terms, including as a result of the impact of the COVID-19 outbreak. There may also be capacity issues at such third-party suppliers that impact our ability to manufacture our cell therapies or increase the cost associated with such manufacture.

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

We have formed and may form or seek further third party alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development, manufacturing and commercialization efforts with respect to our SPEAR T-cell therapies and any future products. For any of these third party alliances we are reliant on performance of a third party to achieve the end aims of the alliances. For example, we have a collaboration agreement with Astellas under which Astellas is required to perform certain collaboration activities. Any delays in the performance of these activities or any requirement to amend or modify those activities (including as a result of the impact of the COVID-19 pandemic) will result in delay to the overall program. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. There is no guarantee that such third party relationships will result in any positive improvements to our SPEAR T-cells, cell therapies or associated manufacturing processes or that performance of such third party relationships will occur in accordance with expected timelines. Such third party alliances may result in us incurring additional costs or requiring additional resources over and above the costs and resources committed to those alliances. In addition, we face significant competition in seeking appropriate partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish third party arrangements for our cell therapies which may impact our ability to further develop our cell therapies or delay the further development of our cell therapies.

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

We may identify third-party intellectual property rights that are required to enable the further development, commercialization, manufacture or development of our SPEAR T-cells. Licenses to such intellectual property rights may or may not be available on commercial terms that are acceptable to us. As a result we may incur additional license fees for such intellectual property rights, or the cost and expenses to identify an alternative route for commercialization, that does not require the relevant third-party intellectual property rights, or the cost and diversion of resources required to challenge any such third party intellectual property rights. For example, commercialization of iPSC derived ‘off-the-shelf’ cell therapies are likely to require a license from iPS Academia Japan Inc under intellectual property rights covering the generation of iPSC cell lines.

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our Chief Executive Officer; Dr. Helen Tayton-Martin, our Chief Business Officer; William Bertrand, our Chief Operating Officer; John Lunger, our Chief Patient Supply Officer, Dr. Elliot Norry, our Senior Vice President and Chief Medical Officer, and Gavin Wood, who was appointed as our Chief Financial Officer effective April 1, 2020. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. To induce employees to remain at our company, in addition to salary and cash incentives, we have provided share options that vest over time, with higher awards of share options being made to senior employees. The value to employees of share options that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees in the United Kingdom, these employment agreements provide for a mutual nine months’ notice period in the case of Dr. Tayton-Martin and Mr. Wood; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Rawcliffe, Mr. Bertrand and Mr. Lunger must provide 60 days’ written notice and our senior vice-presidents, including Dr. Norry, must provide 30 days’ written notice. This means that any of our employees in the United States, except for Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger and our senior vice-presidents, could leave our employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. The uncertainty around the impact of the U.K.’s exit from the European Union (“Brexit”) may make it more difficult to retain and to continue to attract employees into our U.K. facilities.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2020, we had 383 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize our SPEAR T-cells will depend, in part, on our ability to retain employees and effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing growth activities and the resourcing of replacement employees in the event employees leave. For example, competition for employees able to perform manufacturing activities in the cell therapy area is increasing as more companies develop their own manufacturing capabilities. Should we be unable to retain key manufacturing employees, this could impact our ability to manufacture cell therapies for our clinical trials or result in delays to patient treatment.

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

We are in the process of increasing the number of manufacturing slots available at our Navy Yard facility. The cost of developing, out-fitting and operating a larger manufacturing facility may also be greater than currently anticipated and we may require additional capital for the completion of the upscaling of the manufacturing facility which may result in the need for us to raise additional funds earlier than expected. As a result of the COVID-19 outbreak there may be a delay in our ability to increase the number of manufacturing slots available at our Navy Yard facility. There may also be an impact on the resources available at our Navy Yard to manufacture our cell therapies should staff at the facility become infected with COVID-19 or potentially infected with COVID-19. Any impact to resources may delay our ability to manufacture our cell therapies.

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

●	CAR-T in hematological malignancies: Engineered T-cell therapeutics have been identified using antibody recognition systems engineered into T cells, so-called CAR-T cells. A number of targets in hematological malignancies have been well characterized including, but not limited to: BCMA, CD4, CD5, CD19, CD22, CD20, CD33, CD38, CD70, CS1 and CD123. Two CD-19 directed CAR-T cell products have been approved by the U.S. Food and Drug Administration (“FDA”) Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) as well as by the European Medicines Agency (EMA) in the European Union. More recently, Kymriah™ has been approved by the MHLW in Japan. A number of companies and academic institutions are developing CAR-T cell products including but not limited to Allogene Therapeutics, Arcellx, Atara Bio, Autolus, Baylor College of Medicine, bluebird bio, CASI Pharmaceuticals, Celyad, Celgene (now part of Bristol-Myers Squibb), Cellectis, CRISPR Therapeutics, Fate Therapeutics, Janssen (JNJ with Nanjing Legend), Juno Therapeutics (a Bristol-Myers Squibb company), Kite Pharma (Gilead), Linea Rx, Mustang Bio, Novartis, Precigen, Refuge Biotechnologies Inc, Servier, Sorrento Therapeutics, Xenetic Biosciences, Xyphos (a wholly-owned subsidiary of Astellas) and Ziopharm Oncology.
●	CAR-T in solid tumors: In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. Competitors include but are not limited to: Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Baylor College of Medicine, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Celgene (now part of Bristol-Myers Squibb; with Obsidian Therapeutics) Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte (a Novartis Company), Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Helix BioPharma, Juno Therapeutics (a Bristol-Myers Squibb company), Lyell Immunopharma (with GSK), MaxCyte, Memorial Sloan Kettering Cancer Center, Minerva Biotechnologies, Mustang bio, OncoSec Immunotherapies, Oncternal Therapeutics, Poseida Therapeutics, Precigen, Senti Biosciences, Sorrento Therapeutics, Symvivo, Targazyme, Tmunity, Xyphos (a wholly-owned subsidiary of Astellas).
●	CARs & TCR-mimics targeting peptide-HLA complexes: Most CAR-T therapies in development are directed towards suitable antigen targets. Another area of development is the creation of CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T-cells or developed as standalone antibody therapies in cancer indications (both hematologic malignancies and solid tumors). Targets of such pHLA CAR-T or TCR mimic antibodies include: AFP, CD19,

BCMA, NY-ESO-1, p53 and WT1. A number of pharmaceutical, biotechnology, and academic institutions are researching and developing CARs & TCRmimics targeting the peptide-HLA complex, including but not limited to: Adicet Bio / Regeneron, Altor Bioscience, Cancer Research Technology/CRUK, Eureka Therapeutics, Gritstone Oncology, MorphoSys, Xencor and Ziopharm Oncology.
●	TCR T-cells: TCR T-cells are being developed by competitors that are directed towards a multitude of targets including: AFP, CD20, HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MAGE-A4, MART1, NRAS, NY-ESO-1, p53, PRAME, TGFβRII frameshift antigen WT1, as well as personalized neoantigens. Juno Therapeutics (a Bristol-Myers Squibb company) has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection. Juno’s candidate JTCR016 (WT1-specific TCR), in collaboration with Fred Hutchinson Cancer Research Center and the National Cancer Institute (NCI), is currently undergoing a Phase 1/2 trial in NSCLC and mesothelioma setting as well as a separate Phase 1/2 in AML. Medigene AG has reported development of a PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes. In addition to Juno there is a growing number of TCR companies that are adopting approaches to TCR affinity enhancement, for example Axis Therapeutics, Takara, Takara Bio, Fred Hutchinson Cancer Centre and Immatics. In addition other TCR-focused competitors include, but are not limited to: 3T, Adaptive Biotechnologies (with Genentech), AgenTus, Atreca, Baylor College, Bellicum, BioNTech (with Eli Lilly), bluebird bio, BlueSphere bio, Captain T cell, Celgene (now part of Bristol-Myers Squibb; with Immatics), Cellular Biomedicine Group Inc, Cytovant Sciences, Ervaxx, GigaMune, GSK, HighPass Bio (an Elevate bio company), Immunocellular Therapeutics, Immunocore, Intellia Therapeutics, Inc. (with Ospedale San Raffaele), Juno Therapeutics (a Bristol-Myers Squibb company), Kiromic, Kite Pharma (Gilead), Lion TCR LTD, MD Anderson Cancer Center, MediGene AG, NCI, Neon Therapeutics (now part of BioNTech), Novartis, PACT Pharma, Parker Institute, Refuge Biotechnologies Inc., Roswell Park Cancer Institute, Scancell (with BioNTech), Tactiva Therapeutics, Takara Bio Inc, Takeda (T-CIRA), TCR Cure, T-Cure, TCR x immunotherapies, T-Knife, Tmunity, TScan Therapeutics, University of Leiden, Zelluna (with Oslo University Hospital) and Ziopharm Oncology.

There are a number of different approaches being developed for allogeneic or “off-the-shelf” immunotherapy products including stem-cell derived products, HLA-matched products, healthy-donor derived products and use of cells with no or limited HLA type (for example GammaDelta T-cell, or NK cells). Competitors include Allogene Therapeutics (with Notch Therapeutics), Century Therapeutics (with FujiFilm Cellular Dynamics), City of Hope (with Mustang Bio), Editas, Fate Therapeutics (in collaboration with Janssen Biotech), Takeda (in collaboration with CiRA), Thyas, Editas, UCLA and T-CiRA.

In addition to adoptive cell therapy approaches aforementioned, our competitors are also investigating other cell-based approaches, including the potential of GammaDelta T-cell, CAR-Macrophages, CAR-NK cell, NK cell, NKT cell, CTLs, TILs, Marrow-infiltrating lymphocytes (MILs), Multi-tumor-associated antigen (TAA)-specific T-cells and virus-specific T-cells either preclinically or in a clinical setting (both hematologic malignancies and solid tumors). In this space there are a number of potential competitors, including, but not limited to: Achilles Therapeutics, Adicet Bio, Arsenal bio, Atara Bio, Aurora BioPharma, Cellular Biomedicine Group Inc, CytomX, Celgene (now part of Bristol-Myers Squibb), Fate Therapeutics, Fortress Biotech, Gadeta (with Kite Pharma), Gamma Delta Therapeutics (with Takeda), Gamida cell, Genocea, Glycostem Therapeutics, iCell Gene Therapeutics, Immatics, Iovance Biotherapeutics (formerly Lion Bio), KSQ Therapeutics, Kuur Therapeutics, MD Anderson Cancer Center, Multimmune, NantKwest, NexImmune, Nkarta, Sorrento Therapeutics, Marker Therapeutics, Tessa Therapeutics, TC Biopharm (with bluebird bio), Torque Therapeutics, Unum Therapeutics, WindMIL Therapeutics and Ziopharm Oncology. Although Immunocore is focused on soluble TCRs rather than engineered cell therapies, we could also face competition from Immunocore if it develops or acquires products directed at the same targets or indications as our TCR therapeutic product candidates. Moreover, many of our employees have come from a shared background within Immunocore and there is an awareness within Immunocore of certain of our confidential information on the technology platform controlled through confidentiality agreements. This knowledge could be used by Immunocore to facilitate its own developments or to target competitive products against our products placing it in a preferable position as compared to third party competitors.

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

Our ability to execute our business plan and to comply with regulators’ requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems and similar systems used by third-party providers that we rely on. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. There is an increase in vulnerability to damage as a result of the working from home policy adopted at our U.S. and U.K. facilities for certain of our employees during the course of the COVID-19 outbreak and the increase in malicious human acts occurring at the same time. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information systems, sustained or repeated system failures or problems arising during the upgrade of any of our information systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business. In addition, where disruption to such systems occurs at third-party providers, we may have limited ability to find alternative providers in any required timeframes or at all, and such disruption could significantly affect our ability to proceed with clinical or analytical or development programs.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations and those of our third party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics (including COVID-19), labor disputes or other business interruptions. While the company has business interruption insurance policies in place, any interruption could seriously harm our ability to timely proceed with any clinical programs or to supply SPEAR T-cells on a commercial basis or for use in clinical programs.

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

Risks Related to Ownership of our American Depositary Shares (ADSs)

The market price and trading volume of our ADSs may be volatile.

Many factors may have a material adverse effect on the market price of the ADSs, including but not limited to:

●	the commencement, enrollment or results of our planned clinical trials;
●	the loss of any of our key scientific or management personnel;
●	announcements of the failure to obtain regulatory approvals or receipt of a complete response letter from the FDA;
●	announcements of undesirable restricted labeling indications or patient populations, or changes or delays in regulatory review processes;
●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws or regulations applicable to SPEAR T-cells;
●	any adverse changes to our relationship with licensors, manufacturers or suppliers;
●	the failure of our testing and clinical trials;
●	unanticipated safety concerns;
●	the failure to retain our existing, or obtain new, collaboration partners;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	the achievement of expected product sales and profitability;
●	the failure to obtain reimbursements for SPEAR T-cells, if approved for marketing, or price reductions;
●	manufacture, supply or distribution shortages;
●	actual or anticipated fluctuations in our operating results;
●	our cash position;
●	changes in financial estimates or recommendations by securities analysts;
●	potential acquisitions;
●	the trading volume of ADSs on the Nasdaq Global Select Market, or Nasdaq;
●	sales of our ADSs by us, our executive officers and directors or our shareholders in the future;
●	general economic and market conditions and overall fluctuations in the U.S. equity markets including as resulting from the COVID-19 outbreak and economic effects of such outbreak; and
●	changes in accounting principles.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In addition, we have registered an aggregate of 151,248,915 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of March 31, 2020, an aggregate of 51,514,899 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three months ended March 31, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: May 14, 2020	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: May 14, 2020	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer