Form 10-Q
period 2020-06-30
Adaptimmune Therapeutics PLC
filed 2020-08-06
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 927,968,286.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

●	our ability to progress and continue with business operations as a result of the outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) including our ability to treat and enroll patients in clinical trials, manufacture cell therapies for patients, obtain responses and approvals from regulatory authorities, progress third party relationships and collaborations, obtain and publish data from our clinical trials and source and procure resources and supplies needed for ongoing activities;
●	our ability to successfully advance our ADP-A2M4 (MAGE-A4), ADP-A2M4CD8 (MAGE-A4CD8) and ADP-A2AFP (AFP) products through clinical development and the timing within which we can recruit and treat patients in all of our clinical trials;
●	our ability to continue to fund our operations including as a result of the impact of the COVID-19 pandemic;
●	our ability to successfully and reproducibly manufacture SPEAR T-cells and other cell therapies in order to meet patient demand;
●	our ability to further develop our commercial manufacturing process for our SPEAR T-cells and other cell therapies, transfer such commercial process to third party contract manufacturers, if required, and for such third party contract manufacturers or ourselves to manufacture SPEAR T-cells to the quality and on the timescales we require;
●	our ability to successfully advance our SPEAR T-cell technology platform, to improve the safety and effectiveness of our existing SPEAR T-cell candidates, to identify and develop new cell therapies and to submit Investigational New Drug Applications, or INDs, for new cell therapies;
●	the rate and degree of market acceptance of cell therapy generally, and of our particular cell therapies including our SPEAR T-cells;
●	government regulation and approval, including, but not limited to, the expected regulatory approval timelines for our SPEAR T-cells and the level of pricing and reimbursement for our SPEAR T-cells, if approved for marketing;
●	our ability to successfully commercialize any products;
●	the existence of any third-party patents preventing further development of any of our cell therapies, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us or our collaborators;
●	our ability to obtain granted patents covering our cell therapies and to enforce such patents against third parties;
●	volatility in equity markets in general, and in the biopharmaceutical sector in particular;

●	fluctuations in the price of materials and bought-in components;
●	the scope and timing of performance of our ongoing collaborations with GlaxoSmithKline (“GSK”) and with Astellas Pharma Inc. through its wholly-owned subsidiary Universal Cells Inc. (“Astellas”);
●	our relationships with suppliers, contract manufacturing organizations or CROs and other third-party providers including fluctuations in the price of materials and services, ability to obtain reagents particularly where such reagents are only available from a single source, and performance of third party providers;
●	increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients into clinical trials;
●	claims for personal injury or death arising from the use of our cell therapies;
●	our ability to attract and retain qualified personnel; and
●	additional factors that are not known to us at this time.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$122,359	$50,412
Marketable securities - available-for-sale debt securities	296,629	39,130
Other current assets and prepaid expenses (including current portion of clinical materials)	39,099	30,947
Total current assets	458,087	120,489

Restricted cash	4,324	4,496
Clinical materials	1,744	2,503
Operating lease right-of-use assets, net of accumulated amortization	18,892	20,789
Property, plant and equipment, net of accumulated depreciation of $26,100 (2019: $23,649)	27,020	31,068
Intangibles, net of accumulated amortization	2,134	2,198
Total assets	$512,201	$181,543

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,766	$6,357
Operating lease liabilities, current	2,493	2,493
Accrued expenses and other accrued liabilities	23,836	23,363
Deferred revenue, current	3,464	2,128
Total current liabilities	38,559	34,341

Operating lease liabilities, non-current	20,814	22,966
Deferred revenue, non-current	44,651	—
Other liabilities, non-current	592	598
Total liabilities	104,616	57,905

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,038,249,630 authorized and 927,668,946 issued and outstanding (2019: 785,857,300 authorized and 631,003,568 issued and outstanding)	1,324	943
Additional paid in capital	928,777	585,623
Accumulated other comprehensive loss	(8,805)	(7,264)
Accumulated deficit	(513,711)	(455,664)
Total stockholders' equity	407,585	123,638

Total liabilities and stockholders’ equity	$512,201	$181,543

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$502	$157	$1,263	$157
Operating expenses
Research and development	(20,460)	(25,511)	(41,724)	(47,530)
General and administrative	(10,295)	(10,148)	(19,556)	(21,921)
Total operating expenses	(30,755)	(35,659)	(61,280)	(69,451)
Operating loss	(30,253)	(35,502)	(60,017)	(69,294)
Interest income	1,147	757	1,877	1,709
Other (expense) income, net	(749)	(6,277)	188	(847)
Loss before income taxes	(29,855)	(41,022)	(57,952)	(68,432)
Income taxes	(25)	(65)	(95)	(67)
Net loss attributable to ordinary shareholders	$(29,880)	$(41,087)	$(58,047)	$(68,499)

Net loss per ordinary share
Basic and diluted	$(0.04)	$(0.07)	$(0.07)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	822,725,556	629,355,975	781,235,457	628,655,278

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(29,880)	$(41,087)	$(58,047)	$(68,499)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0	1,194	4,842	19,105	1,299
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0 and $0	(1,108)	—	(20,759)	—
Unrealized gains on available-for-sale debt securities
Unrealized holding gains on available-for-sale debt securities, net of tax of $0, $0, $0 and $0	699	68	113	278
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0 and $0	—	(13)	—	(13)
Total comprehensive loss for the period	$(29,095)	$(36,190)	$(59,588)	$(66,935)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	(losses)
				foreign	gains on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders'
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2020	631,003,568	$943	$585,623	$(7,302)	$38	$(455,664)	$123,638

Net loss	—	—	—	—	—	(28,167)	(28,167)
Issuance of shares upon exercise of stock options	4,610,772	6	888	—	—	—	894
Issuance of shares upon completion of public offering, net of issuance costs	144,900,000	190	90,360	—	—	—	90,550
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	17,911	—	—	17,911
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $-	—	—	—	(19,651)	—	—	(19,651)
Unrealized holding losses on available-for-sale debt securities, net of tax of $-	—	—	—	—	(586)	—	(586)
Share-based compensation expense	—	—	1,448	—	—	—	1,448
Balance as of March 31, 2020	780,514,340	$1,139	$678,319	$(9,042)	$(548)	$(483,831)	$186,037
Net loss	—	—	—	—	—	(29,880)	(29,880)
Issuance of shares upon exercise of stock options	5,704,606	7	4,174	—	—	—	4,181
Issuance of shares upon completion of public offering, net of issuance costs	141,450,000	178	243,660	—	—	—	243,838
Other comprehensive income
Foreign currency translation adjustments	—	—	—	1,194	—	—	1,194
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $-	—	—	—	(1,108)	—	—	(1,108)
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	699	—	699
Share-based compensation expense	—	—	2,624	—	—	—	2,624
Balance as of June 30, 2020	927,668,946	$1,324	$928,777	$(8,956)	$151	$(513,711)	$407,585

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
				Accumulated	unrealized
				foreign	gains (losses) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders’
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2019	627,454,270	939	574,208	(9,607)	(156)	(318,499)	246,885

Net loss						(27,412)	(27,412)
Issuance of shares upon exercise of stock options	840,432	1	35	—	—	—	36
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	(3,543)	—	—	(3,543)
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	210	—	210
Share-based compensation expense	—	—	3,479	—	—	—	3,479
Balance as of March 31, 2019	628,294,702	$940	$577,722	$(13,150)	$54	$(345,911)	$219,655
Net loss	—	—	—	—	—	(41,087)	(41,087)
Issuance of shares upon exercise of stock options	2,377,876	3	327	—	—	—	330
Other comprehensive income before reclassifications
Foreign currency translation adjustments	—	—	—	4,842	—	—	4,842
Unrealized holding gains on available-for-sale debt securities, net of tax of $-	—	—	—	—	68	—	68
Reclassification from accumulated other comprehensive loss of gains on available-for-sale debt securities included in net income, net of tax of $-	—	—	—	—	(13)	—	(13)
Share-based compensation expense	—	—	3,196	—	—	—	3,196
Balance as of June 30, 2019	630,672,578	$943	$581,245	$(8,308)	$109	$(386,998)	$186,991

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(58,047)	$(68,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,583	3,642
Amortization	464	333
Share-based compensation expense	4,072	6,675
Unrealized foreign exchange (gains) losses	(2,004)	1,048
Other	718	(166)
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(10,104)	(16,851)
Decrease in non-current operating assets	615	1,263
Increase (decrease) in payables and other current liabilities	3,571	(876)
Increase in deferred revenue	49,074	3,060
Net cash used in operating activities	(8,058)	(70,371)

Cash flows from investing activities
Acquisition of property, plant and equipment	(460)	(1,202)
Acquisition of intangibles	(407)	(922)
Maturity or redemption of marketable securities	39,931	54,324
Investment in marketable securities	(298,016)	(15,983)
Net cash (used in) provided by investing activities	(258,952)	36,217

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	334,388	—
Proceeds from exercise of stock options	5,075	366
Net cash provided by financing activities	339,463	366

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(678)	289
Net increase (decrease) in cash, cash equivalents and restricted cash	71,775	(33,499)
Cash, cash equivalents and restricted cash at start of period	54,908	72,476
Cash, cash equivalents and restricted cash at end of period	$126,683	$38,977

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its SPEAR T-cells, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s SPEAR T-cells, the need to develop a reliable commercial manufacturing process, the need to commercialize any T-cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its SPEAR T-cells, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $513.7 million as of June 30, 2020.

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

(b)          Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to the valuation of share options, valuation allowances relating to deferred tax assets, revenue recognition, estimation of the incremental borrowing rate for operating leases, estimating clinical trial expenses and estimating R&D tax and expenditure credits. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

(d)          New accounting pronouncements

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

Note 3 — Revenue

The Company has two contracts with customers: a collaboration and license agreement with GSK (the “GSK Collaboration and License Agreement”) and a collaboration agreement with Astellas Pharma Inc. (the “Astellas Collaboration Agreement”) through its wholly-owned subsidiary, Universal Cells, Inc. (“Astellas”).

Development revenue from contracts with customers in the three and six months ended June 30, 2020 comprises the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Development revenue	$502	$157	$1,263	$157
	$502	$157	$1,263	$157

Deferred revenue increased by $46.0 million from $2.1 million at January 1, 2020 to $48.1 million at June 30, 2020, primarily due to amounts invoiced in the period of $50.0 million under the Astellas Collaboration Agreement. Revenue recognized in the three and six months ended June 30, 2020 of $0.4 million and $1.2 million, respectively, was included in deferred revenue at January 1, 2020.

The Astellas Collaboration Agreement

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

In the three months ended June 30, 2020, the parties nominated the target for the first collaboration program and the Company has commenced development of this target under the agreement and has begun recognizing revenue for this performance obligation.

In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

Under the terms of the agreement, Adaptimmune could be entitled to receive up to $847.5 million in further payments, including:

●	Development milestones of up to $73.75 million for each co-developed and co-commercialized product; and
●	Development milestones of up to $147.5 million per product and up to $110.0 million in sales milestones for products developed unilaterally by Astellas.

In addition, Adaptimmune is entitled to receive research funding of up to $7.5 million per year on a per collaboration target basis, which is payable on a quarterly basis within standard payment terms, and tiered royalties on net sales in the mid-single to mid-teen digits.

In consideration for rights under certain contributed Astellas technology for a product unilaterally developed by Adaptimmune, Astellas could be eligible to receive up to $552.5 million, including up to $147.5 million in milestone payments per product, and up to $110.0 million in sales milestones for products developed unilaterally by Adaptimmune. In addition, Astellas is entitled to receive tiered royalties on net sales in the mid-single to mid-teen digits.

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

The aggregate transaction price at inception of the agreement was the $50.0 million upfront payment. Future development milestones are not considered probable as of June 30, 2020 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period (up until completion of a Phase 1 trial for products directed to such target) is variable consideration and included in the transaction price as of June 30, 2020 to the extent that a significant reversal of revenue is not probable. The Company may also receive sales milestones upon the achievement of specified levels of annual net sales by Astellas under an independent Astellas program. These amounts have not been included within the transaction price as of June 30, 2020 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company expects to satisfy the performance obligations relating to the three co-development targets as development progresses and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company considers that this depicts the progress of the project, where the significant inputs would be internal project resources and third-party costs. The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project. The Company makes a detailed estimate of the costs-to-complete, which is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. The revenue allocated to the research services will be recognized as development of products directed to the target progresses up until completion of a Phase 1 trial.

The Company has determined that the performance obligations relating to the two independent Astellas targets would be recognized at a point-in-time, upon commencement of the licenses in the event of nomination of the target, since they are right-to-use licenses.

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of June 30, 2020 was $62.2 million, of which $13.7 million is allocated to the rights granted for each of the two independent Astellas targets, $6.6 million is allocated to research services and rights under the co-exclusive license for each of the second and third co-development targets, and $21.6 million is allocated to research services and rights granted under the co-exclusive license for the first co-development target.

Note 4 — Other (expense) income, net

Other (expense) income, net consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Foreign exchange (losses) gains	$(182)	$(6,403)	$907	$(1,013)
Other	(567)	126	(719)	166
	$(749)	$(6,277)	$188	$(847)

Note 5 — Loss per share

The dilutive effect of 89,998,033 and 97,292,240 stock options outstanding as of June 30, 2020 and 2019 respectively have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2020 and 2019 respectively, because they would have an antidilutive effect on the loss per share for the period.

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2020 are as follows (in thousands):

		Fair value measurements using
	June 30,	Level 1	Level 2	Level 3
	2020
Assets:
Corporate debt securities	$288,632	$288,632	—	—
Agency bonds	5,997		5,997	—
Treasury bills	2,000	—	2,000	—
	$296,629	$288,632	$7,997	$—

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

Note 7 — Marketable securities

As of June 30, 2020, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$17,478	$36	$—	$17,514
Treasury bills	Less than 3 months	1,999	1	—	2,000
Corporate debt securities	3 months to 1 year	118,989	548	(25)	119,512
Agency bonds	1 year to 2 years	5,991	6	—	5,997
Corporate debt securities	1 year to 2 years	152,021	28	(443)	151,606
		$296,478	$619	$(468)	$296,629

As of June 30, 2020 and December 31, 2019, the aggregate fair value of securities held by the Company in an unrealized loss position was $168.2 million and $2.0 million respectively, which consisted of 26 and one separate securities, respectively. No securities have been in an unrealized loss position for more than one year.

As of June 30, 2020, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. The Company does not intend to sell the debt securities in an unrealized loss position and believes that it has the ability to hold the debt securities to maturity.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Corporate tax receivable	$26,746	$19,284
Prepayments	7,903	8,395
Clinical materials	1,521	1,459
Other current assets	2,929	1,809
	$39,099	$30,947

In July 2020, the Company received $18.7 million of the above Corporate tax receivable balance, reimbursable Research & Development Tax Credits relating to the previous financial year included within Corporate tax receivable as of June 30, 2020. The remainder of the Corporate tax receivable balance above relates to 2020.

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued clinical and development expenditures	$9,219	$8,782
Accrued employee expenses	9,892	6,863
Other accrued expenditures	2,057	2,662
Accrued purchase commitments	2,500	5,000
Other	168	56
	$23,836	$23,363

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

Note 10 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$929	$786	$1,907	$2,807
General and administrative	1,695	2,410	2,165	3,868
	$2,624	$3,196	$4,072	$6,675

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Number of options over ordinary shares granted	2,738,936	936,696	12,968,216	11,743,896
Weighted average fair value of ordinary shares options	$0.30	$0.39	$0.47	$0.54
Number of additional options with a nominal exercise price granted	778,120	459,240	6,838,816	6,957,366
Weighted average fair value of options with a nominal exercise price	$0.43	0.70	$0.71	$0.93

Note 11 — Stockholders’ equity

On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs) which, together with the full exercise by the underwriters of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of $90.5 million.

On June 4, 2020, the Company closed an underwritten public offering of 23,575,000 ADSs, which included 3,075,000 ADSs pursuant to the full exercise by the underwriters of their option to purchase additional ADSs and generated net proceeds of $243.8 million.

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

As the outbreak of COVID-19 continues, we remain focused on ensuring the safety of our workforce and continuing, where possible, to safely treat patients with our cell therapies. Many of our clinical sites are currently restricted in their ability to treat patients with cell therapies in clinical trials. We are working with these clinical sites to continue screening patients for eligibility when possible and to ensure we are in a position to treat patients when those clinical sites are able to do so. Our facilities in the United States (“U.S.”) and the United Kingdom (“U.K.”) remain open to support manufacturing and delivery of our cell therapies and research and development of new cell therapies. Further information on risks related to COVID-19 is provided in the “Information Regarding Forward-Looking Statements” and “Risk Factors” sections.

We have clinical trials ongoing with our wholly-owned ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP SPEAR T-cell therapies.

●	SPEARHEAD-1 Phase 2 Trial with ADP-A2M4: A Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications. Subject to the successful conclusion of the SPEARHEAD-1 study, which we aim to fully enroll during the first half of 2021, and approval of a Biologics License Application by the FDA, we plan to commercially launch ADP-A2M4 in 2022. Orphan Drug designation for ADP-A2M4 for the treatment of soft tissue sarcomas has been granted in the European Union and U.S. together with Regenerative Medicine Advanced Therapy (RMAT) designation in the U.S. for the treatment of synovial sarcoma. We have also recently been granted access to the Priority Medicines (“PRIME”) Regulatory Support initiative by the European Medicines Agency (“EMA”) for ADP-A2M4 for the treatment of synovial sarcoma.

●	SPEARHEAD-2 Phase 2 Trial with ADP-A2M4: We have initiated a Phase 2 trial combining ADP-A2M4 with pembrolizumab in ten patients with head and neck cancer. The first clinical site is now active and other clinical sites are in the process of being initiated.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment has started in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8. We are focussing on the treatment of patients with lung, gastroesophageal, head and neck and bladder cancers. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. Initial responses were reported in May 2020 for three of the first four patients treated in the trial as follows:

o	an unconfirmed response in a patient with head and neck cancer; and
o	two responses (one confirmed and one unconfirmed) in patients with esophagogastric junction (“EGJ”) cancer.

Based on the responses seen in the Phase 1 clinical trial using ADP-A2M4 and these initial responses seen in the SURPASS trial, we are currently planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in gastroesophageal cancers in the first half of 2021.

●	ADP-A2M4 Pilot Trial: Our Phase 1 clinical trial of ADP-A2M4 in urothelial, melanoma, head and neck, ovarian, non-small cell lung, esophageal and gastric, synovial sarcoma and MRCLS cancers has now completed enrollment. A data update on the trial was presented at ASCO on May 29, 2020. Clinical responses and promising durability was reported in patients with synovial sarcoma, with a 50% response rate (eight partial responses in 16 patients treated) reported, including an unconfirmed partial response (44% response rate without inclusion of unconfirmed partial response). Responses were also reported in head and neck cancer (one confirmed partial response in three patients treated) and lung cancer (one confirmed partial response in two patients treated), with evidence of anti-tumor activity in ovarian cancer, bladder cancer and melanoma. A radiation sub-study under the Phase 1 clinical trial also continues to enroll patients and a partial response in rectal mucosal melanoma was reported in the first patient treated.

•

ADP-A2AFP Phase 1 Trial: We continue dosing patients in our Phase 1, open-label, dose-escalation trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). It was reported in May 2020 that the first patient treated with target doses of up to 10 billion SPEAR T-cells (range 1.2 to 10 billion) achieved a complete response. Two further HCC patients treated at similar target doses have been assessed to have progressive disease. A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen. The first patient treated in that cohort was assessed by the investigator to have progressive disease.

We have a number of next generation and combination strategies designed to further enhance our SPEAR T-cells in development both internally and in collaboration with third parties. We have two strategic collaboration programs ongoing;

●	Astellas co-development and co-commercialization: We are collaborating with Astellas (through its wholly owned subsidiary Universal Cells) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets and utilising our allogeneic platform for “off-the-shelf” cell therapies.

●	GSK collaboration: We are collaborating with GSK in relation to the development, manufacture and commercialization of TCR therapeutic candidates for up to five programs. The third target program under the Collaboration and License Agreement remains ongoing.

We continue to invest and expand our manufacturing and research capabilities to facilitate a strong future pipeline of cell therapies, to enhance translational understanding of our cell therapies and to support our target of launching ADP-A2M4 for the treatment of synovial sarcoma and MRCLS in 2022, including:

●	expanding our ability to manufacture cell therapies at our Navy Yard facility in the U.S.;
●	enhancing commercial resources and activities within the Company ahead of a targeted launch date in 2022;
●	increasing our ability to manufacture vector at our dedicated manufacturing space within the Cell and Gene Therapy Catapult Manufacturing Centre at Stevenage, U.K. including recent confirmation of GMP compliance from the U.K. regulatory authority, the MHRA;
●	Focussing on development of our allogeneic platform for “off-the-shelf” cell immunotherapies, including CAR-T and TCR T-cells; and
●	Expanding the type of cell therapies being developed.

Significant Events in the Three Months Ended June 30, 2020

On April 1, 2020, Gavin Wood was appointed as Chief Financial Officer.

On April 28, 2020, the Company announced that the EMA’s Committee for Orphan Medicinal Products (COMP) has adopted a positive opinion for Orphan Drug Designation for ADP-A2M4 for the treatment of soft tissue sarcomas.

On May 29, 2020, Giles Kerr retired from his Board position and John Furey was appointed to replace Giles Kerr as a member of the Board’s audit committee.

On June 4, 2020, the Company closed an underwritten public offering of 23,575,000 ADSs, which included 3,075,000 ADSs pursuant to the full exercise by the underwriters of their option to purchase additional ADSs and generated net proceeds of $243.8 million.

Subsequent Events since June 30, 2020

On July 24, 2020 the Company announced that the EMA has granted access to the PRIME initiative for the Company’s ADP-A2M4 therapy for the treatment of synovial sarcoma.

Financial Operations Overview

Revenue

The Company has two contracts with customers: the GSK Collaboration and License Agreement, and the Astellas Collaboration Agreement.

The GSK Collaboration Agreement

The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement in 2019, and the Company received $3.2 million following the nomination of the target, which is being recognized as revenue as development progresses.

The Astellas Collaboration Agreement

On January 13, 2020, the Company entered into a collaboration agreement with Astellas. The Company received $50.0 million as an upfront payment in January 2020 after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

The agreement consists of the following performance obligations: (i) research services and rights granted under the co-exclusive for each of the three co-development targets and (ii) the rights granted for each of the two independent Astellas targets. The revenue allocated to the co-development targets is recognized as the development of products directed to the targets progresses up until completion of a Phase 1 trial. The revenue allocated to each of the research licenses for the targets being independently developed by Astellas will be recognized when the associated license commences, which is upon designation of a target by Astellas.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, which depends upon the timing of initiation of clinical trials and the rate of enrollment of patients in clinical trials. The duration, costs, and timing of clinical trials and development of our SPEAR T-cells will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;
●	uncertainties in clinical trial enrollment rates;
●	future clinical trial results;
●	significant and changing government regulation;
●	the timing and receipt of any regulatory approvals;
●	supply and manufacture of lentiviral vector and SPEAR T-cells for clinical trials; and
●	an allocation of indirect costs clearly related to research and development.

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

Other (Expense) Income, Net

Other (expense) income, net primarily comprises foreign exchange (losses) gains. We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our revenue from the GSK Collaboration and License Agreement is denominated in pounds sterling and is generated by our U.K.-based subsidiary, which has a pounds sterling functional currency. As a result, these sales are subject to translation into U.S. dollars when we consolidate our financial statements. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S. dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Since July 1, 2019, the intercompany loan has been considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive loss.

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

Allocation of transaction price and determination of costs to complete

Under our revenue generating collaboration agreements, we allocate the aggregate transaction price to the performance obligations depending on the standalone selling price of the performance obligations. In determining the best estimate of the standalone selling price, we considered internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable taking into account the different stage of development of each development program included in the contract. Assessing the pricing objectives, internal data and the relative standalone selling price of each performance obligation is highly judgmental and can have a significant impact on the amount and timing of revenue recognition.

We expect to satisfy the performance obligations relating to the development activities as development progresses and recognize revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. We consider that this depicts the progress of the project, where the significant inputs would be internal project resources and third-party costs. The determination of the percentage of completion requires management to estimate the costs-to-complete the project. We make a detailed estimate of the costs-to-complete, which is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Identifying the most appropriate basis on which to recognize revenue and assessing the inputs and outputs of the costs-to-complete estimate require significant judgment and may have a significant impact on the amount and timing of revenue recognition. In addition, judgment is required to determine the costs-to-complete at each reporting date, and it is possible that the costs-to-complete in subsequent periods may differ significantly to those initially anticipated.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019, together with the changes to those items (in thousands):

	Three months ended
	June 30,
	2020	2019	Increase/decrease
Revenue	$502	$157	$345	220%
Research and development expenses	(20,460)	(25,511)	5,051	(20)%
General and administrative expenses	(10,295)	(10,148)	(147)	1%
Total operating expenses	(30,755)	(35,659)	4,904	(14)%
Operating loss	(30,253)	(35,502)	5,249	(15)%
Interest income	1,147	757	390	52%
Other expense, net	(749)	(6,277)	5,528	(88)%
Loss before income taxes	(29,855)	(41,022)	11,167	(27)%
Income taxes	(25)	(65)	40	(62)%
Loss for the period	$(29,880)	$(41,087)	$11,207	(27)%

Revenue

Revenue increased by $0.3 million to $0.5 million in the three months ended June 30, 2020 compared to $0.2 million for the three months ended June 30, 2019 due to an increase in development activities under our collaboration agreements.

We expect that revenues will increase in future periods as the Company increases development activities on the first target under the Astellas Collaboration Agreement.

Research and Development Expenses

Research and development expenses decreased by 20% to $20.5 million for the three months ended June 30, 2020 from $25.5 million for the three months ended June 30, 2019.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	June 30,
	2020	2019	Increase/decrease
Salaries, materials, consumables, depreciation of property, plant and equipment and other employee-related costs(1)	$14,881	$16,718	$(1,837)	(11)%
Subcontracted expenditure	7,129	9,104	(1,975)	(22)%
Manufacturing facility expenditure	1,367	1,796	(429)	(24)%
Share-based compensation expense	929	786	143	18%
In-process research and development costs	—	1,987	(1,987)	(100)%
Reimbursements receivable for research and development tax and expenditure credits	(3,846)	(4,880)	1,034	(21)%
	$20,460	$25,511	$(5,051)	(20)%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $5.1 million for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease in salaries, materials, consumables, depreciation of property, plant and equipment and other employee-related costs of $1.8 million, primarily due to a reduction in the average number of employees engaged in research and development and lower costs as a result of COVID-19 delays;
●	a reduction in subcontracted expenditure of $2.0 million, primarily as a result of delays brought about by COVID-19;
●	a decrease of $2.0 million in in-process research and development costs as a result of our entering into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. in the three months ended June 30, 2019; and
●	a decrease in reimbursements receivable for research and development tax and expenditure credits of $1.0 million, which is driven by the overall reduction in expenditure in the three months ended June 30, 2020.

Our subcontracted costs for the three months ended June 30, 2020 were $7.1 million, compared to $9.1 million in the same period of 2019. This includes $4.5 million of costs directly associated with our ADP-A2M4, ADP-A2M4CD8, ADP-A2AFP and ADP-A2M10 SPEAR T-cells and $2.6 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 1% to $10.3 million for the three months ended June 30, 2020 from $10.1 million in the same period in 2019. We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Other Expense, Net

Other expense, net was $0.7 million for the three months ended June 30, 2020 compared to $6.3 million for the three months ended June 30, 2019. Other expense, net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and on intercompany loans held in U.S. dollars by our U.K. subsidiary, other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable. From July 1, 2019, the intercompany loan between the parent company, Adaptimmune Therapeutics Plc and its subsidiary, Adaptimmune Limited, has been considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive loss.

Income Taxes

Income taxes decreased to a charge of $25,000 for the three months ended June 30, 2020 from a charge of $65,000 for the three months ended June 30, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019, together with the changes to those items (in thousands):

	Six months ended
	June 30,
	2020	2019	Increase/decrease
Revenue	$1,263	$157	$1,106	704%
Research and development expenses	(41,724)	(47,530)	5,806	(12)%
General and administrative expenses	(19,556)	(21,921)	2,365	(11)%
Total operating expenses	(61,280)	(69,451)	8,171	(12)%
Operating loss	(60,017)	(69,294)	9,277	(13)%
Interest income	1,877	1,709	168	10%
Other income (expense), net	188	(847)	1,035	(122)%
Loss before income taxes	(57,952)	(68,432)	10,480	(15)%
Income taxes	(95)	(67)	(28)	42%
Loss for the period	$(58,047)	$(68,499)	$10,452	(15)%

Revenue

Revenue increased by $1.1 million to $1.3 million in the six months ended June 30, 2020 compared to $0.2 million for the six months ended June 30, 2019 primarily due to increased work performed on products directed to the third target under the GSK Collaboration and License Agreement.

We expect that revenues will increase in future periods as the Company increases development activities on the first target under the Astellas Collaboration Agreement.

Research and Development Expenses

Research and development expenses decreased by 12% to $41.7 million for the six months ended June 30, 2020 from $47.5 million for the six months ended June 30, 2019.

Our research and development expenses comprise the following (in thousands):

	Six months ended
	June 30,
	2020	2019	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$30,263	$33,407	$(3,144)	(9)%
Subcontracted expenditure	14,598	16,026	(1,428)	(9)%
Manufacturing facility expenditure	3,054	3,344	(290)	(9)%
Share-based compensation expense	1,907	2,807	(900)	(32)%
In-process research and development costs	812	1,987	(1,175)	(59)%
Reimbursements receivable for research and development tax and expenditure credits	(8,910)	(10,041)	1,131	(11)%
	$41,724	$47,530	$(5,806)	(12)%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $5.8 million for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease in salaries, materials, consumables, depreciation of property, plant and equipment and other employee-related costs of $3.1 million, primarily due to a reduction in the average number of employees engaged in research and development and lower costs as a result of COVID-19 delays;
●	a reduction in subcontracted expenditure of $1.4 million, primarily as a result of delays brought about by COVID-19;
●	a decrease of $1.2 million in in-process research and development costs, as a result of our entering into a collaboration agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. in the six months ended June 30, 2019, offset by work performed by Universal Cells on gene-edited cell lines under our amended existing agreement with Universal Cells in the six months ended June 30, 2020;
●	a reduction in share-based compensation expense of $0.9 million due to option forfeitures; and
●	a decrease in reimbursements receivable for research and development tax and expenditure credits of $1.1 million, which is driven by the overall reduction in expenditure in the six months ended June 30, 2020.

Our subcontracted costs for the six months ended June 30, 2020 were $14.6 million, compared to $16.0 million in the same period of 2019. This includes $9.2 million of costs directly associated with our ADP-A2M4, ADP-A2M4CD8, ADP-A2AFP and ADP-A2M10 SPEAR T-cells and $5.4 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses decreased by 11% to $19.6 million for the six months ended June 30, 2020 from $21.9 million in the same period in 2019. Our general and administrative expenses consist of the following:

	Six months ended
	June 30,
	2020	2019	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$11,759	$13,573	$(1,814)	(13)%
Other corporate costs	6,828	5,386	1,442	27%
Share-based compensation expense	2,165	3,868	(1,703)	(44)%
Reimbursements	(1,196)	(906)	(290)	32%
	$19,556	$21,921	$(2,365)	(11)%

The net decrease in our general and administrative expenses of $2.4 million for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease of $1.8 million in salaries, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by reduced travel costs due to COVID-19 and a decrease in the average number of employees engaged in general and administrative activities;
●	a decrease of $1.7 million in share-based compensation expense due to option forfeitures; and
●	an increase of $1.4 million in other corporate costs due to increased professional fees, investment in our IT systems and costs associated with the buildout of our commercial capabilities.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Other Income (Expense), Net

Other income (expense), net was income of $0.2 million for the six months ended June 30, 2020 compared to an expense of $0.8 million for the six months ended June 30, 2019. Other income (expense), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and on intercompany loans held in U.S. dollars by our U.K. subsidiary, other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable. From July 1, 2019, the intercompany loan between the parent company, Adaptimmune Therapeutics Plc and its subsidiary, Adaptimmune Limited, has been considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive loss.

Income Taxes

Income taxes increased to a charge of $95,000 for the six months ended June 30, 2020 from a charge of $67,000 for the six months ended June 30, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements, government grants and research and development tax and expenditure credits. From inception through to June 30, 2020, we have raised:

●	$853.3 million, net of issuance costs, through the issuance of shares, including $90.5 million raised through an underwritten public offering in January and February 2020 and $243.8 million through a public offering in June 2020;
●	$201.4 million through collaborative arrangements with GSK and Astellas; and
●	$40.4 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of June 30, 2020, we had cash and cash equivalents of $122.4 million and Total Liquidity of $419.0 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into 2022. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2020 and 2019 (in thousands).

	Six months ended
	June 30,
	2020	2019
Net cash used in operating activities	$(8,058)	$(70,371)
Net cash (used in) provided by investing activities	(258,952)	36,217
Net cash provided by financing activities	339,463	366
Cash, cash equivalents and restricted cash	126,683	38,977

Operating Activities

Net cash used in operating activities of was $8.1 million for the six months ended June 30, 2020 compared to $70.4 million for the six months ended June 30, 2019. The net cash used in operating activities has been significantly impacted by the receipt of a $50.0 million upfront payment from Astellas in January 2020 and a reduction in operating expenditure due to COVID-19.

Net cash used in operating activities of $8.1 million for the six months ended June 30, 2020 comprised a net loss of $58.0 million, offset by non-cash items of $6.8 million and a net cash inflow of $43.2 million from changes in operating assets and liabilities. The non-cash items consisted primarily of depreciation expense on plant and equipment of $3.6 million, share-based compensation expense of $4.1 million, amortization of $0.5 million and other items of $0.7 million. This was partially offset by unrealized foreign exchange gains of $2.0 million.

Investing Activities

Net cash used in investing activities was $259.0 million for the six months ended June 30, 2020 compared to net cash provided by investing activities of $36.2 million for the six months ended June 30, 2019. The net cash (used in) provided by investing activities for the respective periods consisted of:

●	purchases of property and equipment of $0.5 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively;
●	purchases of intangible assets of $0.4 million and $0.9 million primarily relating to development of internal-use software for the six months ended June 30, 2020 and 2019, respectively; and
●	cash outflows from investment in marketable securities of $298.0 million and $16.0 million for the six months ended June 30, 2020 and 2019, respectively, and cash inflows from maturity or redemption of marketable securities of $39.9 million and $54.3 million for the six months ended June 30, 2020 and 2019, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the six months ended June 30, 2019, the investments in marketable securities were reduced to fund the Company’s ongoing operations. In the six months ended June 30, 2020, the Company increased its investments in marketable securities with proceeds from its public offerings in the period.

Financing Activities

Net cash from financing activities was $339.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, the net cash from financing activities consisted of net proceeds from public offerings of $90.5 million and $243.8 million, and proceeds from share option exercises of $5.1 million. The net cash from financing activities in the six months ended June 30, 2019 consisted of proceeds from share option exercises.

Non-GAAP Measures

Total Liquidity (a non-GAAP financial measure)

Total Liquidity (a non-GAAP financial measure) is the total of cash and cash equivalents and marketable securities. Each of these components appears in the condensed consolidated balance sheet. The U.S. GAAP financial measure most directly comparable to Total Liquidity is cash and cash equivalents as reported in the condensed consolidated financial statements, which reconciles to Total Liquidity as follows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$122,359	$50,412
Marketable securities	296,629	39,130
Total Liquidity	$418,988	$89,542

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2020, we were not a party to any material legal proceedings.

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

As a result of government and local regulation we have been required to introduce a work from home policy for our work force, with our facilities remaining open to support those activities that can not be conducted from home, in particular the manufacture of cell therapies, treatment of clinical patients and research and development activities. The requirement to stay at home and the control measures required to mitigate risks to our work force including social distancing requirements imposed by government and local regulations limits effectiveness of our work force and is resulting in delays to performance of research activities. Increased working from home also impacts normal communications and may increase the cyber security risk or create data accessibility concerns. It also significantly curtails the numbers of individuals who can attend and work at our facilities which results in a reduction of lab-based work, particularly as required to progress research programs. As we increase the number of workers attending at our facilities, and restrictions outside of our facilities reduce this may also increase the risk of a COVID-19 outbreak impacting workers at that facility, despite measures in place to mitigate the risk to those workers. This could result in manufacturing operations or facilities being closed or necessitate a reduction in the work we are able to perform at those facilities.

Further, given the impact of COVID-19 on health systems in impacted countries, many clinical sites have diverted resources away from the performance of clinical trials or have imposed restrictions on their ability to perform clinical trials, particularly where those clinical trials may increase the risk to the patients being treated. This has resulted in many of our clinical trial sites choosing to delay treatment of cell therapy patients and not enrolling or screening patients until the situation improves. This has inevitably delayed our ability to obtain data from our clinical trials and will extend the time required to complete enrollment in current clinical trials. We continue to work with all our clinical sites to support them and the patients on our clinical trials and aim to safely treat patients as soon as possible or once the situation improves. Although we have provided our clinical sites with guidance in relation to the treatment of patients during the COVID-19 pandemic, there is an increased risk to our patients as a result of the pandemic including as a result of infection with COVID-19 whilst they are being treated in any of our clinical trials or are attending at clinical sites for routine scans or treatments. This risk is increased by the requirement in our clinical trial protocols to treat patients with a lymphodepletion regimen which leaves patient immune-compromised for a period of time.

Similarly, the COVID-19 pandemic may impact third parties necessary for commercialization in the timelines and scales targeted. Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including the timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. This failure to develop a timely process may result from, for example, inability to scale-up within required timelines, inability to put in place the required processes and control measures for a commercial process, or failure of third parties (including vector suppliers) to put in place adequate facilities or processes to enable commercial manufacture. This risk is increased as we continue to rely on third parties for the availability of key materials and services, and such third parties are unable to commit to meeting the necessary timelines and scales targeted due to the on-going impact of COVID-19.

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

As a result of any delay in clinical trials and the restrictions imposed as a result of COVID-19 there may be a delay in our ability to raise further financing to support our business as a consequence of any delay to clinical data availability or opportunities to publish data, or impact on investment and stock prices more generally. Our ability to close and negotiate third party collaborations and progress existing third party collaborations may also be impacted, for example as a result in the delay to research and development activities. Given the U.K. and U.S. government ‘stay at home’ guidance delays will occur in research and development programs. The impact on operations in both the U.K. and U.S. may also be further impacted as a result of limitations on employee resources or third party resources and supplies caused by increased sickness, requirement for staff to care for family members or requirements for staff to self-isolate.

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

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our SPEAR T-cells and other cell therapies (including the NY-ESO SPEAR T-cell), including engaging in activities to manufacture and supply our cell therapies for clinical trials in compliance with current good manufacturing practice, or cGMP, conducting clinical trials of our cell therapies, providing general and administrative support for these operations, enhancing capabilities to support commercialization plans for ADP-A2M4 and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells or other cell therapies.

For the six months ended June 30, 2020, and the years ended December 31, 2019 and 2018, we incurred net losses of $58.0, $137.2 million and $95.5 million, respectively. As of June 30, 2020, we had accumulated losses of $483.8 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our cell therapies and their un-proven route to market and the impact of external factors including the COVID-19 pandemic; however, as we move towards commercialisation of our cell therapies the amount of funding required to support the activities enabling such commercialization will increase significantly. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells and other cell therapies, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving collaboration agreement milestones under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement, progression of programs under the agreement with Universal Cells Inc. and achieving a level of revenue adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash or alternative funding.

Although our financial statements have been prepared on a going concern basis, if we fail to obtain additional financing in the future, this may raise substantial doubt about our ability to continue as a going concern in future reporting periods

As of June 30, 2020, the Company had cash and cash equivalents of $122.4 million, marketable securities of $296.6 million, and stockholders’ equity of $407.6 million. During the six months ended June 30, 2020, the Company incurred a net loss of $58.0 million, generated cash of $8.1million from its operating activities, and generated revenues of $1.3 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods. On January 13, 2020, the Company entered into the Astellas Collaboration Agreement. The Company received an upfront payment of $50.0 million in January 2020 under the agreement and is entitled to receive research funding of up to $7.5 million per year on a per collaboration target basis. Additional milestones are possible under the agreement, but these are dependent on the success of the development and commercialization of research and products.

On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 ADSs which, together with the full exercise by the underwriters on February 7, 2020, of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of $90.5 million. In addition, on June 4, 2020, the Company closed an underwritten public offering of 23,575,000 ADSs, which included 3,075,000 ADSs pursuant to the full exercise by the underwriters of their option to purchase additional ADSs and generated net proceeds of $243.8 million.

We believe that our Total Liquidity, combined with the upfront payment and the recently completed public offerings of ADSs described above, will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into 2022. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

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

We have no cell therapies approved for commercial sale, have not generated any revenue from sales of our cell therapies, and do not anticipate generating any revenue from sales of our cell therapies until sometime after we receive regulatory approval, if at all, for the commercial sale of a cell therapy. We intend to fund future operations through milestone payments under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement and through additional equity financings or other third party collaborations. Our ability to generate revenue and achieve profitability depends on our success in many factors, including:

●	completing preclinical development and advancing our SPEAR T-cells and other cell therapies to clinic;
●	delivering on the clinical development strategy for our SPEAR T-cells and other cell therapies including strategy associated with the aim to commercialise ADP-A2M4;
●	progressing our clinical trials and development activities within predicted timeframes and without any substantial delays, for example as may be caused by delays in patient recruitment, regulatory requirements to hold or suspend any clinical trials, delays from the COVID-19 outbreak or similar pandemics or delays in obtaining approvals required to conduct clinical trials;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) for our SPEAR T-cells and the NY-ESO SPEAR T-cell that translate into a differentiated product of value for patients;
●	obtaining data from clinical trials which are ongoing for SPEAR T-cells;
●	obtaining regulatory approvals and marketing authorizations for SPEAR T-cells for which we or our collaborator complete clinical trials;
●	developing sustainable and scalable manufacturing and supply processes for our cell therapies, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own commercial manufacturing and supply chain capabilities and infrastructure;
●	developing a reliable and commercially viable/cost effective commercial manufacturing process to enable commercial supply of our cell therapies;
●	launching and commercializing therapies for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

●	obtaining market acceptance, pricing and reimbursement of our SPEAR T-cells and other cell therapies as viable treatment options;
●	addressing any competing technological and market developments;
●	identifying, assessing, acquiring and/or developing new cell therapies including new SPEAR T-cells;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attracting, hiring and retaining qualified personnel.

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

As of June 30, 2020, we had $122.4 million of cash and cash equivalents and $296.6 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our cell therapies, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our cell therapies, to advance additional cell therapies into preclinical testing and progress such cell therapies through to clinical trials, to enhance our capabilities to support commercialisation plans for ADP-A2M4 and to fund working capital, including for other general corporate purposes. Changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement, delays caused by third party providers, delays to business operations caused by the COVID-19 outbreak or similar pandemic or data seen in any of our clinical trials may cause us to increase our spending significantly faster than we currently anticipate. We will require additional capital for the further development and commercialization of our cell therapies in accordance with currently planned operations.

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

The patient response data that has been reported in our ADP-A2M4 trials (other than for synovial sarcoma), ADP-A2AFP trials and ADP-A2M4CD8 trials represents data from small numbers of patients within each study at the applicable dosing level. As such, the data is initial data and we cannot know at this stage whether any patient who has seen a response will continue to respond favorably to our therapy or that any response will persist. In addition, given the data is initial patient data, there is no assurance that we will see responses in any other patients or that such patients will not suffer severe adverse events which may result in a delay or halt to any clinical trial. Further data may be required in order to determine whether any specific SPEAR T-cell is able to be further developed, proceed to the next stage of clinical program and in particular whether any SPEAR T-cell will achieve regulatory approval

We plan to provide further data updates as and when the applicable data is believed to be sufficiently mature. We do not, however, intend to update patient response information on a frequent basis or as and when we obtain further patient information. Given the nature of T-cell therapies and the time taken to observe patient responses to our SPEAR T-cells, we cannot provide any assurance that further data updates will be provided frequently or that such data updates will be available at any particular time. In addition, data updates may be delayed as a result of the progression of COVID-19 and the resulting delay in conference meetings. For example, the EASL International Liver Congress, for which we had abstracts accepted relating to our ADP-A2AFP trial, has been delayed from April 2020 to August 2020.

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

Clinical trials using our cell therapies are still in the early stages, and it is difficult to predict the results that will be obtained by us or our collaborator in ongoing clinical trials or the next phase or phases of any clinical program. It is also difficult to predict the way in which SPEAR T-cells or other cell therapies will interact with third-party products used in combination clinical trials. Any undesirable side effects seen in combination trials may affect our ability or our collaborator’s ability to continue with and obtain regulatory approval for any combination therapy and may also impact our or our collaborator’s ability to continue with and obtain regulatory approval for the cell therapies alone. These side effects may be exacerbated by external circumstances such as the COVID-19 pandemic or other similar events. Our patients undergo lymphodepletion prior to receiving our SPEAR T-cells which leaves them immune-compromised for a period of time after the lymphodepletion and increases their risk of contracting other unrelated diseases or pathogens including COVID-19.

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent any SPEAR T-cell program from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case, patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death. The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. Serious adverse events seen with other immunotherapy products, such as the severe cytokine release syndrome (CRS) and neurotoxicity events observed with CD19-directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment. Symptoms in any given subject would be dependent on the location and other characteristics of their tumor. For example, subjects with lung tumors may experience dyspnea. Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses. These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe, potentially life-threatening and require medical intervention.

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

The success of our cell therapies depends on both the identification of target peptides presented on cancer cells, which can be bound by our cell therapy products, and isolation and affinity enhancement of receptors including TCRs, which can be used to treat patients if regulatory approval is obtained. There is an inherent risk that the number of target peptides that can be identified and/or our ability to develop and isolate suitable receptors for affinity enhancement could be significantly lower than projected or that no additional cell therapies suitable for further development can be identified. Any failure to identify and validate further target peptides will reduce the number of potential SPEAR T-cells and other cell therapies that we can successfully develop, which in turn will reduce the commercial opportunities available to us and increase our reliance on our existing SPEAR T-cells. Delays in our ability to identify and develop target peptides and cell therapies, including as caused by COVID-19 or similar pandemics, may also impact our ability to progress development of programs and obtain additional funds to support our business.

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

Manufacturing and administering cell therapies is complex and we and our collaborators may encounter difficulties in production including as a result of factors outside of our control including the COVID-19 pandemic. If we or our collaborators encounter such difficulties, our or our collaborators’ ability to provide supply of our cell therapies for clinical trials or for commercial purposes could be delayed or stopped.

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

Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture (including as a result of the impact of the COVID-19 pandemic) can result from:

●	a failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	a lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (for example the FDA in the United States) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;
●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example as a result of an import or export hold-up) or supplier error;
●	inability to obtain manufacturing slots from third party contract manufacturers or to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure starting materials or to manufacture starting materials (including at our U.K. vector facility), for example vector required for SPEAR T-cell manufacture including as a result of the COVID-19 outbreak;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing cell therapies at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility or a COVID-19 outbreak preventing workers from attending at the facility, it may not be possible to find alternative manufacturing capability for these cell therapies within the timescales required for ongoing clinical trials. In addition, as with many pharmaceutical manufacturing facilities, the facility will have periods of time within which it cannot be used for manufacture of patient product to enable routine checks to be performed on the facility;
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started;

●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture;
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs; and
●	Allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs, for example to utilize such assets on the research, development and manufacture of COVID-19 vaccines or therapies.

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, loss of product, and timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. This failure to develop a timely process may result from, for example, inability to scale-up within required timelines, inability to put in place the required processes and control measures for a commercial process or failure of third parties (including vector suppliers) to put in place adequate facilities or processes to enable commercial manufacture. In addition, we may ultimately be unable to reduce the expenses associated with our SPEAR T-cells to levels that will allow us to achieve a profitable return on investment.

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

We have insurance to cover certain business interruption events which is capped at £10 million in the U.K. and $5 million in the U.S. However, because our level of insurance is capped, it may be insufficient to fully compensate us if any of these events were to occur in the future.

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

Given we now manufacture cell therapies at our own U.S. manufacturing facility and vector at a dedicated U.K. vector facility, there is no guarantee that regulatory authorities will not raise non-compliance issues or that regulatory authorities may require us to make changes to the way in which either facility is operated. This may result in a delay in our ability to manufacture cell therapies at our own facility or in our ability to supply vector material for use in the manufacturing process. In addition, there is no guarantee that any cell therapy or vector produced in any of our facilities will be able to meet regulatory requirements or that we will be able to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Resourcing of cell manufacturing facilities is increasingly competitive, which restricts the number of available skilled operators which can be recruited at our manufacturing facilities. Any failure to meet regulatory requirements or produce cell therapies and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

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

We obtained breakthrough therapy status in the United States and access to the PRIME status in Europe for the NY-ESO SPEAR T-cell for the treatment of certain patients with inoperable or metastatic synovial sarcoma who have received prior chemotherapy. We have obtained RMAT designation (Regenerative Medicine Advanced Therapy designation) from the FDA for ADP-A2M4 in synovial sarcoma. We may seek breakthrough therapy or fast track designations for our other SPEAR T-cells in the United States or equivalent regulations elsewhere in the world.

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

In 2016, the EMA granted PRIME status to NY-ESO SPEAR T-Cell for the treatment of certain patients with metastatic synovial sarcoma who have received prior chemotherapy. In 2020, the EMA granted access to the PRIME initiative to ADP-A2M4 for the treatment of certain patients with synovial sarcoma. We may apply for PRIME status for other of our cell therapy products. There can be no assurance that any application will be successful in obtaining PRIME status.

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

We use hazardous and biological reagents and materials in our research and development at our U.K. site. We also use radioactive reagents and materials in our research and development in the United Kingdom. We have obtained the appropriate certification or ensured that such certification has been obtained as required for the use of these reagents but our use is subject to compliance with applicable laws and there is a risk that should any third party or employee suffer injury or damage from radioactive, hazardous or biological reagents that we may incur liability or obligations to compensate such third parties or employees. We have employer’s liability insurance capped at £10.0 million per occurrence and public liability insurance capped at £5.0 million per occurrence; however, these amounts may be insufficient to compensate us if these events actually occur in the future.

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

As an organization, we have never marketed or supplied commercial pharmaceutical or biologic products or therapies. We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Our inability to obtain sufficient product liability insurance at an acceptable price to protect against potential product liability claims could also prevent or inhibit the commercialization of our cell therapies. We currently hold £15.0 million in clinical trial insurance coverage in the aggregate per year, with a per trial limit of £5.0 million. We also hold products and services liability insurance capped at £3.0 million in the aggregate and public liability insurance capped at £5.0 million per occurrence. These levels may not be adequate to cover all liabilities that we may incur. We may also need to increase our insurance coverage as we expand the scope of our clinical trials and commercialize any of our cell therapies. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We rely on Universal Cells Inc. in relation to the performance of collaboration agreements between us and Universal Cells Inc. for the further development of ‘off-the-shelf’ cell therapies.

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

Under the terms of the agreement, we received an upfront payment of $50.0 million and may receive up to an additional $847.5 million in development and sales milestones together with up to $7.5 million in research funding per year on a per collaboration target basis and tiered royalties on net sales in the mid-single to mid-teen digits where Universal Cells takes cell therapy candidates forward unilaterally through development and commercialization. Where we take products forward unilaterally through development and commercialization, we may have to pay Universal Cells up to $552.5 million in development and sales milestones. In addition, Universal Cells would receive tiered royalties on net sales in the mid-single to mid-teen digits. To the extent that we and Universal Cells co-develop and co-commercialize any therapies, we will equally share the costs of such co-development and co-commercialization, with the resulting profits from co-commercialization also shared equally. There is no guarantee that any research funding, development or sales milestones or product royalties or any other sums will become due or payable to us at any time or on the time frames currently expected.

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

We rely on a limited number of third-party manufacturers and third party service providers for clinical trial product supplies and services at each stage of the manufacturing process, and as a result we are exposed to the following risks (including where such third party risks arise as a result of the impact of COVID-19):

●	We may be unable to contract with manufacturers on commercially acceptable terms or at all because the number of potential manufacturers is limited and the FDA, EMA and other comparable foreign regulators must approve any replacement manufacturer, which would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, and develop substantially equivalent processes for, production of our cell therapies after receipt of any applicable regulatory approval.
●	We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.
●	Our third-party manufacturers might be unable to timely formulate and manufacture our cell therapies or produce the quantity and quality required to meet our clinical trial and commercial needs or to provide commercially viable product on the timelines we require or at all, which may necessitate a change in third-party manufacturers or a requirement to further develop internal capabilities, all of which may result in delays to clinical trials or to commercialisation plans.
●	With any new manufacturing process or new CMO we will need to transfer the manufacturing process or new process to that CMO. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our cell therapies and obtain marketing approval for our cell therapies.
●	Introduction of new raw material or intermediate material manufacturers, such as CMOs for vectors, may require comparability testing to be carried out to show that the manufacturing process and end material is comparable to the currently used manufacturing process and/or material. Any inability to show comparability or delay in comparability testing may result in delays to the supply of the affected materials and as a result delays to clinical trials.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost. Even where CMOs fail to manufacture our cell therapies successfully, it may not be possible to achieve re-manufacture quickly or without expending resources or additional costs.
●	Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our cell therapies. In addition, contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.
●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA, and other comparable foreign regulators and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our cell therapies. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change a different process.
●	Our third party manufacturers may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis. This could delay or prevent release of our cell therapies and as a result delay clinical trials and patient treatment.
●	Our third-party manufacturers could breach or terminate their agreement with us.
●	Our third-party manufacturers may cease to be able to do business with us (whether for insolvency or other reasons, including takeover, merger or acquisition) at a time when we are unable to source such manufacture elsewhere or at our own manufacturing facility.
●	Increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors which are outside of our control or which may be imposed by our CMOs. For example, moving to commercial phase manufacture usually incurs increased cost and qualification requirements at our CMOs. Such costs may be prohibitive, or such activities may not be able to be performed within appropriate timelines.
●	Our collaborators or third party contract manufacturers may allocate their resources, materials, and services away from our cell therapy programs, for example to utilize such assets on the research, development and manufacture of COVID-19 vaccines or therapies.

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

We may identify third-party intellectual property rights that are required to enable the further development, commercialization, manufacture or development of our SPEAR T-cells. Licenses to such intellectual property rights may or may not be available on commercial terms that are acceptable to us. As a result we may incur additional license fees for such intellectual property rights, or the cost and expenses to identify an alternative route for commercialization, that does not require the relevant third-party intellectual property rights, or the cost and diversion of resources required to challenge any such third party intellectual property rights. For example, commercialization of iPSC derived ‘off-the-shelf’ cell therapies are likely to require a license from iPS Academia Japan Inc. under intellectual property rights covering the generation of iPSC cell lines.

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

As of June 30, 2020, we had 399 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Treatment of cancer is a very competitive field of research and development. Within in any particular cancer indication we may face competition from other cell therapy companies, from personalized medicine approaches, from other modalities of treatment, alternative drug products or therapies or from pre-existing treatment regimens used to treat patients with that cancer indication.

Immunotherapy is currently an very active area of research and development. The number of immune-related products which have been identified in recent years and that are alleged to modulate the immune system is increasing. More recently, bi-specific antibodies and checkpoint inhibitors (for instance PD-1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the TCR, thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors on the other hand work by targeting receptors that inhibit T-cell effectiveness and proliferation and essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody-drug complexes, TCR-mimic antibodies, oncolytic viruses, cancer vaccines. A variety of cell-based autologous and allogeneic (“off-the-shelf”) approaches are also being researched and developed, including but not limited to: CAR-T cell, TCR T-cell, GammaDelta T-cell, CAR-NK cell, NK cell, NKT cell and CTL.

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

Our ability to execute our business plan and to comply with regulators’ requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems and similar systems used by third-party providers that we rely on. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. There is an increase in vulnerability to damage as a result of the working from home policy adopted at our U.S. and U.K. facilities for certain of our employees during the course of the COVID-19 outbreak and the increase in malicious human acts occurring at the same time. Moreover, despite network security and back-

up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information systems, sustained or repeated system failures or problems arising during the upgrade of any of our information systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business. In addition, where disruption to such systems occurs at third-party providers, we may have limited ability to find alternative providers in any required timeframes or at all, and such disruption could significantly affect our ability to proceed with clinical or analytical or development programs.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. Moreover, certain shareholders have rights under an investors rights agreement dated as of February 23, 2015, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. In addition, we have registered an aggregate of 151,248,915 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of June 30, 2020, an aggregate of 48,217,253 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and six months ended June 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: August 6, 2020	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: August 6, 2020	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer