Form 10-Q
period 2020-09-30
Adaptimmune Therapeutics PLC
filed 2020-11-05
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 928,672,584.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

●	our ability to progress and continue with business operations as a result of the outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) including our ability to treat and enroll patients in clinical trials, manufacture cell therapies for patients, obtain responses and approvals from regulatory authorities, progress third party relationships and collaborations, obtain and publish data from our clinical trials and source and procure resources and supplies needed for ongoing activities;
●	our ability to successfully advance our ADP-A2M4 (MAGE-A4), ADP-A2M4CD8 (MAGE-A4CD8) and ADP-A2AFP (AFP) SPEAR T-cell therapies through clinical development and the timing within which we can recruit and treat patients in all of our clinical trials;
●	our ability to continue to fund our operations including as a result of the impact of the COVID-19 pandemic;
●	our ability to successfully and reproducibly manufacture Specific Peptide Enhanced Affinity Receptor (“SPEAR”) T-cells and other cell therapies in order to meet patient demand;
●	our ability to further develop our commercial manufacturing process for our cell therapies, transfer such commercial process to third party contract manufacturers, if required, and for such third party contract manufacturers or ourselves to manufacture cell therapies to the quality and on the timescales we require;
●	our ability to successfully advance our cell therapy platform, to improve the safety and effectiveness of our existing cell therapy candidates, to identify and develop new cell therapies and to submit Investigational New Drug Applications, or INDs, for new cell therapies;
●	the rate and degree of market acceptance of cell therapy generally, and of our particular cell therapies including our SPEAR T-cells and HLA-independent TCR (“HiT”) therapies;
●	government regulation and approval, including, but not limited to, the expected regulatory approval timelines for our cell therapies and the level of pricing and reimbursement for our cell therapies, if approved for marketing;
●	our ability to successfully commercialize any products including the planned launch of ADP-A2M4 in 2022;
●	the existence of any third-party patents preventing further development of any of our cell therapies, including, any inability to obtain appropriate third party licenses, or enforcement of patents against us or our collaborators;
●	our ability to obtain granted patents covering our cell therapies and to enforce such patents against third parties;

●	volatility in equity markets in general, and in the biopharmaceutical sector in particular;
●	fluctuations in the price of materials and bought-in components;
●	the scope and timing of performance of our ongoing collaborations with GlaxoSmithKline (“GSK”) and with Astellas Pharma Inc. through its wholly-owned subsidiary Universal Cells Inc. (“Astellas”);
●	our relationships with suppliers, contract manufacturing organizations or CROs and other third-party providers including fluctuations in the price of materials and services, ability to obtain reagents particularly where such reagents are only available from a single source, and performance of third party providers;
●	increased competition from other companies in the biotechnology and pharmaceutical industries including where such competition impacts ability to recruit patients into clinical trials;
●	claims for personal injury or death arising from the use of our cell therapies;
●	our ability to attract and retain qualified personnel; and
●	additional factors that are not known to us at this time.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$78,466	$50,412
Marketable securities - available-for-sale debt securities	321,442	39,130
Other current assets and prepaid expenses (including current portion of clinical materials)	26,825	30,947
Total current assets	426,733	120,489

Restricted cash	4,441	4,496
Clinical materials	160	2,503
Operating lease right-of-use assets, net of accumulated amortization	18,775	20,789
Property, plant and equipment, net of accumulated depreciation of $28,503 (2019: $23,649)	26,943	31,068
Intangibles, net of accumulated amortization	1,970	2,198
Total assets	$479,022	$181,543

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,030	$6,357
Operating lease liabilities, current	2,619	2,493
Accrued expenses and other accrued liabilities	24,615	23,363
Deferred revenue, current	3,635	2,128
Total current liabilities	34,899	34,341

Operating lease liabilities, non-current	21,090	22,966
Deferred revenue, non-current	46,212	—
Other liabilities, non-current	615	598
Total liabilities	102,816	57,905

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,038,249,630 authorized and 928,525,410 issued and outstanding (2019: 785,857,300 authorized and 631,003,568 issued and outstanding)	1,325	943
Additional paid in capital	932,518	585,623
Accumulated other comprehensive loss	(8,494)	(7,264)
Accumulated deficit	(549,143)	(455,664)
Total stockholders' equity	376,206	123,638

Total liabilities and stockholders’ equity	$479,022	$181,543

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$1,193	$237	$2,456	$394
Operating expenses
Research and development (including losses accrued on firm purchase commitments of $0, $5,000, $0 and $5,000)	(24,067)	(29,617)	(65,791)	(77,147)
General and administrative	(13,001)	(10,741)	(32,557)	(32,662)
Total operating expenses	(37,068)	(40,358)	(98,348)	(109,809)
Operating loss	(35,875)	(40,121)	(95,892)	(109,415)
Interest income	2,147	615	4,024	2,324
Other (expense) income, net	(1,689)	291	(1,501)	(556)
Loss before income taxes	(35,417)	(39,215)	(93,369)	(107,647)
Income taxes	(15)	(87)	(110)	(154)
Net loss attributable to ordinary shareholders	$(35,432)	$(39,302)	$(93,479)	$(107,801)

Net loss per ordinary share
Basic and diluted	$(0.04)	$(0.06)	$(0.11)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	928,022,057	630,866,800	829,973,177	629,403,293

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(35,432)	$(39,302)	$(93,479)	$(107,801)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0	(15,522)	6,617	3,583	7,916
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, $0, $0 and $0	15,698	(8,388)	(5,061)	(8,388)
Unrealized gains (losses) on available-for-sale debt securities
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, $0, $0 and $0	211	(55)	324	223
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0, $0, $0 and $0	(76)	—	(76)	(13)
Total comprehensive loss for the period	$(35,121)	$(41,128)	$(94,709)	$(108,063)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
					unrealized
				Accumulated	gains
				foreign	(losses) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders'
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2020	631,003,568	$943	$585,623	$(7,302)	$38	$(455,664)	$123,638

Net loss	—	—	—	—	—	(28,167)	(28,167)
Issuance of shares upon exercise of stock options	4,610,772	6	888	—	—	—	894
Issuance of shares upon completion of public offering, net of issuance costs	144,900,000	190	90,360	—	—	—	90,550
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	17,911	—	—	17,911
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	—	—	—	(19,651)	—	—	(19,651)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	—	—	—	(586)	—	(586)
Share-based compensation expense	—	—	1,448	—	—	—	1,448
Balance as of March 31, 2020	780,514,340	$1,139	$678,319	$(9,042)	$(548)	$(483,831)	$186,037
Net loss	—	—	—	—	—	(29,880)	(29,880)
Issuance of shares upon exercise of stock options	5,704,606	7	4,174	—	—	—	4,181
Issuance of shares upon completion of public offering, net of issuance costs	141,450,000	178	243,660	—	—	—	243,838
Other comprehensive income
Foreign currency translation adjustments	—	—	—	1,194	—	—	1,194
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	—	—	—	(1,108)	—	—	(1,108)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	—	—	—	699	—	699
Share-based compensation expense	—	—	2,624	—	—	—	2,624
Balance as of June 30, 2020	927,668,946	$1,324	$928,777	$(8,956)	$151	$(513,711)	$407,585
Net loss	—	—	—	—	—	(35,432)	(35,432)
Issuance of shares upon exercise of stock options	856,464	1	461	—	—	—	462
Other comprehensive income
Foreign currency translation adjustments	—	—	—	(15,522)	—	—	(15,522)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	—	—	—	15,698	—	—	15,698
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	—	—	—	211	—	211
Reclassification from accumulated other comprehensive income of gains on available-for-sale debt securities included in net loss, net of tax of $-	—	—	—	—	(76)	—	(76)
Share-based compensation expense	—	—	3,280	—	—	—	3,280
Balance as of September 30, 2020	928,525,410	$1,325	$932,518	$(8,780)	$286	$(549,143)	$376,206

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated other
				comprehensive loss
					Accumulated
				Accumulated	unrealized
				foreign	gains (losses) on
			Additional	currency	available-for-		Total
	Common	Common	paid in	translation	sale debt	Accumulated	stockholders’
	stock	stock	capital	adjustments	securities	deficit	equity
Balance as of 1 January 2019	627,454,270	939	574,208	(9,607)	(156)	(318,499)	246,885

Net loss						(27,412)	(27,412)
Issuance of shares upon exercise of stock options	840,432	1	35	—	—	—	36
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	(3,543)	—	—	(3,543)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	—	—	—	210	—	210
Share-based compensation expense	—	—	3,479	—	—	—	3,479
Balance as of March 31, 2019	628,294,702	$940	$577,722	$(13,150)	$54	$(345,911)	$219,655
Net loss	—	—	—	—	—	(41,087)	(41,087)
Issuance of shares upon exercise of stock options	2,377,876	3	327	—	—	—	330
Other comprehensive income before reclassifications
Foreign currency translation adjustments	—	—	—	4,842	—	—	4,842
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	—	—	—	68	—	68
Reclassification from accumulated other comprehensive loss of gains on available-for-sale debt securities included in net income, net of tax of $0	—	—	—	—	(13)	—	(13)
Share-based compensation expense	—	—	3,196	—	—	—	3,196
Balance as of June 30, 2019	630,672,578	$943	$581,245	$(8,308)	$109	$(386,998)	$186,991
Net loss	—	—	—	—	—	(39,302)	(39,302)
Issuance of shares upon exercise of stock options	280,158	—	—	—	—	—	—
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	6,617	—	—	6,617
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	—	—	—	(8,388)	—	—	(8,388)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	—	—	—	(55)	—	(55)
Share-based compensation expense	—	—	1,820	—	—	—	1,820
Balance as of September 30, 2019	630,952,736	$943	$583,065	$(10,079)	$54	$(426,300)	$147,683

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(93,479)	$(107,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,151	5,406
Amortization	718	511
Share-based compensation expense	7,352	8,495
Unrealized foreign exchange (gains) losses	(1,102)	522
Other	2,817	(208)
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other operating assets	3,345	(20,075)
Decrease in non-current operating assets	2,291	1,468
(Decrease) increase in payables and other current liabilities	(117)	8,879
Increase in deferred revenue	48,649	2,824
Net cash used in operating activities	(24,375)	(99,979)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,174)	(1,425)
Acquisition of intangibles	(496)	(1,036)
Maturity or redemption of marketable securities	78,915	92,803
Investment in marketable securities	(363,777)	(19,080)
Net cash (used in) provided by investing activities	(286,532)	71,262

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	334,388	—
Proceeds from exercise of stock options	5,541	366
Net cash provided by financing activities	339,929	366

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(1,023)	(398)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,999	(28,749)
Cash, cash equivalents and restricted cash at start of period	54,908	72,476
Cash, cash equivalents and restricted cash at end of period	$82,907	$43,727

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom. Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors. The Company’s proprietary platform enables it to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $549.1 million as of September 30, 2020.

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

Development revenue from contracts with customers in the three and nine months ended September 30, 2020 comprises the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Development revenue	$1,193	$237	$2,456	$394
	$1,193	$237	$2,456	$394

Deferred revenue increased by $47.7 million from $2.1 million at January 1, 2020 to $49.8 million at September 30, 2020. The movement is largely due to the upfront payment of $50.0 million received under the Astellas Collaboration Agreement in January 2020 offset by revenue recognized under our collaboration agreements in the nine months ended September 30, 2020.

As of December 31, 2019, there was deferred revenue of $2.1 million associated with the third target under the GSK Collaboration Agreement, of which $0.4 million and $1.5 million was recognized as revenue in the three and nine months ended September 30, 2020 respectively.

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

In the three months ended June 30, 2020, the parties nominated the target for the first collaboration program and the Company commenced development of this target under the agreement and began recognizing revenue for this performance obligation.

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

The Company has assessed the agreement under the provisions of ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements. The Company determined that Astellas is a customer and has applied the provisions of ASC 606 to the contract and related performance obligations. The Company identified the following performance obligations under the agreement: (i) research services and rights granted under the co-exclusive license for each of the three co-development targets and (ii) the rights granted for each of the two independent Astellas targets.

The aggregate transaction price at inception of the agreement was the $50.0 million upfront payment. Future development milestones are not considered probable as of September 30, 2020 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period (up until completion of a Phase 1 trial for products directed to such target) is variable consideration and included in the transaction price as of September 30, 2020 to the extent that a significant reversal of revenue is not probable. The Company may also receive sales milestones upon the achievement of specified levels of annual net sales by Astellas under an independent Astellas program. These amounts have not been included within the transaction price as of September 30, 2020 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of September 30, 2020 was $62.9 million, of which $14.3 million is allocated to the rights granted for each of the two independent Astellas targets, $6.9 million is allocated to research services and rights under the co-exclusive license for each of the second and third co-development targets, and $20.5 million is allocated to research services and rights granted under the co-exclusive license for the first co-development target.

Note 4 — Loss per share

The dilutive effect of 91,263,299 and 90,072,300 stock options outstanding as of September 30, 2020 and 2019 respectively have been excluded from the diluted loss per share calculation for the three and nine months ended September 30, 2020 and 2019, because they would have an antidilutive effect on the loss per share for the period.

Note 5 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of September 30, 2020 are as follows (in thousands):

		Fair value measurements using
	September 30,	Level 1	Level 2	Level 3
	2020
Assets:
Corporate debt securities	$315,437	$315,437	—	—
Agency bonds	6,005		6,005	—
	$321,442	$315,437	$6,005	$—

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

Note 6 — Marketable securities – available-for-sale debt securities

As of September 30, 2020, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$14,272	$16	$(4)	$14,284
Corporate debt securities	3 months to 1 year	164,830	336	(40)	165,126
Agency bonds	1 year to 2 years	5,996	9	—	6,005
Corporate debt securities	1 year to 2 years	136,058	107	(138)	136,027
		$321,156	$468	$(182)	$321,442

As of September 30, 2020 and December 31, 2019, the aggregate fair value of securities held by the Company in an unrealized loss position was $135.0 million and $2.0 million respectively, which consisted of 23 and 1 separate securities, respectively. No securities have been in an unrealized loss position for more than one year.

As of September 30, 2020, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. The Company does not intend to sell the debt securities in an unrealized loss position and believes that it has the ability to hold the debt securities to maturity.

Note 7 — Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Corporate tax receivable	$13,921	$19,284
Prepayments	7,754	8,395
Clinical materials	2,488	1,459
Other current assets	2,662	1,809
	$26,825	$30,947

Note 8 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued clinical and development expenditure	$11,097	$8,782
Accrued employee expenses	8,127	6,863
Other accrued expenditure	2,784	2,662
Accrued purchase commitments	2,500	5,000
Other	107	56
	$24,615	$23,363

In 2016, the Company entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025. Under the supply agreement, the Company is required to purchase its requirements for CD3/CD28 magnetic bead product exclusively from ThermoFisher for a period of 5 years. In the three months ended September 30, 2019, management considered that there was sufficient uncertainty surrounding the utility of the Dynabeads to result in $5.0 million of minimum purchasing obligations being recognized in in research and development expense in that period. The related per-share amount for both the three and nine months ended September 30, 2019 is $(0.01). Of the minimum purchasing obligations of $5.0 million, $2.5 million was paid during the nine-months ended September 30, 2020. The remaining minimum purchase obligations of $2.5 million are payable within the next year, and are included within accrued purchase commitments above.

Note 9 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,219	$144	$3,126	$2,951
General and administrative	2,061	1,676	4,226	5,544
	$3,280	$1,820	$7,352	$8,495

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Number of options over ordinary shares granted	1,882,966	3,733,359	14,851,182	15,477,255
Weighted average fair value of ordinary shares options	$1.25	$0.31	$0.57	$0.48
Number of additional options with a nominal exercise price granted	571,320	743,292	7,410,136	7,700,658
Weighted average fair value of options with a nominal exercise price	$1.70	0.51	$0.78	$0.89

Note 10 — Stockholders’ equity

On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs), which together with the full exercise by the underwriters of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of $90.5 million.

On June 4, 2020, the Company closed an underwritten public offering of 23,575,000 ADSs, which together with the full exercise by the underwriters of their option to purchase an additional 3,075,000 ADSs, generated net proceeds of $243.8 million.

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

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of engineered T-cell therapies for solid tumors. Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapies include Specific Peptide Enhanced Affinity Receptor (“SPEAR”) T-cells, which use genetically engineered T-cell receptors, and HLA-independent TCRs (HiTs) that recognize targets independently of the HLA profile of the tumor cell. Using our SPEAR T-cells, we aim to become the first company to have a TCR T-cell approved for the treatment of solid tumor indication.

As the COVID-19 pandemic continues, we remain focused on ensuring the safety of our workforce and continuing, where possible, to safely treat patients with our cell therapies. We continue to work with our clinical sites to ensure that patients are treated as soon as clinical sites are able to do so. Our facilities in the United States (“U.S.”) and the United Kingdom (“U.K.”) remain open to support manufacturing and delivery of our existing cell therapies as well as research and development of new cell therapies. Further information on risks related to COVID-19 is provided in the “Information Regarding Forward-Looking Statements” and “Risk Factors” sections.

We have clinical trials ongoing with our wholly-owned ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP SPEAR T-cell therapies.

●	SPEARHEAD-1 Phase 2 Trial with ADP-A2M4: A Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications. Subject to the successful conclusion of the SPEARHEAD-1 study, which we aim to fully enroll during the first half of 2021, and approval of a Biologics License Application by the FDA, we plan to commercially launch ADP-A2M4 in 2022. Orphan Drug designation for ADP-A2M4 for the treatment of soft tissue sarcomas has been granted in the European Union and U.S. together with Regenerative Medicine Advanced Therapy (RMAT) designation in the U.S. for the treatment of synovial sarcoma and access to the Priority Medicines (“PRIME”) Regulatory Support initiative by the European Medicines Agency (“EMA”) for ADP-A2M4 for the treatment of synovial sarcoma.

●	SPEARHEAD-2 Phase 2 Trial with ADP-A2M4: A Phase 2 trial combining ADP-A2M4 with pembrolizumab in ten patients with head and neck cancer is underway at clinical sites in the United States.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8. We are focussing on the treatment of patients with lung, gastroesophageal, head and neck and bladder cancers. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. As of July 16, 2020, five patients (one patient with MRCLS, two patients with esophagogastric junction (“EGJ”) cancers, one patient with ovarian cancer, and one patient with head and neck cancer) were treated with ADP-A2M4 CD8 in the dose escalation phase of the trial. One patient with EGJ cancer had a partial response and has had progression-free survival for greater than six months. One patient with head and neck cancer also had a partial response. All other patients have had best overall response of stable disease (“SD”). We will update on the dose escalation cohorts of the trial at the Society for Immunotherapy of Cancer (“SITC”) conference in November 2020.

Based on the responses seen in the Phase 1 clinical trial using ADP-A2M4 and these initial responses seen in the SURPASS trial, we are currently planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in gastric, EGJ and esophageal cancers in the first half of 2021.

●	ADP-A2M4 Pilot Trial: Our Phase 1 clinical trial of ADP-A2M4 in urothelial, melanoma, head and neck, ovarian, non-small cell lung, esophageal and gastric, synovial sarcoma and MRCLS cancers has now completed enrollment. A data update on the trial was presented at ASCO on May 29, 2020. Clinical responses and promising durability was reported in patients with synovial sarcoma, with a 50% response rate (eight partial responses in 16 patients treated) reported, including an unconfirmed partial response (44% response rate without inclusion of unconfirmed partial response). Responses were also reported in head and neck cancer (one confirmed partial response in three patients treated) and lung cancer (one confirmed partial response in two patients treated), with evidence of anti-tumor activity in ovarian cancer and bladder cancer. A radiation sub-study under the Phase 1 clinical trial also continues to enroll patients and a partial response in rectal mucosal melanoma was reported in the first patient treated.

•

ADP-A2AFP Phase 1 Trial: We continue dosing patients in our Phase 1, open-label, dose-escalation trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). Data from the trial was reported at the International Liver Congress in August 2020. Overall four patients have been treated with approximately five billion or more transduced cells (three in Cohort 3 and one in the expansion phase): One patient was reported to have had a complete response, one patient had SD, and two patients were reported to have had progressive disease. Five patients were previously treated in the first two dose cohorts with doses of 100 million and 1 billion transduced cells, respectively, and all patients had best responses of SD. A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen. The first patient treated in that cohort was assessed by the investigator to have progressive disease.

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

We continue to invest and expand our manufacturing and research capabilities to facilitate a strong future pipeline of cell therapies, to enhance translational understanding of our cell therapies and to support our target of launching ADP-A2M4 in 2022, including:

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

Significant Events in the Three Months Ended September 30, 2020

On July 24, 2020 the Company announced that the EMA has granted access to the PRIME initiative for the Company’s ADP-A2M4 therapy for the treatment of synovial sarcoma.

Subsequent Events since September 30, 2020

On October 15, 2020 the Company provided the full contents of its SITC abstract for the Phase 1 SURPASS trial.

Financial Operations Overview

Revenue

The Company has two contracts with customers: the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement.

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

The agreement consists of the following performance obligations: (i) research services and rights granted under the co-exclusive license for each of the three co-development targets and (ii) the rights granted for each of the two independent Astellas targets. The revenue allocated to the co-development targets is recognized as the development of products directed to the targets progresses up until completion of a Phase 1 trial. The revenue allocated to each of the research licenses for the targets being independently developed by Astellas will be recognized when the associated license commences, which is upon designation of a target by Astellas.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development expenses consist principally of the following:

●	salaries for research and development staff and related expenses, including benefits;
●	costs for production of preclinical compounds and drug substances by contract manufacturers;
●	fees and other costs paid to contract research organizations in connection with additional preclinical testing and the performance of clinical trials;
●	costs associated with the development of a process to manufacture and supply our lentiviral vector and cell therapies for use in clinical trials;
●	costs to develop manufacturing capability at our U.S. facility for manufacture of cell therapies for use in clinical trials;
●	costs relating to facilities, materials and equipment used in research and development;
●	costs of acquired or in-licensed research and development which does not have alternative future use;
●	amortization and depreciation of property, plant and equipment and intangible assets used to develop our cells therapies; and
●	share-based compensation expenses;

offset by:

●	reimbursable tax and expenditure credits from the U.K. government.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, which depends upon the timing of initiation of clinical trials and the rate of enrollment of patients in clinical trials. The duration, costs, and timing of clinical trials and development of our cell therapies will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;
●	uncertainties in clinical trial enrollment rates;

●	future clinical trial results;
●	significant and changing government regulation;
●	the timing and receipt of any regulatory approvals;
●	supply and manufacture of lentiviral vector and cell therapies for clinical trials; and
●	an allocation of indirect costs clearly related to research and development.

For further detail please see Part II — Item 1A Risk Factors — Risks Related to the Development of our cell therapies of this Quarterly Report

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019, together with the changes to those items (in thousands):

	Three months ended
	September 30,
	2020	2019	Increase/decrease
Revenue	$1,193	$237	$956	403%
Research and development expenses	(24,067)	(29,617)	5,550	(19)%
General and administrative expenses	(13,001)	(10,741)	(2,260)	21%
Total operating expenses	(37,068)	(40,358)	3,290	(8)%
Operating loss	(35,875)	(40,121)	4,246	(11)%
Interest income	2,147	615	1,532	249%
Other (expense) income, net	(1,689)	291	(1,980)	(680)%
Loss before income taxes	(35,417)	(39,215)	3,798	(10)%
Income taxes	(15)	(87)	72	(83)%
Loss for the period	$(35,432)	$(39,302)	$3,870	(10)%

Revenue

Revenue increased by $1.0 million to $1.2 million in the three months ended September 30, 2020 compared to $0.2 million for the three months ended September 30, 2019 due to an increase in development activities under our collaboration agreements.

We expect that revenues will increase in future periods as the Company increases development activities on the first target under the Astellas Collaboration Agreement.

Research and Development Expenses

Research and development expenses decreased by 19% to $24.1 million for the three months ended September 30, 2020 from $29.6 million for the three months ended September 30, 2019.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	September 30,
	2020	2019	Increase/decrease
Salaries, materials, consumables, depreciation of property, plant and equipment and other employee-related costs(1)	$15,901	$15,465	$436	3%
Subcontracted expenditure	9,636	9,528	108	1%
Manufacturing facility expenditure	2,079	1,877	202	11%
Accrued purchase commitments	—	5,000	(5,000)	(100)%
Share-based compensation expense	1,219	144	1,075	747%
In-process research and development costs	—	2,476	(2,476)	(100)%
Reimbursements receivable for research and development tax and expenditure credits	(4,768)	(4,873)	105	(2)%
	$24,067	$29,617	$(5,550)	(19)%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $5.6 million for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease of $5.0 million in accrued purchase commitment expenses related to the supply of the Dynabeads® CD3/CD28 technology. In the three months ended September 30, 2019, management considered that there was sufficient uncertainty surrounding the utility of the Dynabeads, which was dependent upon then current clinical trial plans, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the purchase commitment being recognized in Research and Development expenses in the period
●	an increase of $1.1 million in share-based compensation expense due to option forfeitures in the three months ended September 30, 2019; and
●	a decrease of $2.5 million in costs for in-process research and development as a result of entering into a collaboration agreement relating to the development of next-generation SPEAR T-cell products with Noile-Immune Biotech, Inc. in the three months ended September 30, 2019.

Our subcontracted costs for the three months ended September 30, 2020 were $9.6 million, compared to $9.5 million in the same period of 2019. This includes $6.0 million of costs directly associated with our ADP-A2M4, ADP-A2M4CD8, ADP-A2AFP and ADP-A2M10 SPEAR T-cells and $3.6 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 21% to $13.0 million for the three months ended September 30, 2020 from $10.7 million in the same period in 2019. Our general and administrative expenses consist of the following:

	Three months ended
	September 30,
	2020	2019	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$6,233	$6,211	$22	—%
Other corporate costs	4,707	2,853	1,854	65%
Share-based compensation expense	2,061	1,677	384	23%
	$13,001	$10,741	$2,260	21%

The net increase in our general and administrative expenses of $2.3 million for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due an increase of $1.9 million in other corporate costs, which include professional fees, investment in our IT systems and costs associated with the buildout of our commercial capabilities.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Other Expense (Income), Net

Other expense (income), net was an expense of $1.7 million for the three months ended September 30, 2020 compared to income of $0.3 million for the three months ended September 30, 2019. Other expense (income), net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and on intercompany loans held in U.S. dollars by our U.K. subsidiary, other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable.

Income Taxes

Income taxes decreased to a charge of $15,000 for the three months ended September 30, 2020 from a charge of $87,000 for the three months ended September 30, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the nine months ended Septmeber 30, 2020 and 2019, together with the changes to those items (in thousands):

	Nine months ended
	September 30,
	2020	2019	Increase/decrease
Revenue	$2,456	$394	$2,062	523%
Research and development expenses	(65,791)	(77,147)	11,356	(15)%
General and administrative expenses	(32,557)	(32,662)	105	(0)%
Total operating expenses	(98,348)	(109,809)	11,461	(10)%
Operating loss	(95,892)	(109,415)	13,523	(12)%
Interest income	4,024	2,324	1,700	73%
Other expense, net	(1,501)	(556)	(945)	170%
Loss before income taxes	(93,369)	(107,647)	14,278	(13)%
Income taxes	(110)	(154)	44	(29)%
Loss for the period	$(93,479)	$(107,801)	$14,322	(13)%

Revenue

Revenue increased by $2.1 million to $2.5 million in the nine months ended September 30, 2020, compared to $0.4 million for the nine months ended September 30, 2019, due to an increase in development activities under our collaboration agreements.

We expect that revenues will increase in future periods as the Company increases development activities on the first target under the Astellas Collaboration Agreement.

Research and Development Expenses

Research and development expenses decreased by 15% to $65.8 million for the nine months ended September 30, 2020 from $77.1 million for the nine months ended September 30, 2019.

Our research and development expenses comprise the following (in thousands):

	Nine months ended
	September 30,
	2020	2019	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$46,192	$48,872	$(2,680)	(5)%
Subcontracted expenditure	24,234	25,554	(1,320)	(5)%
Manufacturing facility expenditure	5,133	5,221	(88)	(2)%
Accrued purchase commitments	—	5,000	(5,000)	(100)%
Share-based compensation expense	3,126	2,951	175	6%
In-process research and development costs	784	4,463	(3,679)	(82)%
Reimbursements receivable for research and development tax and expenditure credits	(13,678)	(14,914)	1,236	(8)%
	$65,791	$77,147	$(11,356)	(15)%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $11.4 million for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease in salaries, materials, consumables, depreciation of property, plant and equipment and other employee-related costs of $2.7 million, primarily due to lower consumables costs and a reduction in travel costs as a result of COVID-19 delays;
●	a reduction in subcontracted expenditure of $1.3 million, largely driven by delays brought about by COVID-19;
●	a decrease of $5.0 million in accrued purchase commitment expenses related to the supply of the Dynabeads® CD3/CD28 technology. In the nine months ended September 30, 2019, management considered that there was sufficient uncertainty surrounding the utility of the Dynabeads, which was dependent upon then current clinical trial plans, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the purchase commitment being recognized in Research and Development expenses in the period
●	a decrease of $3.7 million in in-process research and development costs, as a result of our entering into a collaboration agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. and Noile-Immune Biotech Inc. in the nine months ended September 30, 2019, offset by work performed by Universal Cells on gene-edited cell lines under our amended existing agreement with Universal Cells in the nine months ended September 30, 2020; and
●	a decrease in reimbursements receivable for research and development tax and expenditure credits of $1.2 million, which is driven by the overall reduction in expenditure in the nine months ended September 30, 2020.

Our subcontracted costs for the nine months ended September 30, 2020 were $24.2 million, compared to $25.6 million in the same period of 2019. This includes $15.2 million of costs directly associated with our ADP-A2M4, ADP-A2M4CD8, ADP-A2AFP and ADP-A2M10 SPEAR T-cells and $9.0 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses were $32.6 million for the nine months ended September 30, 2020 compared to $32.7 million in the same period in 2019. Our general and administrative expenses consist of the following:

	Nine months ended
	September 30,
	2020	2019	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$17,992	$19,784	$(1,792)	(9)%
Other corporate costs	11,535	8,239	3,296	40%
Share-based compensation expense	4,226	5,545	(1,319)	(24)%
Reimbursements	(1,196)	(906)	(290)	32%
	$32,557	$32,662	$(105)	—%

The net decrease in our general and administrative expenses of $0.1 million for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the following:

●	a decrease of $1.8 million in salaries, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by reduced travel costs due to COVID-19 and other staff-related costs
●	an increase of $3.3 million in other corporate costs due to increased professional fees, investment in our IT systems and costs associated with the buildout of our commercial capabilities; and

●	a decrease of $1.3 million in share-based compensation expense due to option forfeitures.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Other Expense, Net

Other expense, net was $1.5 million for the nine months ended September 30, 2020 compared to $0.6 million for the nine months ended September 30, 2019. Other expense, net primarily relates to unrealized foreign exchange gains and losses on cash, cash equivalents and on intercompany loans held in U.S. dollars by our U.K. subsidiary, other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable. From July 1, 2019, the intercompany loan between the parent company, Adaptimmune Therapeutics Plc and its subsidiary, Adaptimmune Limited, has been considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive loss.

Income Taxes

Income taxes decreased to a charge of $110,000 for the nine months ended September 30, 2020 from a charge of $154,000 for the nine months ended September 30, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to September 30, 2020, we have raised:

●	$853.8 million, net of issuance costs, through the issuance of shares, including $90.5 million raised through a public offering in January and February 2020 and $243.8 million through a public offering in June 2020;
●	$201.6 million through collaborative arrangements with GSK and Astellas; and
●	$59.2 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of September 30, 2020, we had cash and cash equivalents of $78.5 million and Total Liquidity of $399.9 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities, planned capital spending, and planned commercialization costs into 2022. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands).

	Nine months ended
	September 30,
	2020	2019
Net cash used in operating activities	$(24,375)	$(99,979)
Net cash (used in) provided by investing activities	(286,532)	71,262
Net cash provided by financing activities	339,929	366
Cash, cash equivalents and restricted cash	82,907	43,727

Operating Activities

Net cash used in operating activities was $24.4 million for the nine months ended September 30, 2020 compared to $100.0 million for the nine months ended September 30, 2019. The net cash used in operating activities has been significantly reduced by the receipt of the $50.0 million upfront payment from Astellas in January 2020 and a reduction in operating expenditure due to COVID-19.

Net cash used in operating activities of $24.4 million for the nine months ended September 30, 2020 comprised a net loss of $93.5 million, offset by non-cash items of $14.9 million and a net cash inflow of $54.2 million from changes in operating assets and liabilities. The non-cash items consisted primarily of depreciation expense on plant and equipment of $5.2 million, share-based compensation expense of $7.4 million, amortization of $0.7 million and other items of $2.8 million. This was partially offset by unrealized foreign exchange gains of $1.1 million.

Investing Activities

Net cash used in investing activities was $286.5 million for the nine months ended September 30, 2020 compared to net cash provided by investing activities of $71.3 million for the nine months ended September 30, 2019. The net cash (used in) provided by investing activities for the respective periods consisted of:

●	purchases of property and equipment of $1.2 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively;
●	purchases of intangible assets of $0.5 million and $1.0 million primarily relating to development of internal-use software for the nine months ended September 30, 2020 and 2019, respectively; and
●	cash outflows from investment in marketable securities of $363.8 million and $19.1 million for the nine months ended September 30, 2020 and 2019, respectively, and cash inflows from maturity or redemption of marketable securities of $78.9 million and $92.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the nine months ended September 30, 2019, the investments in marketable securities were reduced to fund the Company’s ongoing operations. In the nine months ended September 30, 2020, the Company increased its investments in marketable securities with proceeds from its public offerings.

Financing Activities

Net cash provided by financing activities was $339.9 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the net cash provided by financing activities consisted of net proceeds from public offerings of $334.4 million, and proceeds from share option exercises of $5.5 million. The net cash provided by financing activities in the nine months ended September 30, 2019 consisted of proceeds from share option exercises.

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

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$78,466	$50,412
Marketable securities - available-for-sale debt securities	321,442	39,130
Total Liquidity	$399,908	$89,542

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2020, we were not a party to any material legal proceedings.

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

Risks Related to the COVID-19 pandemic

The outbreak of COVID-19 or any other similar pandemic may materially and adversely impact our business including our ability to advance our clinical programs and research pipeline as planned, to commercialize our therapies as planned or obtain additional financing on favorable terms or at all.

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

As a result of government and local regulation we have been required to introduce a work from home policy for at least some of our work force, with our facilities remaining open to support those activities that cannot be conducted from home, in particular the manufacture of cell therapies, treatment of clinical patients and research and development activities. The requirement to stay at home and the control measures required to mitigate risks to our work force including social distancing requirements imposed by government and local regulations limits effectiveness of our work force, the numbers of individuals that can work at the facility at any one time and is resulting in delays to performance of manufacturing, development and research activities. Increased working from home also impacts normal communications and may increase the cyber security risk or create data accessibility concerns. It also significantly curtails the numbers of individuals who can attend and work at our facilities which results in a reduction of lab-based work, particularly as required to progress research programs. As we increase the number of workers attending at our facilities, and restrictions outside of our facilities reduce this may also increase the risk of a COVID-19 outbreak impacting workers at that facility, despite measures in place to mitigate the risk to those workers. This could result in manufacturing operations or facilities being closed or necessitate a reduction in the work we are able to perform at those facilities which in turn could result in a delay to the treatment of patients and a delay in our research and development programs.

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

Similarly, the COVID-19 pandemic may impact third parties necessary for commercialization of our cell therapies in the timelines and scales targeted. Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including the timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. This failure to develop a timely process may result from, for example, inability to scale-up within required timelines, inability to put in place the required processes and control measures for a commercial process, or failure of third parties (including vector suppliers) to put in place adequate facilities or processes to enable commercial manufacture. This risk is increased as we continue to rely on third parties for the availability of key materials and services, and such third parties are unable to commit to meeting the necessary timelines and scales targeted due to the on-going impact of COVID-19.

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

For the nine months ended September 30, 2020, and the years ended December 31, 2019 and 2018, we incurred net losses of $93.5, $137.2 million and $95.5 million, respectively. As of September 30, 2020, we had accumulated losses of $549.1 million. We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our product candidates is difficult to estimate given the novel nature of our cell therapies and their un-proven route to market and the impact of external factors including the COVID-19 pandemic; however, as we move towards commercialisation of our cell therapies the amount of funding required to support the activities enabling such commercialization will increase significantly. Our profitability is dependent upon the successful development, approval, and commercialization of our SPEAR T-cells and other cell therapies, further development of the NY-ESO SPEAR T-cells by GSK (given the NY-ESO program has now been transitioned to GSK), achieving collaboration agreement milestones under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement, progression of programs under the agreement with Universal Cells Inc. and achieving a level of revenue adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash or alternative funding.

Although our financial statements have been prepared on a going concern basis, if we fail to obtain additional financing in the future, this may raise substantial doubt about our ability to continue as a going concern in future reporting periods

As of September 30, 2020, the Company had cash and cash equivalents of $78.5 million, marketable securities of $321.4 million, and stockholders’ equity of $376.2 million. During the nine months ended September 30, 2020, the Company incurred a net loss of $93.5 million, generated cash of $24.4 million from its operating activities, and generated revenues of $2.5 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods. On January 13, 2020, the Company entered into the Astellas Collaboration Agreement. The Company received an upfront payment of $50.0 million in January 2020 under the agreement and is entitled to receive research funding of up to $7.5 million per year on a per collaboration target basis. Additional milestones are possible under the agreement, but these are dependent on the success of the development and commercialization of research and products.

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

We believe that our Total Liquidity, combined with the upfront payment and the proceeds from the public offerings of ADSs described above, will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into 2022. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

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

●	completing preclinical development and advancing our cell therapies to clinic;
●	delivering on the clinical development strategy for our cell therapies including the strategy associated with the aim to commercialize ADP-A2M4 in synovial sarcoma and in the future, other indications;
●	progressing our clinical trials and development activities within predicted timeframes and without any substantial delays, for example as may be caused by delays in patient recruitment, regulatory requirements to hold or suspend any clinical trials, delays from the COVID-19 outbreak or similar pandemics or delays in obtaining approvals required to conduct clinical trials;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) for our SPEAR T-cells and the NY-ESO SPEAR T-cell that translate into a differentiated product of value for patients;
●	obtaining data from clinical trials which are ongoing for SPEAR T-cells;
●	obtaining regulatory approvals and marketing authorizations for SPEAR T-cells for which we or our collaborator complete clinical trials;
●	developing sustainable and scalable manufacturing and supply processes for our cell therapies, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own commercial manufacturing and supply chain capabilities and infrastructure;
●	developing a reliable and commercially viable/cost effective commercial manufacturing process to enable commercial supply of our cell therapies;
●	launching and commercializing therapies for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;
●	obtaining market acceptance, pricing and reimbursement of our SPEAR T-cells and other cell therapies as viable treatment options;
●	addressing any competing technological and market developments;
●	identifying, assessing, acquiring and/or developing new cell therapies including new SPEAR T-cells;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
●	attracting, hiring and retaining qualified personnel.

Even if one or more of the SPEAR T-cells is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved SPEAR T-cell. Our expenses could increase beyond expectations if the FDA or any other regulatory agency requires changes to our manufacturing processes or assays, or for us to perform preclinical programs and clinical or other types of trials in addition to those that we currently anticipate, including where such additional requirements result from impacts caused by the COVID-19 outbreak. If we are successful in obtaining regulatory approvals to market one or more cell therapies, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the cell therapy, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not significant or not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales or supplies of such cell therapies, even if approved. If we are not able to generate revenue from the sale of any approved cell therapies, we may never become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our cell therapies.

Our operations have required substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the development of our cell therapies, including future clinical trials. If we receive approval for any of our SPEAR T-cells or other cell therapies, we will require significant additional amounts in order to launch and commercialize these therapeutic candidates.

As of September 30, 2020, we had $78.5 million of cash and cash equivalents and $321.4 million of marketable securities. We expect to use these funds to advance and accelerate the clinical development of our cell therapies, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our cell therapies, to advance additional cell therapies into preclinical testing and progress such cell therapies through to clinical trials, to enhance our capabilities to support commercialisation plans for ADP-A2M4 and to fund working capital, including for other general corporate purposes. Changing circumstances beyond our control, including changes to the scope and timing of the programs under the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement, delays caused by third party providers, delays to business operations caused by the COVID-19 outbreak or similar pandemic or data seen in any of our clinical trials may cause us to increase our spending significantly faster than we currently anticipate. We will require additional capital for the further development and commercialization of our cell therapies in accordance with currently planned operations.

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

Negative results in any clinical program may also impact our ability to obtain regulatory approval for other SPEAR T-cells or related cell therapies, either at all or within anticipated timeframes because, although the SPEAR T-cell may target a different cancer peptide, the underlying technology platform and other aspects of our clinical programs are the same or substantially similar for all of our SPEAR T-cells and cell therapies. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other cell therapies.

We may not be able to commercialize our cell therapies as broadly as planned or on the timescales we plan.

Our ability to commercialize is dependent on the clinical data from our clinical trials and the ability to obtain regulatory authority approval for the use of our cell therapy in any specific indication. Obtaining regulatory approval for a new cell therapy is inherently risky and can require additional documentation, evidence, data or a requirement for the development of further processes or assays before approval can be obtained. In addition although approval may be obtained in one country, there is no certainty that approval can be obtained in other countries based on the same data or documentation that has been filed. In addition, although we may believe that the clinical data support marketing authorisation in any particular indication, the regulatory authorities may disagree and additional clinical data may be required before we can obtain marketing authorisation. For example in our ADP-A2M4 trial in synovial sarcoma indications and MRCLS indications, it is not currently known whether we will be able to treat sufficient patients in both indications or obtain clinical data in both indications to support the filing of an application for regulatory approval or whether the clinical data seen in both indications will support the filing for regulatory approval in both indications.

Commercialization of our cell therapies requires the filing of an application for marketing authorisation and the development of processes and characterization of processes for manufacture that are satisfactory to regulatory authorities. Development and characterization of suitable processes and cell therapy products takes a large amount of resource and time and the regulatory authorities may not agree that any processes are satisfactory, either as part of any application for marketing authorisation or alternatively following an inspection of those processes and our facilities. For example, the potency of our cell therapies will need to be assessed by a potency assay and although we believe that our assay will be satisfactory to assess potency, the regulatory authorities may disagree. Development of additional assays or further charactersiation or validation of any part of our process or the assays used will delay our ability to obtain marketing authorisation and ultimately to commercialize any cell therapy. In addition, manufacture of a commercial cell therapy will require an increase in manufacturing capacity and it is not currently known whether this will be possible on the timescales currently planned for commercialization.

Our ability to commercialize is dependent on certain third parties, including third parties who supply raw materials or intermediate materials for our cell manufacturing processes. For example, our lentiviral vector which is used to manufacture our ADP-A2M4 cell therapy is manufactured by a third party and we are also using a third party to develop the companion diagnostic assay that will assess presence of the required target antigen in patients. In order to file the required regulatory information in support of our application for a marketing authorisation, information and development of a characterised process may be required by such third parties. These third parties may be unable to provide the information or develop and required processes or assays in accordance with the timescales we require and this may delay our ability to obtain marketing authorisation for our cell therapies. In addition commercialisation of our cell therapies will require approval for and access to a companion diagnostic. Development of a companion diagnostic can take some time and there is no certainty that development will be possible in the timelines we require, including as a result of the impact of the COVID-19 pandemic.

We may not be able to submit INDs, or the foreign equivalent outside of the U.S., to commence additional clinical trials for cell therapies on the timeframes we expect, and even if we are able to, the FDA or comparable foreign regulatory authorities may not permit us to proceed with planned clinical trials.

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

There is no guarantee that the FDA, or any other regulatory authority, will approve any IND (or equivalent application) for any of our future cell therapies, or for new indications for our SPEAR T-cells already in clinical trials, or that amendments to existing protocols will not be required (including as a result of the COVID-19 outbreak). For example, we amended the protocols for all of our pending and on-going ADP-A2M4 and ADP-A2M10 clinical trials in response to reported serious adverse events of prolonged serious pancytopenia in our clinical trials for ADP-A2M4 and ADP-A2M10 in two patients treated with the highest lymphodepletion regimen. Updates and changes to clinical trial documentation (such as protocols, Investigators Brochure, informed consent forms) may be required for ADP-A2M4CD8 given a further event of pancytopenia has been reported and evaluation of that further event remains ongoing. Such amendments and updates may delay our clinical trials, may require changes or resubmission of our INDs, or may result or be related to a halt in our planned or contemplated clinical trials.

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

There is a significant risk at each stage of any clinical program that serious adverse events or low efficacy, as well as less favorable benefit:risk profiles, will prevent any SPEAR T-cell program from proceeding further or will result in those programs being suspended or placed on hold (whether voluntarily or as a result of a regulatory authority requirement). For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Should this be the case, patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death. The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. The treatment regimen used in our protocols, in particular the use of chemotherapy, also carries an inherent risk of cytopenia, where blood cell levels reduce to lower than normal. If blood cell levels do not recover sufficiently the patient may suffer serious adverse events, which may even be life threatening. Serious adverse events seen with other immunotherapy products, such as the severe cytokine release syndrome (“CRS”) and neurotoxicity events observed with CD19-directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment. Symptoms in any given subject would be dependent on the location and other characteristics of their tumor. For example, subjects with lung tumors may experience dyspnea. Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses. These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe, potentially life-threatening and require medical intervention.

Summary information on adverse events seen in relation to each of our cell therapies are provided below as of particular dates. We have not seen any significant changes in the type of adverse events observed since those previously communicated in our Annual Report.

Summary information on adverse events seen in relation to each of our cell therapies are provided below as of particular dates.

As of July 6, 2020, for ADP-A2AFP:

●	The adverse events occurring in >10% of patients treated with ADP-A2AFP and considered by investigators to be at least possibly related to ADP-A2AFP include neutropenia/neutrophil count decreased, leukopenia/white blood cell count decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, hypoalbuminemia, febrile neutropenia, neutropenia/neutrophil count decreased, pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, diarrhea, vomiting, CRS, hyperkalemia, hypokalemia, lethargy, cognitive disorder, hypotension, infusion related reaction, pain in extremity, fatigue and muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include CRS, infusion related reaction, neutropenia/neutrophil count decreased, bile duct obstruction and abdominal pain.

As of August 3, 2020, for ADP-A2M4 pilot trial:

●	The adverse events occurring in >10% of patients treated with ADP-A2M4 and considered by investigators to be at least possibly related to ADP-A2M4 include neutropenia/neutrophil count decreased, thrombocytopenia/platelet count decreased, lymphopenia/lymphocyte count decreased, anemia/red blood cells decreased, CRS, fatigue, pyrexia, decreased appetite, rash, dyspnoea, sinus tachycardia/tachycardia, hypophosphatemia, headache, nausea, chills, diarrhoea, hypotension and tumor pain.
●	Serious adverse events reported with ADP-A2M4 in two or more patients whether considered related to the SPEAR T-cells or not include CRS, pneumonia, sepsis, pyrexia, pancytopenia, atrial fibrillation, neurotoxicity, thrombocytopenia/platelet count decreased, and pleural effusion. Two patients have had treatment related fatal SAE reports - one patient experienced prolonged pancytopenia/aplastic anemia and the other experienced a cerebrovascular accident (stroke).

As of June 25, 2020, for ADP-A2M10:

●	The adverse events occurring in >10% of patients treated with ADP-A2M10 and considered by investigators to be at least possibly related to ADP-A2M10 include leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, pyrexia, CRS, peripheral edema, sinus tachycardia/tachycardia, anemia/red blood cells decreased, and rash. Serious adverse events reported with ADP-A2M10 in two or more patients, whether considered related to the SPEAR T-cells or not, include, CRS, neutropenia/neutrophil count decreased and acute kidney injury. One patient had a treatment-related fatal SAE of prolonged pancytopenia with aplastic anemia following treatment with a second infusion of ADP-A2M10.

As of October 1, 2020, for ADP-A2M4CD8:

●	The adverse events occurring in one or more patients and considered by investigators to be at least possibly related to ADP-A2M4CD8 include lymphopenia/lymphocyte count decreased, neutropenia/neutrophil count decreased, CRS, fatigue, decreased appetite, hypocalcaemia, hypomagnesaemia, weight decreased, acute kidney injury, hypoxia, neurotoxicity, pleural effusion, pruritus, pustule, pyrexia and vomiting. There has been one reported SAE: one subject experienced Grade 1 CRS, considered probably related to ADP-A2M4CD8.

In addition, following the October 1, 2020 data cut-off date, the same patient experienced Grade 3 pancytopenia, considered by the investigator as possibly related to treatment with ADP-A2M4CD8, fludarabine and cyclophosphamide. There is another patient who experienced Grade 2 CRS and Grade 2 immune effector cell-associated neurotoxicity syndrome (ICANS). Both events were considered probably related to treatment by the investigator. Both cases have been reported to the FDA and EMA.

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

If we or our collaborators, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with any SPEAR T-cells, or are unable to obtain regulatory approval or experience delays in either development or obtaining regulatory approval (including as a result of the impact of the COVID-19 pandemic), we may be unable to identify patients with the specific profile targeted by the relevant cell therapy for enrollment in our clinical trials. In addition, delay in development and approval of any companion diagnostic (including as a result of the impact of the COVID-19 pandemic) may also impact our ability to obtain a marketing approval for the therapeutic product and to commercialize the therapeutic product. For example, delays in the development of a companion diagnostic for detection of the MAGE-A4 antigen in synovial sarcoma and MRCLS indications may result in delays to any marketing approval for ADP-A2M4 in those indications. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability or our collaborators’ ability to conduct further clinical trials or obtain regulatory approval.

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

Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture (including as a result of the impact of the COVID-19 pandemic) can result from:

●	a failure in the manufacturing process itself for example by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	a lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (such as the FDA in the U.S.) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;
●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example as a result of an import or export hold-up) or supplier error;
●	inability to obtain manufacturing slots from third party contract manufacturers or to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure starting materials or to manufacture starting materials (including at our U.K. vector facility), for example vector required for SPEAR T-cell manufacture including as a result of the COVID-19 outbreak;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing cell therapies at our Navy Yard manufacturing facility. Should there be a contamination event at the facility

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
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started;
●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture;
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs;
●	allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs, for example to utilize such assets on the research, development and manufacture of COVID-19 vaccines or therapies; and
●	reduction in available workforce to perform manufacturing processes, for example as a result of a COVID-19 outbreak or workforce exhibiting potential COVID-19 symptoms, and pending receipt of test results for COVID-19 infection.

The requirements for manufacture and supply of cell therapies for clinical trials in Europe have additional complexities. Where manufacture occurs in the United States, there is a need to transfer patient specific apheresis material from clinical sites in Europe to the manufacturer in the United States, for the patient product to be converted into our end cell therapy product, for that product to be released for use in Europe and then for that cell therapy product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point. Any inability to set up acceptable manufacturing and supply chains to enable treatment of patients in Europe could result in a delay to those trials starting in Europe or could result in a delay in patient treatment, requirement to re-apherese a patient or a requirement to re-manufacture patient material.

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

Manufacture of a commercially available cell therapy will require an increase in manufacturing capacity and it is not currently known whether this will be possible within the timescales planned for commercialization.

Subject to the successful conclusion of the SPEARHEAD-1 study, which we aim to fully enroll during the first half of 2021, and approval of a Biologics License Application by the FDA, we plan to commercially launch ADP-A2M4 in 2022. Manufacture of a commercial cell therapy will require an increase in manufacturing capacity and further development of processes for manufacture and supply to support commercialization. Such increase in manufacturing and development will require significant additional resources and may take considerable time, costs and effort to facilitate.

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

Where any of our cell therapies has undesirable side effects, regulatory approval for such therapeutic may be delayed or suspended, or alternatively may be restricted to particular disease indications or states that are more limited than desirable. This could result in the failure of products reaching the market or a reduction in the patient population for which any cell therapy can be used.

Summary information on adverse events seen in relation to each of our cell therapies are provided below as of particular dates.

As of July 6, 2020, for ADP-A2AFP:

●	The adverse events occurring in >10% of patients treated with ADP-A2AFP and considered by investigators to be at least possibly related to ADP-A2AFP include neutropenia/neutrophil count decreased, leukopenia/white blood cell count decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, hypoalbuminemia, febrile neutropenia, neutropenia/neutrophil count decreased, pyrexia, increase in alanine aminotransferase, increase in aspartate aminotransferase, increase in alkaline phosphatase, diarrhea, vomiting, CRS, hyperkalemia, hypokalemia, lethargy, cognitive disorder, hypotension, infusion related reaction, pain in extremity, fatigue and muscular weakness. Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include CRS, infusion related reaction, neutropenia/neutrophil count decreased, bile duct obstruction and abdominal pain.

As of August 3, 2020, for ADP-A2M4 pilot trial:

●	The adverse events occurring in >10% of patients treated with ADP-A2M4 and considered by investigators to be at least possibly related to ADP-A2M4 include neutropenia/neutrophil count decreased, thrombocytopenia/platelet count decreased, lymphopenia/lymphocyte count decreased, anemia/red blood cells decreased, CRS, fatigue, pyrexia, decreased appetite, rash, dyspnoea, sinus tachycardia/tachycardia, hypophosphatemia, headache, nausea, chills, diarrhoea, hypotension and tumor pain.
●	Serious adverse events reported with ADP-A2M4 in two or more patients whether considered related to the SPEAR T-cells or not include CRS, pneumonia, sepsis, pyrexia, pancytopenia, atrial fibrillation, neurotoxicity, thrombocytopenia/platelet count decreased, and pleural effusion. Two patients have had treatment related fatal SAE reports - one patient experienced prolonged pancytopenia/aplastic anemia and the other experienced a cerebrovascular accident (stroke).

As of June 25, 2020, for ADP-A2M10:

●	The adverse events occurring in >10% of patients treated with ADP-A2M10 and considered by investigators to be at least possibly related to ADP-A2M10 include leukopenia/white blood cells decreased, lymphopenia/lymphocyte count decreased, thrombocytopenia/platelet count decreased, pyrexia, CRS, peripheral edema, sinus tachycardia/tachycardia, anemia/red blood cells decreased, and rash. Serious adverse events reported with ADP-A2M10 in two or more patients, whether considered related to the SPEAR T-cells or not, include, CRS, neutropenia/neutrophil count decreased and acute kidney injury. One patient had a treatment-related fatal SAE of prolonged pancytopenia with aplastic anemia following treatment with a second infusion of ADP-A2M10.

As of October 1, 2020, for ADP-A2M4CD8:

●	The adverse events occurring in one or more patients and considered by investigators to be at least possibly related to ADP-A2M4CD8 include lymphopenia/lymphocyte count decreased, neutropenia/neutrophil count decreased, CRS, fatigue, decreased appetite, hypocalcaemia, hypomagnesaemia, weight decreased, acute kidney injury, hypoxia, neurotoxicity, pleural effusion, pruritus, pustule, pyrexia and vomiting. There has been one reported SAE: one subject experienced Grade 1 CRS, considered probably related to ADP-A2M4CD8.

In addition, following the October 1, 2020 data cut-off date, the same patient experienced Grade 3 pancytopenia, considered by the investigator as possibly related to treatment with ADP-A2M4CD8, fludarabine and cyclophosphamide. There is another patient who experienced Grade 2 CRS and Grade 2 immune effector cell-associated neurotoxicity syndrome (ICANS). Both events were considered probably related to treatment by the investigator. Both cases have been reported to the FDA and EMA.

Any unacceptable toxicities arising in ongoing clinical programs could result in delay, suspension or termination of those clinical programs. The more SAEs that are reported the greater the risk of delay, suspension of termination of clinical programs, even where the SAEs are unrelated to each other or to our cell therapies. For example, we have seen multiple events of pancytopenia across our trials and further SAEs of a similar nature could result in regulatory authorities imposing a hold on one or more clinical programs whilst the events are investigated further. Any delay, suspension or termination may affect other SPEAR T-cells and thereby impact our ability to recognize any product revenues. Any side effects may also result in the need to perform additional trials, which will delay regulatory approval for such cell therapies, if at all, and require additional resources and financial investment to bring the relevant cell therapy to market.

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

Risks Related to the Commercialization of Our Cell Therapies

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

We may also be forced to defend our intellectual property rights in opposition proceedings in front of patent offices in order to obtain or continue to hold granted patent rights. Our inability to successfully defend our patents and patent applications in opposition proceedings may result in a reduction in the scope of protection offered by such patents or patent applications or alternatively the patents or patent applications may be revoked.

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

As of September 30, 2020, we had 420 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We may also be unable to support use of our own manufacturing facility together with third party suppliers and become the sole supply for our cell therapies. Any inability to supply cell therapies at the required levels and to the required specifications, will result in delays to clinical trials and may result in holds being applied to such clinical trials.

We expect to face intense competition, which may be from companies with greater resources and experience than we have.

The pharmaceutical industry, and the immuno-oncology industry specifically, is highly competitive and subject to rapid developments in treatment options. Competitors include large global pharmaceutical companies, biotechnology companies, speciality immune-therapy companies and universities and research organisations, whether alone or in collaboration with other entities. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and may also be able to progress clinical candidates through clinical studies quicker than we are able to. Mergers and acquisitions within the pharmaceutical and biotechnology industry can also result in resources being concentrated within our competitors. Our competitors may also have better developed commercialization capabilities and already established sales forces and manufacturing capability.

Within in any particular cancer indication we may face competition from other cell therapy companies, from personalized medicine approaches, from other modalities of treatment, alternative drug products or therapies or from pre-existing treatment regimens used to treat patients with that cancer indication.

●	Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. This may prevent us from being able to obtain marketing approval for our products or restrict the number of patients which may be able to benefit from our products.
●	Our competitors may develop compounds or drugs in any indication which change the standard of care for patients and which may change the need for or type of treatment with our cell therapy.
●	Our competitors may directly compete for patients within our clinical trials which may impact our ability to recruit patients and obtain data from our clinical trials.
●	Our competitors may obtain marketing authorisation ahead of us in similar indications which may result in inability for us to obtain marketing authorisation or a requirement to show an increase in benefit to patients or may result in reluctance from physicians to switch from a competitor product to our cell therapies.
●	Our competitors may develop manufacturing processes or delivery mechanisms which significantly reduce the cost of cell therapy products or alternatively make patient administration easier, reducing the commercialization potential for our cell therapy products or the amount of pricing reimbursement we can obtain from our cell therapy products.
●	Following marketing of any of our products, the availability and price of any competitor’s products could limit the demand and price we are able to charge for our product candidates and the number of patients able to benefit from our products.
●	Our competitors could also develop enhanced versions or next generation versions of our cell therapies which directly compete with our cell therapies and potentially show enhanced benefit over our cell therapies.
●	Our competitors may obtain patents which prevent us from further developing our cell therapies or from developing cell therapies which continue to be competitive.

In particular there are several companies which are actively developing cell therapies both in relation to haematological indications and solid tumour indications including TCR T-cells which could directly compete with our SPEAR T-cells. Companies are also developing allogeneic or “off-the-shelf” immunotherapy products including stem-cell derived products, HLA-matched products, healthy-donor derived products and use of cells with no or limited HLA type (for example GammaDelta T-cell, or NK cells) which could significantly reduce both the cost of manufacture of cell therapies and time to treat patients and as a result negatively impact the availability and price for our own product candidates.

For further additional information on our competitors, please see “Item 1. Competition” in our Annual Report.

The United Kingdom’s withdrawal from the European Union could lead to increased market volatility, which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

The United Kingdom formally exited the European Union, commonly referred to as Brexit, on January 31, 2020. Under the terms of its departure, the United Kingdom will enter a transition period during which it will continue to follow all European Union rules and the trading relationship will remain the same. The transition period is scheduled to end on December 31, 2020. The long-term effects of Brexit will depend on the agreements and arrangements the United Kingdom negotiates with the European Union including whether and to what extent it will retain access to the European Union markets following the transition period. There will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe as these negotiations continue to unfold. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. Depending on the final terms of the agreements and arrangements negotiated with the European Union, we may also face new regulatory costs and challenges that could have a material adverse effect on our operations, including the potential for a delay in our clinical progress and approvals in Europe. In particular, we could be subject to increased regulatory requirements in relation to the procurement, supply and transport of our end products, apheresis product used to manufacture end product and samples taken during clinical trials. There may be increased requirements for additional resources, procedures or licenses to facilitate the performance of our clinical trial protocols for example in relation to the release of our cell therapies, which are manufactured outside of the European Union, for use within the European Union. Further, we may need to appoint third parties to perform certain activities on our behalf, for example a data protection representative under the General Data Protection Regulation (GDPR) and/or we may need to establish alternative vehicles to hold EU authorisations, such as our orphan drug designation for ADP-A2M4 in synovial sarcoma. Given the uncertainty created by Brexit, we may find it more difficult to recruit and retain staff from the European Union and certain staff may choose to seek employment in other European Union countries rather than remain in the United Kingdom.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. In addition, we have registered an aggregate of 151,248,915 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of September 30, 2020, an aggregate of 51,747,595 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and nine months ended September 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: November 5, 2020	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: November 5, 2020	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer