Form 10-K
period 2020-12-31
Adaptimmune Therapeutics PLC
filed 2021-02-25
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37368

ADAPTIMMUNE THERAPEUTICS PLC

(Exact name of Registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Jubilee Avenue, Milton Park
Abingdon, Oxfordshire OX14 4RX
United Kingdom	(44) 1235 430000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing 6 Ordinary Shares, par value £0.001 per share	ADAP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes ◻ No

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

Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,359,787,192.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 24, 2021 the number of outstanding ordinary shares, par value £0.001 per share, of the Registrant is 930,827,670.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

GENERAL INFORMATION

In this Annual Report on Form 10-K (“Annual Report”), “Adaptimmune,” the “Group,” the “Company,” “we,” “us” and “our” refer to Adaptimmune Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires. “Adaptimmune” and “SPEAR” are registered trademarks of Adaptimmune.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources.

Item 1.   Business

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors and have seen responses in six different types of solid tumors in clinical trials.

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include Specific Peptide Enhanced Affinity Receptor (“SPEAR” T-cells), which use genetically engineered T-cell receptors; next generation T-cell Infiltrating Lymphocytes (“TiLs”) where a patient’s own T-cells are co-administered with our next generation technology, and HLA-independent TCRs (“HiTs”) where surface proteins are targeted independently of the peptide-HLA complex.

We have clinical trials ongoing with three wholly-owned SPEAR T-cell therapies:

●	SPEARHEAD-1 Phase 2 Trial with ADP-A2M4: A registration directed Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Subject to the successful conclusion of the SPEARHEAD-1 trial during the first half of 2021 and approval of a Biologics License Application by the FDA we plan to commercially launch ADP-A2M4 in 2022 in the United States (“U.S.”) for treatment of synovial sarcoma.

●	SPEARHEAD-2 Phase 2 Trial with ADP-A2M4: A Phase 2 trial combining ADP-A2M4 with pembrolizumab in patients with head and neck cancer expressing the MAGE-A4 antigen is underway at clinical sites in the U.S.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cells, ADP-A2M4CD8, focusing on treatment of patients with lung, gastroesophageal, head and neck and bladder cancers in which the MAGE-A4 antigen is expressed. Based on the responses seen in the Phase 1 clinical trial using ADP-A2M4 and initial responses seen in the SURPASS trial, we are planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric junction (“EGJ”) cancers in mid-2021.

●	ADP-A2AFP Phase 1 Trial: We continue treating patients in our Phase 1, open-label, dose-escalation trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen.

●	ADP-A2M4 Phase 1 Trial – Radiation Sub-study: Our Phase 1 clinical trial of ADP-A2M4 in urothelial, melanoma, head and neck, ovarian, non-small cell lung, esophageal and gastric, synovial sarcoma and MRCLS cancers has now completed enrollment. A radiation sub-study of this trial continues to enroll patients and is assessing whether low-dose radiation enhances T-cell tumor trafficking and responses.

We have an active preclinical pipeline of cell therapy candidates with the aim of delivering five new cell therapies to the clinic in the next five years. The pipeline includes new autologous SPEAR T-cells, SPEAR T-cells addressing alternative HLA-types, next generation SPEAR T-cells, next-generation TILs and HiTs. These are being developed internally and in collaboration with third parties including Alpine Immune Sciences (“Alpine”), the National Center for Cancer Immune Therapy in Denmark (“CCIT”) and Noile-Immune Biotech Inc. (“Noile-Immune”). These approaches enable us to further enhance and extend the reach of our cell therapies and increase the number of patients we can potentially treat.

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform. The platform is applicable to all of our cell therapies and we plan to bring two allogeneic programs to the clinic within the next five years, one for SPEAR T-cells targeting MAGE-A4 and one for HiTs targeting mesothelin, the latter in collaboration with Astellas.

We have a strategic collaboration program ongoing with Astellas (through its wholly owned subsidiary Universal Cells) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets and utilizing our allogeneic platform for “off-the-shelf” cell therapies. The first target subject to the collaboration is the mesothelin target to which a HiT cell therapy is being developed. We also have a number of development and research collaborations including our collaboration with GSK for the development, manufacture and commercialization of TCR therapeutic candidates for up to five programs, a clinical and pre-clinical alliance agreement with MD Anderson Cancer Center and research collaborations with Alpine, Noile-Immune and CCIT.

We are an integrated cell therapy company with our own manufacturing facility in the U.S. and dedicated lentiviral vector manufacturing in the United Kingdom (“U.K.”). This enables us to continue improving the patient experience associated with our cell therapies including the ability to rapidly introduce improvements to the manufacturing process and patient supply chain.

Business Strategy

Building on our leadership position with T-cell therapies in solid tumor indications, our strategic objective is to be a world leader in designing and delivering cell therapies that transform the lives of people with cancer. In order to achieve our objectives, our five-year core value drivers are as follows:

Progressing two cell therapies toward commercialization. We are planning to file a Biologics License Application (“BLA”) with the FDA during 2022 for ADP-A2M4 for the treatment of patients with synovial sarcoma. Planning for filing of the BLA is underway and preparation for commercialization in anticipation of authorization is in progress. We are also initiating a second Phase 2 clinical trial (“SURPASS-2”) with ADP-A2M4CD8 in esophageal and EGJ cancers and are aiming to obtain clinical data from the Phase 2 trial during 2021 and 2022. Depending on the clinical data obtained we plan to file a BLA following conclusion of that clinical trial.

Progressing two cell therapies into later clinical phase. Depending on data from ongoing clinical trials, we plan to rapidly progress clinical candidates through clinical trials and towards BLA filing. For example, our ADP-A2M4CD8 therapy is in a Phase 1 clinical trial (SURPASS) focusing on MAGE-A4 positive patients in lung, head and neck, bladder and gastroesophageal indications. Depending on the data obtained additional indications may be identified for ADP-A2M4CD8 to be progressed into later phase trials and, depending on data, ultimately to a BLA filing. We also have an ongoing Phase 1 trial with our ADP-A2AFP cell therapy and we aim to progress quickly into further clinical trials once the Phase 1 trial has concluded or we have sufficient data to take a decision on the next steps for ADP-A2AFP.

Progress five new autologous cell therapies into the clinic within five years. We continue to progress our pipeline of cell therapy candidates including HiT cell therapy candidates, new SPEAR T-cells and next generation TILs. We aim to progress these candidates through our pre-clinical pipeline quickly and start Phase 1 clinical trials once preclinical work is complete. For example, we are planning to start a next-generation TIL trial in collaboration with CCIT.

Continuing to develop off-the-shelf cell immunotherapies and progress two cell therapies to the clinic within five years. We continue to develop our off-the-shelf platform, which is broadly applicable to cell therapies, both internally and in collaboration with our partner Astellas. We have two allogeneic products in preclinical development. The first allogeneic product includes a SPEAR T-cell targeting MAGE-A4 and the second allogeneic product includes a HiT targeting mesothelin and is partnered with Astellas.

Continuing to improve our manufacturing and patient supply processes to optimize how we deliver our cell therapies to patients. Our integrated cell therapy capabilities enable us to continually enhance our cell and vector manufacturing and supply processes which we believe will ultimately enable us to treat patients quicker, at less cost and more effectively.

Expanding our intellectual property portfolio. We continue to build and develop our technology platform, comprising intellectual property, proprietary methods and know-how in the field of cell therapies. These assets form the foundation for our ability to strengthen our product pipeline and defend and expand our position as a leader in cell therapy.

Our Cell Therapies for Cancer

The Immune System and T-cells

The immune system plays an important role in targeting and destroying cancer cells. Specifically, T-cells, which are a type of white blood cell, and their receptors create a natural system that is designed to scan the body for diseased cells. In general, cells process proteins internally and then convert these proteins into peptide fragments which are then presented on the cell surface by a protein complex called the Human Leukocyte Antigen (“HLA”). T-cells naturally scan all other cells in the body for the presence of abnormal peptide fragments, such as those generated from infectious agents. Recognition of this peptide-HLA complex takes place through the T-cell receptor or TCR expressed on the T-cells. However, binding of naturally occurring TCRs to cancer targets tends to be very poor because cancer proteins appear very similar to naturally occurring proteins on healthy cells.

Cancer Target Identification and Validation

Before developing any engineered T-cell therapy, it is important to identify and validate a suitable target cancer peptide or protein. The target must be expressed only on the cancer cells of interest and with expression in normal non-cancerous tissue only where a risk to the patient would be deemed acceptable. Careful validation and identification of targets is important to ensure that any engineered cell therapy is specific to the targeted cancer and does not bind to the same target on non-cancer cells, or that the receptor in the cell therapy does not recognize a similar peptide or protein derived in normal cells. Our target identification and validation platform is focused on three approaches. First, we identify and validate peptide-HLA targets for cancer testis antigens for the most prevalent HLA-type, for example, the HLA A2 peptide for the MAGE-A4 antigen. Second, we identify and validate similar peptides for non-cancer testis antigens which are closely related to a specific disease indication, for example, the AFP antigen. Finally, we identify and validate surface HLA peptides for these existing intracellular targets in the context of different HLA types as well as other extracellular cell surface targets for HLA-independent or HiT constructs ensuring that we can address a broader patient population either across multiple HLA types across our existing therapeutic candidates or cell surface targets, such as mesothelin, without HLA restriction, respectively.

Cell Therapies

We have developed a range of cell therapies all of which utilize the interaction between a T-cell and its TCR’s and a peptide or protein. For all of our autologous cell therapies patient T-cells are extracted and are then engineered to generate the end cell therapy whether this is through engineering of the TCR itself or through the addition of another agent which enhances the efficacy of the TCR or T-cell. The nature of the engineering impacts the type of cell therapy product generated. The engineered T-cells are then expanded and infused back into the patient. When these T-cells encounter a recognized peptide or protein within the patient’s body, they multiply and initiate the destruction of the targeted cancer cells.

Our SPEAR T-cells

Following identification of a suitable target peptide, we identify TCRs that are capable of binding to that target peptide or protein. We then engineer and optimize those identified receptors to enhance their ability to recognize and bind to the cancer targets, thereby enabling a highly targeted immunotherapy which complements a patient’s immune system. The optimized TCR for the cell therapy then undergoes extensive preclinical safety testing prior to administration to patients. A lentiviral vector is used to transfer the engineered TCR into the patient’s T-cells if that patient has the relevant target and HLA type for our TCR cell therapy. The optimized cell therapy then undergoes extensive preclinical safety testing prior to administration to patients. Our SPEAR T-cell platform technology enables us to develop a pipeline of targets and TCR therapeutic candidates that we believe may be effective in a variety of cancer types that are unresponsive to currently available and experimental therapies. We have three wholly owned SPEAR T-cells currently in clinical trials (ADP-A2M4CD8, ADP-A2M4 and ADP-A2AFP) and a pipeline of SPEAR T-cells and other cell therapies in development, including SPEAR T-cells directed to peptides expressed in the context of different HLA-types.

Our HiT Cell Therapies

Naturally occurring TCRs recognize peptides that are presented on the cell surface by a protein complex called the Human Leukocyte Antigen, or HLA. Patient treatment with our SPEAR T-cells requires patients to express a particular HLA-type. We have now developed a TCR platform capable of producing TCRs able to recognize targets expressed on the surface of cancer cells independently of HLA-type. The TCR is engineered to recognize and bind to a cell surface protein. The HiT platform enables us to identify suitable targets and to then generate engineered HiTs which can bind and interact with those targets. These HLA-independent TCRs or HiTs use the same immune system processes as naturally occurring TCRs.

Our Next Generation TIL Therapies

Tumor Infiltrating Lymphocyte or TIL therapy utilizes TILs taken from a patient’s tumor. A section of the tumor is excised, the TILs are isolated and then those TILs which bind to tumor antigens are cultured and then ’supercharged’. With our next generation approach, those expanded TILs will be further engineered to co-express one of our next generation technologies, following which they will be infused back into the patient. The first next generation TIL is being developed in collaboration with CCIT, in Denmark and will combine CCIT’s TIL process with our next generation IL-7 product to generate TIL-IL7 cell therapies.

Our Clinical Product Pipeline

Our current clinical pipeline is summarized in the diagram below.

* Bladder, Melanoma, Head & Neck, Ovarian, Non-small cell lung cancer (NSCLC), Esophageal, Gastric, Synovial sarcoma, MRCLS

** Site specific protocol amendment with MD Anderson Cancer Center

***Planned for synovial sarcoma

MRCLS: myxoid/round cell liposarcoma; EGJ: esophagogastric junction cancers

We have clinical trials ongoing with three wholly owned SPEAR T-cell therapies: ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP.

●	SPEARHEAD-1 Phase 2 Trial with ADP-A2M4: A Phase 2 clinical trial is underway in synovial sarcoma and MRCLS indications. Subject to the successful conclusion of the SPEARHEAD-1 trial, where we aim to complete dosing during the first half of 2021, and approval of a Biologics License Application by the FDA, we plan to commercially launch ADP-A2M4 for the treatment of synovial sarcoma in the U.S. in 2022. Clinical data was presented at the Connective Tissue Oncology Society (“CTOS”) in November 2020 from the ADP-A2M4 Phase 1 trial. An overall response rate of 44% and disease control rate of 94% in patients with synovial sarcoma was presented. A summary of the data presented is illustrated below.

PR (blue): partial response; SD (grey): stable disease; PD (red): progressive disease, Reponses evaluated by RECIST v1.1

Orphan Drug designation for ADP-A2M4 for the treatment of soft tissue sarcomas has been granted in the European Union (“EU”) and U.S. together with Regenerative Medicine Advanced Therapy (“RMAT”) designation in the U.S. for the treatment of synovial sarcoma and access to the Priority Medicines (“PRIME”) Regulatory Support initiative by the European Medicines Agency (“EMA”) for ADP-A2M4 for the treatment of synovial sarcoma.

●	SPEARHEAD-2 Phase 2 Trial with ADP-A2M4: A Phase 2 trial combining ADP-A2M4 with pembrolizumab in ten patients with head and neck cancer is underway at clinical sites in the U.S.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8 and patients are now being treated in the expansion phase of the trial. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as ADP-A2M4, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. Data from the trial was presented at the Society for Immunotherapy of Cancer (“SITC”) conference in November 2020 and a summary of these data is shown below:

Data represent percent changes from Baseline in sum of diameters in target lesions through progression or prior to surgical resection;

Sum of diameters = sum of the long diameters for non-nodal lesions and short axis for nodal lesions; Reponses evaluated by RECIST v1.1

●	SURPASS-2, Phase 2 Trial with ADP-A2M4CD8: Based on the responses seen in the SURPASS Phase 1 clinical trial and in the ADP-A2M4 Phase 1 Trial, we are currently planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal cancers (including esophagogastric junction cancer) in mid-2021.

●	ADP-A2AFP Phase 1 Trial: We continue dosing patients in our Phase 1, open-label, dose-escalation trial designed to evaluate the safety and anti-tumor activity of ADP-A2AFP for the treatment of HCC. Data from the trial was reported at the International Liver Congress in August 2020 and this data is summarized below. Overall, four patients have been treated with approximately five billion or more transduced cells (three in Cohort 3 and one in the expansion phase). One patient was reported to have had a complete response, one patient had SD, and two patients were reported to have had progressive disease. Five patients were previously treated in the first two dose cohorts with doses of 100 million and 1 billion transduced cells, respectively, and all patients had best responses of stable disease (“SD”). A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen. The first patient treated in that cohort was assessed by the investigator to have progressive disease.

Scans from the patient that exhibited a complete response are shown below prior to treatment (“baseline”) and after treatment with ADP-A2AFP at week 8.

●	ADP-A2M4 Pilot Trial: Our Phase 1 clinical trial of ADP-A2M4 in urothelial, melanoma, head and neck, ovarian, non-small cell lung, esophageal and gastric, synovial sarcoma and MRCLS cancers has now completed enrollment. A data update on the trial was presented at ASCO on May 29, 2020. Clinical responses and promising durability was reported in patients with synovial sarcoma, with a 50% response rate (eight partial responses in 16 patients treated) reported, including an unconfirmed partial response (44% response rate without inclusion of unconfirmed partial response). Beyond synovial sarcoma, responses were reported in head and neck cancer (one confirmed partial response in three patients treated) and lung cancer (one confirmed partial response in two patients treated), with evidence of anti-tumor activity in ovarian cancer and bladder cancer. A summary of these responses is illustrated below:

*Cohort 3 and Expansion; PR, partial response; SD, stable disease; PD, progressive disease as evaluated by RECIST v1.1

A radiation sub-study under the Phase 1 clinical trial also continues to enroll patients and a partial response in rectal mucosal melanoma was reported in the first patient treated.

Preclinical Candidate Pipeline

We believe we have a strong pipeline of cell therapy candidates in development and we aim to deliver five products to the clinic within five years. Our current pipeline is illustrated below:

Our aim with our development programs is to utilize the insights we obtain from our clinical trials and translational sciences work to drive towards:

●	A cure for cancer: Our next generation cell therapies including ADP-A2AFPCD8 (a next generation SPEAR T-cell product targeting AFP), multiple next generation products targeting MAGE-A4, and the TIL-IL7 we are developing with CCIT in Denmark which are designed with the aim of improving efficacy of existing products and approaches. We have developed these approaches in house and in combination with our partners, for example, with Noile-Immune Biotech and Alpine Immune Sciences. To the extent these next generation products do improve efficacy they will lead us closer to our goal of curing cancer.
●	Mainstream therapy: Increasing the scope of our cell therapies and ability to treat an increasing number of patients is important. We are developing TCR-products to alternative HLA types which increases the number of potentially treatable patients. We are also developing HiTs which, again, increase the number of potentially treatable patients by removing the requirement for a specific HLA type.

Allogeneic iPSC Platform

We continue to develop our allogeneic platform which can be used to generate ‘off-the-shelf’ cell therapies that are universally applicable to all eligible patients by developing gene-edited inducible pluripotent stem cells (iPSC) differentiated to T-cells by our in-house proprietary process. These “off-the shelf” cells are being developed to overcome the current limitation of autologous therapies that need to be manufactured specifically for each patient and donor-derived T-cells which may need repeated infusions. The enhanced T-cell technology being developed involves selective engineering for the removal of potentially immunogenic cell surface proteins (for example, HLA molecules) and the addition of our TCRs, without the use of nucleases, to develop these T-cell products. If successful, this will enable us to treat our patients with an off-the-shelf or on demand cell therapy product without the need to acquire a patient’s own cells. We have two preclinical programs ongoing, one for the development of an allogeneic SPEAR T-cell product directed to the MAGE-A4 target and using the same TCR as ADP-A2M4 and the second program for development of an allogeneic HiT targeting the mesothelin protein in partnership with Astellas.

Integrated Cell Therapy Company

We are committed to building an integrated cell therapy company with a broad range of capabilities which enable the research and development of cell therapies, the translational analyses of clinical responses, control of the manufacturing and supply chain and, in the future, commercialization. The ability to take learnings from every stage of the process and feed these learnings back into further research and development enables decisions to be taken at the appropriate time and improvements and enhancements to processes and products to be made effectively and in a timely manner.

We have our own cell therapy manufacturing facility at the Navy Yard in Philadelphia, Pennsylvania which is capable of manufacturing all of our autologous cell therapies currently in the clinic. The Navy Yard facility is increasing its manufacturing capacity to support anticipated commercialization of ADP-A2M4 in synovial sarcoma. We also have our own dedicated vector manufacturing capability in the United Kingdom, within the Catapult Cell and Gene Therapy Manufacturing Centre in Stevenage, which is now able to produce lentiviral vector for our clinical trials using a suspension process developed by the Company.

Control of our own end-to-end manufacturing processes (including vector, T-cell and analytical quality control testing) enables us to improve and further develop these processes for manufacture of our cell therapies. The ability to manufacture in-house provides security of vector supply at a lower cost than using a third-party provider. In addition, the ability to continually evaluate and optimize processes enables ongoing reduction in the times taken to treat our patients and the overall cost of goods applicable to manufacture and supply of our cell therapies.

COVID-19 and Our Business

During the COVID-19 pandemic we have continued to focus on ensuring the safety or our work force whilst continuing the work we do to make our therapies available to people with cancer. Our facilities in the U.S. and U.K. remain open to support critical manufacturing and scientific activities. We are working with our employees to ensure that they follow guidelines set out by the U.K. and U.S. governments, as well as regional guidance including requirements for social distancing and mask wearing. In addition to safe working practices, we have invested in PPE and installed screens and other physical measures to enhance the COVID safety of our facilities. Where our employees do not need to come into the facilities to perform critical activities, those employees are working from home.

The pandemic has created challenges for conducting clinical trials and we continue to work with our clinical sites to enroll and treat patients at the earliest possible time particularly given that many of our patients have late stage cancer. Certain clinical sites have chosen to postpone treatment of patients or participation in trials whilst the pandemic is impacting resources at those sites. We also anticipate increasing challenges around our supply chain. Many of the materials and consumables we require for manufacture and supply of products and also for research are also required for manufacture of COVID-19 vaccines and as a result will be prioritized to meet vaccine supplies. In certain cases, for example, in accordance with the U.S. Defense Production Act, suppliers may be required to prioritize vaccine supplies. This could result in delays in supply of materials and consumables we require for our business and hence delay in our ability to manufacture or supply our cell therapies or to progress research programs.

We will continue to adjust our working practices as the pandemic progresses to ensure we can continue to treat people with cancer as quickly and as effectively as possible.

Core Alliances and Collaborations

Universal Cells Co-development Collaboration Agreement

On January 13, 2020, the Company entered into a Co-development and Co-commercialization agreement (the “Astellas Collaboration Agreement”) with Universal Cells, Inc., a wholly-owned subsidiary of Astellas Pharma Inc. (“Universal Cells”).

Under the Agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Universal Cells will fund co-development up until completion of a Phase 1 trial for products directed to such target. Upon completion of the Phase 1 trial for a product, Universal Cells and Adaptimmune will elect whether to progress with co-development and co-commercialization of such product, or to allow the other party to pursue the candidate independently. The first target program aims to develop an allogeneic (“off-the-shelf”) mesothelin directed HiT cell therapy.

In addition, Universal Cells is also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Universal Cells. Universal Cells will have sole rights to develop and commercialize products directed against such products.

Under the terms of the agreement, Adaptimmune may receive up to $897.5 million in payments, including:

●	An upfront payment of $50 million, which was received in January 2020.
●	Development milestones of up to $73.75 million for each co-developed and co-commercialized product.
●	Development milestones of up to $147.5 million per product and up to $110 million in sales milestones for products developed unilaterally by Universal Cells.

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

In addition to the Agreement, the parties have also entered into an agreement relating to the use of Universal Cells gene editing and HLA-editing technology in the context of the development of our own allogeneic T-cell therapies. Adaptimmune retains exclusive rights in the T-cell field under the agreement.

Development and Research Collaborations

GSK Collaboration and License Agreement

We entered into the GSK Collaboration and License Agreement regarding the development, manufacture and commercialization of TCR therapeutic candidates in May 2014. The collaboration is for up to five programs. The first program was the NY-ESO SPEAR T-cell program, in relation to which GSK has now exercised its option to take an exclusive license. The second program related to development of a SPEAR T-cell to a peptide derived from the PRAME antigen. This program has now completed. The third target program with GSK remains ongoing and is also directed to the PRAME target. We are responsible for taking the third target program through preclinical testing and up to IND application filing. GSK is responsible for the IND filing itself should the preclinical testing and development be favorable.

Preclinical and Clinical Collaborations

We have third party collaborations in place with Noile-Immune, Alpine Immune Sciences and with the CCIT in Denmark.

With Alpine, we are collaborating to develop next-generation SPEAR T-cell products that incorporate Alpine’s secreted and transmembrane immunomodulatory protein technology. The collaboration agreement was announced in May 2019, and we believe that the Alpine technology will complement our existing internal next generation technology and enhance anti-tumor potential through engagement of further rapid and flexible immunomodulatory mechanisms. In the Noile-Immune collaboration, announced in August 2019, we will co-develop next-generation SPEAR T-cell products, incorporating Noile-Immune’s PRIME (proliferation inducing and migration enhancing) technology, based upon co-expression of IL-7 and CCL19. With CCIT, we are combining CCIT’s existing TIL therapies with our next generation IL-7 construct with the aim of creating enhanced TIL cell therapies. TIL therapy has previously seen efficacy in certain solid tumors including melanoma and the aim is to build on that efficacy.

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

Product Patent Families

ADP-A2M4 - We own three patent applications covering the composition of matter of ADP-A2M4 and other related TCRs and T-cell therapies. The patent application claims are primarily directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. Patent applications have also been filed in relation to the use of ADP-A2M4 in combination with PD-L1/PD-1 inhibitors. The initial priority patent applications were filed in the UKIPO and patent applications under the applicable Patent Co-operation Treaty have since been filed claiming priority from that United Kingdom patent application. National applications have been filed in all commercially relevant territories. We expect any composition of matter patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037-2039 (worldwide, excluding possible patent term extensions). An initial priority patent application has also been filed in relation to the use of ADP-A2M4 TCR in treatment of head and neck, lung and ovarian cancers, this will enter the PCT international phase in May 2021.

ADP-A2M4CD8 – We own a patent application covering the composition of matter of ADP-A2M4CD8 and other related TCR T-cell therapies. The patent application claims are directed to the engineered TCR therapeutic candidate in combination with the CD8 next generation technology. The initial priority patent applications were filed in the UKIPO and patent applications under the applicable Patent Co-operation Treaty have since been filed claiming priority from that United Kingdom patent application. We expect any composition of matter patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037-2039 (worldwide, excluding possible patent term extensions). An initial priority patent application has also been filed in relation to the use of A2M4CD8 TCR in treatment of esophageal and gastric cancers, this will enter the PCT international phase in May 2021.

ADP-A2AFP - We own a patent application covering the composition of matter of ADP-A2AFP. The patent application claims are primarily directed to the engineered TCR therapeutic candidate, the use of the ADP-A2AFP therapy and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. An initial priority patent application was filed in the UKIPO and a patent application under the applicable Patent Co-operation Treaty (PCT) has since been filed claiming priority from that U.K. patent application. National applications have been filed in all commercially relevant territories and claims have been allowed in Europe and the U.S. We expect any composition of matter patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions). A PCT application has also been filed in relation to the use of ADP-A2AFP TCR for the treatment of liver cancer.

We also have product patent applications filed in relation to our new cell therapy candidates including candidates to new targets and our new HiTs.

Platform Technology

We own a number of platform technology patents and patent applications which are directed to certain aspects of the process that we use to engineer our SPEAR TCRs and other cell therapies. These are owned jointly with Immunocore Limited, with whom we have historically had a shared development history.

Novel targets - We have filed 29 patent applications which cover peptides expressed on the tumor cell surface and the TCRs which recognize them. The applications as filed cover 872 peptides from 63 different target proteins. National applications have been filed in all commercially relevant territories.

TCR libraries - We have filed 10 patent applications which cover large libraries of TCR genes which we have generated and the method of their generation: these act as proprietary sources for screening for TCRs, which are the starting points for affinity engineering into clinical candidates. National applications have been filed in all commercially relevant territories

Phage display technology - Patents have also been granted in relation to our phage display approach for receptor development and are expected to expire beginning in 2023. The priority patent application was filed in 2002 and patents are now granted in the United States, Australia, Canada, China, major European territories (including the United Kingdom, France, Germany, Spain and Italy), Japan, South Africa, India, Norway and New Zealand.

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

Preclinical and Next Generation Approaches

We have four patent applications filed covering a range of next generation technology approaches and/or combination approaches.

Allogeneic iPSC Platform Approaches

We have filed a number of patent applications covering our proprietary iPSC stem cell differentiation technology which enables the differentiation of stem cells into T-cells which can then be administered to patients. The patent applications are primarily directed to the various stages required for the differentiation of the iPSC stem cells into different cell line types including NK cells, NKT cells, macrophages, dendritic cells, alphabeta T-cells, and gammadelta T-cells. These applications have now been filed as PCT applications and will be pursued in all commercially relevant territories. Expiry of protection will extend to 2039 (worldwide, excluding possible patent term extensions).

Third-Party Intellectual Property Rights

We have a non-exclusive license from ThermoFisher Inc. under certain of its intellectual property rights covering its Dynabeads® CD3/CD28 technology. This technology is used in our manufacturing process to isolate, activate and expand patient T-cells. We also have a supply agreement which runs until December 31, 2025. See “Risk Factors—Risks Related to Our Reliance Upon Third Parties—We rely heavily on ThermoFisher and the technology we license from them.”

Whether licenses are required under any third-party patents or other third-party patents depends on what steps we take going forward in relation to our manufacturing processes, development processes and development products including our allogeneic manufacturing and differentiation process. We may, however, need to negotiate a license under any remaining third party patents or develop alternative strategies for dealing with any remaining third party patents if licenses are not available on commercially acceptable terms or at all.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies and intense competition. Competitors include large pharmaceutical companies with established development and commercialization programs, small and large biotechnology companies with varying development and commercialization capabilities and academic centers developing novel technologies and products.

We face competition in all of the following areas:

(a)	From other cell therapies: There are a number of other cell therapies which have already received marketing approval or which are currently in late stage clinical trials. These include CAR-T therapies, for example, Kymriah™ (tisagenlecleucel) and Yescarta™ (axicabtagene ciloleucel) which have received marketing approval in hematological malignancies, TIL cell therapies, for example, Iovance’s TIL therapy which is in late stage clinical trials and cell therapies, or other products directed to the peptide-HLA complex (pHLA). These cell therapies are being developed in both solid and hematological indications.

(b)	From other T-cell therapies: Third parties and academic institutions are developing TCR-based cell therapies which are directed to a multitude of shared targets including HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MAGE-A4, MART1, NRAS, NY-ESO-1, p53, PRAME, mesothelin, as well as personalized neoantigen targets. These cell therapies are at a variety of preclinical and clinical development stage. There are additionally third parties with T-cell therapy platforms capable of generating multiple TCR T-cell therapies or cell therapies potentially directed to multiple targets or cell therapies which utilize T-cells and the immune system in similar ways, such as TRuC T-cells being developed by TCR[2] Therapeutics. Examples include Medigene AG’s PRAME TCR therapeutic candidate (MDG1011), which has begun a Phase 1/2 clinical investigation in AML, MM and myelodysplastic syndromes and Immatics N.V. which has several engineered TCR T-cell therapies in Phase 1 clinical trials for solid tumors.

(c)	From other cell-based immunotherapy approaches: The immune system utilizes a number of different cell types and processes. Other immunotherapy approaches may target different parts of the immune system including different types of T-cells (for example, gamma delta T-cells), macrophage based systems, NK-cell based products, Marrow-infiltrating lymphocytes (MILs) and virus-specific T-cells.

(d)	From other therapeutic product types. In any indication that we address there may be multiple other product modalities which are already being marketed and where we will have to show increased benefit to patients, or which are in clinical trials. Where products receive approval and start being used within the patient setting, such products can also impact our ability to complete clinical development and obtain information around the safety and efficacy of our own products.

Where we see competition in any indication and a competitor receives marketing approval before our cell therapy, we will need to demonstrate increased efficacy over the competing product. We may also see competition in relation to areas that are still in research and development. For example, allogeneic approaches to cell therapies are being developed by multiple third parties, for example, Fate Therapeutics Inc. and Takeda Pharmaceuticals Limited. Given the potential advantage such therapies have over autologous cell therapy products, such approaches may increasingly impact our ability to further develop and progress with our cell therapies which is why we have focused on also developing our own equivalent “off-the-shelf” products in parallel.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the EU and U.K, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. Failure to comply with the various federal, state and local level laws and requirements can also result in severe penalties and restrictions to the business.

FDA Approval Process

In the United States, therapeutic products, including drugs, biologics, and medical devices are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Some biological products are subject to regulation under the FDC Act. Most biological products are approved for marketing under provisions of the Public Health Service Act (“PHSA”) via a BLA. The application process and requirements for approval of BLAs are generally similar to those for new drug applications (“NDAs”), and biologics are associated with generally similar, if not greater, approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Biological product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An Investigational Review Board (“IRB”) may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing, compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls as well as proposed labeling for the product. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA receives the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA receives the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Expedited Pathways

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life- threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. These expedited programs include fast track designation, breakthrough therapy designation and RMAT designation (Regenerative Medicine Advanced Therapy designation), accelerated approval, and priority review designation.

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

The PMA process involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought.

Successful PMA approval is uncertain, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA finds the PMA application is approvable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

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

Other Federal and State Regulatory Requirements

Various federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, the environment and the purchase, storage, movement, import, export, use, and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research are applicable to our activities. They include, among others, the U.S. Atomic Energy Act, the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and Resources Conservation and Recovery Act, national restrictions on technology transfer, import, export, and customs regulations, and other present and possible future local, state, or federal regulation.

Europe, UK and Rest of the World Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions both due to the location of our facilities and the fact that we are engaging in clinical programs outside of the United States and will need to obtain worldwide regulatory approval for our TCR therapeutic candidates. In particular we have clinical trials ongoing in the United Kingdom and in certain countries in the EU and are subject to regulations relating to performance of those clinical trials and manufacture and supply of our cell therapies in those countries. Prior to supplying any cell therapy in any country or starting any clinical trials in any country outside of the United States we must obtain the requisite approvals from regulatory authorities in such countries. The existence of a United States regulatory approval does not guarantee that regulatory approvals will be obtained in other countries in which we wish to conduct clinical trials or market our cell therapies. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively prior to any clinical trial being conducted in the relevant country. A marketing authorization application is then submitted to the EMA for approval by the European Commission. Finally, prior to any commercial supply, a pricing and reimbursement application is submitted to each relevant country’s national or local health authority(ies).

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

Procedures Governing Approval of Products in the EU and U.K.

Pursuant to the European Clinical Trials Directive, a system for the approval of clinical trials in the EU has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a EU member state in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial after a competent ethics committee has issued a favorable opinion. A clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the European Clinical Trials Directive and corresponding national laws of the member states and further detailed in applicable guidance documents. Similar approval requirements apply in the UK and a clinical trial application must be made to the UK regulatory authority (MHRA) prior to starting any clinical trial.

To obtain marketing approval of a product under EU regulatory systems, an applicant must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.

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

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. Then, the European Commission grants or refuses the marketing authorization, following a procedure that involves representatives of the member states. The Commission's decision is in accordance with the CHMP's assessment except in very rare cases. For marketing approval in the U.K, an application for marketing approval will be made for the MHRA and follows a similar process to that used in the EU.

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state or U.K. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

As a result of Brexit, as of 1 January 2021, marketing authorizations granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland, but not in Great Britain (England, Scotland and Wales). However, prior EU authorizations have all been automatically converted into U.K. marketing authorizations effective in

Great Britain. Marketing authorization holders were given the option to opt out of the conversion process by 21 January 2021. If they haven’t opted out, they will need to produce documentation to the MHRA by 1 January 2022. UK rules require marketing authorization holders to be established in the U.K. or in the EU/European Economic Area. EU rules require marketing authorization holders to be established in the EU/European Economic Area and, in addition, that certain activities be performed in the EU, related for example to pharmacovigilance, batch release and quality control. Marketing authorization holders may need to take steps to comply with these requirements aiming at holding both a EU and a U.K. marketing authorization.

With regard to the sunset clause, from the perspective of the U.K, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain marketing authorization. From the perspective of the EU, in case the drug has been marketed in the U.K, the placing on the U.K. market before the end of the Brexit transition period will be taken into account. If, after the end of the Brexit transition period, the drug is not placed on any other market of the remaining member states of the EU, the three year period for the sunset clause will start running from the last date the drug was placed on the U.K. market before the end of the Brexit transition period.

Legal Proceedings and Related Matters

From time to time, we may be party to litigation that arises in the ordinary course of our business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition or cash flows.

Employees and Human Capital Management

As of December 31, 2020, we had 462 employees. Of these employees, 360 were in research and development (including in manufacturing and operations, and quality control and quality assurance) and 102 were in management and administrative functions (including business development, finance, intellectual property, information technology and general administration). We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union.

We value our employees and as a company work hard to ensure that we employ those individuals that will work with us to achieve the objectives of the Company, that match our values. We engage with our employees in multiple ways including through companywide events, social events and team events. We employ individuals based on their experience and ability to perform the applicable job and encourage diversity in our workforce whenever possible. We have an equal opportunities policy which promotes the right of every employee to be treated with dignity and respect and not to be harassed or bullied on any grounds. We employ individuals from approximately 25 different nationalities within our U.K. and U.S. offices and are working to encourage diversity within our workforce. We have a performance based reward scheme, bonus scheme and share option plan which all employees are entitled to participate in. These schemes and other employee incentivization programs are designed to retain employees. Over 2020, the total global attrition rate was 14% and we continually work to keep attrition to a minimum.

Other Information

The Company’s primary website is www.adaptimmune.com. Information in the investor section and on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein or therein by reference. The Company makes available, free of charge, at its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the following risk factors as well as all other information contained in this Annual Report, including our consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described below are those significant or material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses every year since inception and expect to continue to incur net losses in the future. If we are unable to obtain additional financing or funding we may be unable to complete the development and commercialization of our cell therapies.
●	We may never generate revenue from sales of our cell therapies and become profitable and our generation of revenue depends on our ability to timely progress our cell therapies through development.

Risks Related to the Development of Our Cell Therapies

●	Our ability to fund our business and continue to develop our cell therapies is dependent on the data obtained from our ongoing ADP-A2M4CD8 and ADP-A2AFP clinical trials.
●	Our clinical trials and clinical data are at an early stage and future data may not support continued development of our cell therapies.
●	Clinical trials are time consuming and expensive and we may not be able to recruit patients as planned.
●	Our cell therapies are novel and there is an increased risk that we may see unacceptable toxicities.

Risks Related to the Manufacture and Supply of Our Cell Therapies

●	Manufacture of cell therapies is complex and we may encounter difficulties manufacturing and supplying our cell therapies to patients, whether for clinical trials or for commercial purposes.
●	We have our own manufacturing facility and our ability to manufacture cell therapies is dependent on our ability to maintain regulatory approval for the facility, recruit employees required for manufacture, manufacture cell therapies reliably and reproducibly and increase manufacturing and supply to meet the required demand.

Risks Related to the Commercialization and Marketing of Our Cell Therapies

●	We have never commercialized a product as a company.
●	We may not be able to obtain marketing approvals of our cell therapies as broadly as planned or on the timescales we plan.

Risks Related to the COVID-19 pandemic

●	The COVID-19 pandemic may materially delay our clinical programs and research programs, delay our ability to treat patients where clinical sites decide to delay participation, interrupt our ability to carry out our normal processes and cause delays with regulatory authorities.

Risks Related to Government Regulation

●	We are subject to significant regulatory, compliance and legal requirements and will continue to be subject to these requirements.

●	Any commercialization of our cell therapies will also require approval for a companion diagnostic. We are reliant on a third party for development of the companion diagnostic.

Risks Related to Our Reliance Upon Third Parties

●	We are reliant on third parties for provision of services including manufacturing services and clinical research services, for the provision of components and materials required for manufacturing, research and development and for the performance of our collaborations.

Risks Related to Our Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights and we may be subject to patent infringement proceedings brought against us by third parties.
●	Our ability to be competitive depends, in part, on our ability to protect our proprietary technology including through patents and through maintaining confidentiality in our trade secrets.

General Business Risks

●	Our inability to continue to attract and retain qualified personnel may hinder our business.
●	We expect to face intense competition from third parties and this competition may come from companies with significantly greater resources and experience than we have.
●	Failure of our information technology systems could significantly disrupt the operation of our business.
●	The market price of our ADSs is subject to volatility.

For a more complete discussion of the risks we face as a business, please see the discussion below.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net losses every year since our inception and expect to continue to incur net losses in the future.

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our cell therapies, including engaging in activities to manufacture and supply our cell therapies for clinical trials, conducting clinical trials of our cell therapies, providing general and administrative support for these operations, enhancing capabilities to support commercialization for ADP-A2M4 and protecting our intellectual property. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $130.1 million, $137.2 million and $95.5 million, respectively. As of December 31, 2020, we had accumulated losses of $585.8 million. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells or other cell therapies.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our cell therapies.

We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our cell therapies is difficult to estimate given the novel nature of our cell therapies and their un-proven route to market and we may not have anticipated all the costs required to meet our planned objectives. As of December 31, 2020, the Company had cash and cash equivalents of $56.9 million, marketable securities of $311.3 million, and stockholders’ equity of $341.2 million. We expect to use these funds to advance and accelerate the clinical development of our cell therapies, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our cell therapies, to advance additional cell therapies into preclinical testing and progress such cell therapies through to clinical trials, to support commercialization for ADP-A2M4 and to fund working capital, including for other general corporate purposes. We believe that our cash and cash equivalents and marketable securities will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2023. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates. Our expenses may increase significantly in the event of any of the following:

●	Any requirement to outsource manufacture of our cell therapies to third parties, or acquire additional raw materials to support manufacture in the event of any inability to manufacture at our own facilities;
●	Any requirement to conduct additional or further clinical trials or to treat additional patients to satisfy the regulatory authorities that a cell therapy is safe or that it is efficacious and can be approved for marketing or to proceed to the next stage of development;
●	Any requirement to vary, change or amend our current manufacturing processes;
●	Third party litigation, including patent litigation, being brought against the company;
●	A requirement to pay any third party upfront, milestone, royalty or other payments in order to continue to develop or commercialize any of our cell therapies;
●	A requirement to create additional infrastructure to support our ongoing operations, including future commercialization efforts;
●	Any inability to recruit patients to our clinical trials on a timely basis necessitating the need to open additional clinical sites or otherwise enable increase recruitment;
●	Any unplanned capital expenditure including any requirement to increase or enhance manufacturing capability or invest in additional manufacturing facilities;
●	Changes in the timing on when we receive payments from our third party collaborators including GSK and Astellas; or
●	Inability of third parties to provide critical supplies on a timely basis necessitating alternative or additional third party supplies to be put in place.

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

We may also benefit in the future from the U.K’s “patent box” regime, which would allow certain profits attributable to revenues from patented products to be taxed at a rate of 10%. As we have many different patents covering our products, future upfront fees, milestone fees, product revenues, and royalties could be taxed at this favorably low tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. research and development tax credit regime or the “patent box” regime, or we are unable to qualify for such advantageous tax legislation, our business, results of operations and financial condition may be adversely affected.

Our ability to generate revenue from sales of our cell therapies and become profitable depends on our ability to progress our cell therapies through development.

We have no cell therapies approved for commercial sale, have not generated any revenue from sales of our cell therapies, and do not anticipate generating any revenue from sales of our cell therapies until sometime after we receive regulatory approval, if at all, for the commercial sale of a cell therapy. We may never become profitable.

Our ability to generate revenue and achieve profitability depends on many factors, including:

●	progressing our cell therapies through preclinical development and clinical development without substantial delays;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) for our cell therapies;
●	obtaining regulatory approvals and marketing authorizations for our cell therapies for which we or our collaborator complete clinical trials;
●	developing sustainable and scalable manufacturing and supply processes for our cell therapies to support commercial supply;
●	obtaining market acceptance, pricing and reimbursement of our cell therapies as viable treatment options;
●	the costs of commercializing any cell therapy;
●	the indications any cell therapy is approved in and the patient population treatable with any cell therapy; and
●	our ability to develop and obtain approval for the companion diagnostic assay required for administration of our cell therapies.

Risks Related to the Development of Our Cell Therapies

We are heavily reliant on the data obtained from our ongoing ADP-A2M4CD8 and ADP-A2AFP clinical trials.

Our ability to obtain additional financing is dependent on the data from our ADP-A2M4CD8 (“SURPASS”) and ADP-A2AFP clinical trials. Both of these trials are phase I trials and data from either trial might not be sufficient to enable us to further develop ADP-A2M4CD8 or ADP-A2AFP. If we do not see sufficiently positive data in either of these clinical trials or if we see an adverse side effect profile preventing continuation of any clinical trials, we may not be able to obtain the additional financing required to fund our anticipated business operations. This in turn may necessitate delays in planned activities, including the commercialization of ADP-A2M4 in synovial sarcoma and our ability to progress other cell therapies into and through clinical development.

Our cell therapy products require significant additional clinical testing before we can seek regulatory approval and begin commercialization.

Our cell therapies may not achieve regulatory approval or proceed to the next stage of development. All of our cell therapies require further clinical development before a BLA can be filed with any regulatory authority to permit commercialization. Results seen in early clinical trials, for example, with our ADP-A2M4, ADP-A2M4CD8, and ADP-A2AFP cell therapy candidates may not be predictive of the data we will obtain in our later phase clinical trials. Negative results in any cell therapy clinical program may also impact our ability to continue with clinical development of other similar cell therapies. Although each cell therapy may target a different cancer peptide or protein, the underlying technology platform and other aspects of our clinical programs are the same or substantially similar for many of our cell therapies. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other cell therapies.

The data produced in our ongoing clinical trials is at an early stage and future data may not support continued progression of any of our therapies through development.

The patient response data that has been reported in our ADP-A2M4 trials (other than for synovial sarcoma), ADP-A2AFP trials and ADP-A2M4CD8 trials represents data from small numbers of patients within each study at the applicable dosing level. As such, the data is initial data and there is no assurance that any responses will persist, that we will see responses in any other patients or that such patients will not suffer severe adverse events which may result in a delay or halt to any clinical trial. Further data may be required in order to progress cell therapies to the next stage of development. Negative results in one clinical trial may also impact ability to proceed with development in other clinical trials given the common technology platform and similarity of other aspects of our clinical programs.

Like other biologic products, we expect there may be greater variability in results for cell therapies which are administered on a patient-by-patient basis than for “off-the-shelf” products, like many other biologics. There is typically an extremely high rate of attrition from the failure of any products proceeding through clinical trials. Cell therapies in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical programs and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most biologic candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may therefore be unsuccessful in demonstrating the required efficacy and safety profile from the performance of any of our clinical programs.

We are aware that certain patients do not respond to our SPEAR T-cells and that other patients may relapse or cease to present the peptide being targeted by such SPEAR T-cells. The percentage of the patient population in which these events may occur is unknown, but the inability of patients to respond and the possibility of relapse may impact our or our collaborator’s ability to conduct clinical trials, to obtain regulatory approvals, if at all, and to successfully commercialize any SPEAR T-cell

We plan to provide further data updates as and when the applicable data is believed to be sufficiently mature.  Given the nature of T-cell therapies and the time taken to observe patient responses to our SPEAR T-cells, we cannot provide any assurance that further data updates will be provided frequently or that such data updates will be available at any particular time.

We may not be able to commence additional clinical trials for cell therapies on the timeframes we expect.

Progression of new cell therapies into clinical trials is inherently risky and dependent on the results obtained in preclinical programs, the results of other clinical programs and any other activities which may impact our ability to commence clinical trials, for example, availability of manufacturing process and components. If any issues are identified during any cell therapy development, we may experience significant delays in development of pipeline candidates and in existing clinical programs. This may also impact our ability to achieve certain financial milestones and the expected timeframes to market any of our cell therapies.

The FDA or other regulatory authorities may not approve any IND (or equivalent application) for any of our future cell therapies, or for new indications for our cell therapies already in clinical trials, or may require amendments to existing protocols (including as a result of the COVID-19 pandemic). For example, we amended the protocols for all of our pending and on-going ADP-A2M4 and ADP-A2M10 clinical trials in response to reported serious adverse events (“SAEs”) of prolonged serious pancytopenia in our clinical trials for ADP-A2M4 and ADP-A2M10 in two patients treated with the highest lymphodepletion regimen. Such amendments and updates may delay our clinical trials, may require changes or resubmission of our INDs, or may result or be related to a halt in our planned or contemplated clinical trials.

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

T-cell therapy is a novel approach to cancer treatment that creates significant increased risk in terms of side-effect profile.

Development of a pharmaceutical or biologic therapy or product has inherent risks based on differences in patient population and responses to therapy and treatment. The mechanism of action and impact on other systems and tissues within the human body following administration of our cell therapies is complex and not completely understood, which means that we cannot predict the long-term effects of treatment with any of our cell therapies (whether by us or a collaborator). In addition, it is not possible for any pre-clinical safety package to completely identify all potential safety risks. For example, there is a risk that the target (or similar) peptide to which any SPEAR T-cell is directed may be present in both patients’ cancer cells and other non-cancer cells and tissues. Cross-reactivity or allo-reactivity (binding to peptides presented on other HLA types) could also occur where the affinity-enhanced engineered TCR contained within any cell therapy including SPEAR T-cells binds to peptides presented by HLAs other than the HLA type for which the relevant TCR was developed. Should any of these cross-reactivities occur, patients may suffer a range of side effects associated with the SPEAR T-cell binding to both the cancer cells and/or other cells and tissues and such side effects could cause patient death. The extent of these side effects will depend on which cells and tissues are affected as well as the degree to which the target (or similar) peptide is expressed in these cells and tissues. One of our prior SPEAR T-cells, designed to target an HLA-1 restricted MAGE-A3 cancer-specific peptide, recognized another unrelated peptide from a protein called TITIN, expressed within normal cardiac and other muscle tissues in patients. As a result of this cross-reactivity to the TITIN protein in the heart, two patients died during our MAGE-A3 clinical program, the program was put on pause, then formally placed on hold by the FDA, after which we terminated the program.

Any unacceptable toxicities arising in ongoing clinical programs could result in suspension or termination of those clinical programs. The more SAEs that are reported the greater the risk of suspension of termination of clinical programs, even where the SAEs are unrelated to each other or to our cell therapies. Our patients undergo lymphodepletion prior to receiving our SPEAR T-cells which leaves them immune-compromised for a period of time after the lymphodepletion and increases their risk of contracting other unrelated diseases or pathogens including COVID-19. The treatment regimen used in our protocols, in particular the use of chemotherapy, also carries an inherent risk of cytopenia (including pancytopenia), where blood cell levels reduce to lower than normal. If blood cell levels do not recover sufficiently the patient may suffer serious adverse events, which may even be life threatening. There have been multiple events of pancytopenia as well as SAEs similar to those reported across our clinical trials; these are multifactorial in etiologies and could result in regulatory authorities imposing a hold on one or more clinical programs whilst the events are investigated further. Serious adverse events seen with other immunotherapy products, such as the severe cytokine release syndrome (“CRS”) and neurotoxicity events observed with CD19-directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment. Symptoms in any given subject would be dependent on the location and other characteristics of their tumor. For example, subjects with lung tumors may experience dyspnea. Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses. These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe, potentially life-threatening and require medical intervention.

Any side effects may also result in the need to perform additional trials, which will delay regulatory approval for such cell therapies and require additional resources and financial investment to bring the relevant cell therapy to market.

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

Summary information on adverse events seen in relation to each of our cell therapies are provided below as of the dates stated.

As of December 27, 2020, for ADP-A2M4 studies APD-0044-001 and ADP-0044-002:

●	The adverse events occurring in >10% of patients treated with ADP-A2M4 under study ADP-0044-001 (N=38) and considered by investigators to be at least possibly related to ADP-A2M4 include neutropenia/neutrophil count decreased, thrombocytopenia/platelet count decreased, lymphopenia/lymphocyte count decreased, anemia/red blood cells decreased, CRS, fatigue, pyrexia, decreased appetite, rash, dyspnea, sinus tachycardia/tachycardia, hypophosphatemia, headache, nausea, vomiting, chills, diarrhea, hypotension, alanine aminotransferase increased, aspartate aminotransferase increased and tumor pain.
●	The adverse events occurring in >10% of patients treated with ADP-A2M4 under study ADP-0044-002 (N=24) and considered by investigators to be at least possibly related to ADP-A2M4 include neutropenia/neutrophil count decreased, thrombocytopenia/platelet count decreased, CRS, pyrexia, fatigue, headache, nausea, back pain, leukopenia/WBC decreased and pruritus.

●	Serious adverse events reported with ADP-A2M4 under study ADP-0044-001 (N=38) in two or more patients whether considered related to the SPEAR T-cells or not include CRS, pneumonia, sepsis, pyrexia, pancytopenia, atrial fibrillation, thrombocytopenia/platelet count decreased, pleural effusion and rash. Two patients have had treatment related fatal SAE reports: one patient experienced prolonged pancytopenia/aplastic anemia and the other experienced a cerebrovascular accident (stroke).

As of December 3, 2020, for ADP-A2M4CD8, seven patients have been dosed:

●	The adverse events occurring in one or more patients that is considered by investigator to be at least possibly related to ADP-A2M4CD8 include neutropenia/neutrophil count decreased, CRS, fatigue, hypoxia, and pleural effusion.

●	There has been a total of five SAEs reported in two patients: one patient experienced Grade 1 CRS

(probably related), and a SAE of pancytopenia with fatal outcome (possibly related to treatment and probably related to the fludarabine and cyclophosphamide chemotherapy regimens). The other patient experienced Grade 3 CRS and Grade 2 Immune effector Cell-Associated Neurotoxicity Syndrome (ICANS) (both considered probably related to ADP-A2M4CD8).

As of Feb 01, 2021, for ADP-A2AFP:

●	The adverse events occurring in >10% of patients treated with ADP-A2AFP and considered by investigators to be at least possibly related to ADP-A2AFP include neutropenia/neutrophil count decreased, leukopenia/white blood cell count decreased, lymphopenia/lymphocyte count decreased, anemia/red blood cell count decreased, pyrexia, thrombocytopenia/platelet count decreased, alanine aminotransferase increased, aspartate aminotransferase increased, blood alkaline phosphatase increased hypoalbuminemia, vomiting, and CRS.
●	Serious adverse events reported with ADP-A2AFP whether considered related to the SPEAR T-cells or not include bile duct obstruction, febrile neutropenia, abdominal pain, CRS and infusion related reaction.

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

Any delay in our clinical trials will impact our ability to obtain clinical data from those trials and our ability to progress our business along anticipated timelines and to raise finance. Delays in clinical trials can also increase the costs incurred in performing those clinical trials or necessitate a need to initiate additional clinical trial sites. Our ability to progress our clinical trials is dependent on a number of factors including:

●	finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site.
●	The ability of our clinical sites to recruit patients on the timelines we expect. It can be difficult for clinical sites to find patients that express both the required HLA-type and required antigen type and which also meet the inclusion criteria for our clinical trials. In addition, during the COVID-19 pandemic, resources at clinical sites are being prioritized towards treatment of COVID-19 and as a result there may be a delay in their ability to progress our clinical trials, recruit and enroll patients into clinical trials or to start new clinical trials.
●	The patient population in which any required peptide antigen is presented. The patient population may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for all of our clinical trials with our SPEAR T-cells.
●	Our ability to select, initiate and activate clinical sites on the timelines we expect. Selection and activation of clinical trial sites can take a long period of time and includes requirements to assess the clinical trial site, obtain IRB approval of clinical trial protocols, negotiate and execute clinical trial agreements and educate study staff to enable them to carry out the clinical trial.

●	Any requirement to change clinical trial design as the clinical trial progresses. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. The need to make changes to any clinical trial design can result in delays to the performance of that clinical trial whilst any changes are approved by the FDA or other relevant authority and implemented at applicable clinical trial sites.
●	Any competition for patients at our clinical sites. Many of our clinical trial sites have multiple clinical trials ongoing which compete for patients in any specific indication. We may have to wait before treating patients while patients complete existing clinical trials or receive other treatment therapies for their cancer. Moreover, because our cell therapies represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression.
●	Any change in the standard of care for patients. Where standard of care for patients changes clinical sites may no longer be prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a cell therapy through clinical trials.
●	Any country specific requirement. In certain countries additional data, studies or documentation may be required ahead of any clinical trial starting. For example, comparability studies may be required in relation to any changes in manufacturing process and the extent of these comparability studies can vary between different countries. This can result in delays to the start of any clinical trials in those countries and lead to increased research and development being required ahead of the start of those clinical trials.
●	The severity of the disease we are trying to treat and the type of patient we are trying to recruit. For many of our clinical trials patients have received numerous prior therapies and have few or no other remaining treatment options. Given the late stage of their disease the patients also tend to be very ill and hence require treatment quickly and have the potential for increased SAEs following treatment. Depending on the protocol it can be difficult to find patients that meet the inclusion requirements for our clinical trials and can wait for manufacture of our cell therapy products.
●	The clinical trial protocol design and in particular the inclusion and exclusion requirements applicable to the clinical trial.
●	Patient referral practices. It is common for investigators or physicians not to refer patients to other investigators or physicians either within their own clinical sites or to other clinical sates. This increases the number of clinical sites which have to be initiated in order to recruit patients to our clinical trials.
●	Availability of reimbursement from insurance companies. The availability of reimbursement for patients to participate in clinical trials can impact on their ability to enroll in our clinical trials.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result, and have resulted in, increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our SPEAR T-cells and other cell therapies.

Certain of our clinical trials include dose escalation studies in which the dose of cell therapies administered to patients is varied or initial studies in which the pre-treatment regimen may be varied, for example, a regimen with and without fludarabine. The outcome of such dose escalation or initial studies will inform the clinical study going forward.

However, the need to carry out dose escalation or other initial studies may result in delays in data from such clinical programs while the most suitable dose or regimen is assessed. For example, the trial design for our SPEAR T-cell trials includes dose escalation and therefore efficacy data may not be obtained from initial patients treated in such studies during the dose escalation phase.

Our cell therapies represent a novel approach to cancer treatment that could result in heightened regulatory scrutiny and delays in clinical development.

Use of any of our cell therapies to treat a patient involves genetically engineering a patient’s T-cells. This is a novel treatment approach that carries inherent development risks including the following, any of which can result in delays to our ability to develop our cell therapies:

●	Further development, characterization and evaluation may be required at any point in the development of any cell therapy where clinical or preclinical data suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to our cell therapies to improve safety or effectiveness, may delay the clinical program, regulatory approval or commercialization, if approved at all, of any cell therapy.
●	End users and medical personnel require a substantial amount of education and training in their administration of cell therapies either to engage in clinical trials and recruit patients or ultimately to provide cell therapies to patients once our cell therapies have been approved.
●	Regulators may be more risk averse or require substantial dialogue and education as part of the normal regulatory approval process for each stage of development of any cell therapy. Many regulators have additional requirements or processes relating to cell therapy products which need to be addressed during development. To date, only a limited number of gene therapy products have been approved in the United States and EU. Consequently, it is difficult to predict and evaluate what additional regulatory hurdles may apply to the development of our cell therapies and whether additional investment, time or resources will be required to overcome any such hurdles.
●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.
●	Random gene insertion associated with retrovirus-mediated genetically modified products, known as insertional oncogenesis, could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells. Insertional oncogenesis was seen in early gene therapy studies conducted outside of the United States in 2003 although these studies utilized a murine gamma-retroviral vector rather than a lentiviral vector.
●	Although our viral vectors are not able to replicate, there may be a risk with the use of retroviral or lentiviral vectors that they could undergo recombination and lead to new or reactivated pathogenic strains of virus or other infectious diseases.
●	There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In part for this reason, the FDA recommends a 15-year follow-up observation period for all surviving patients who receive treatment using gene therapies in clinical trials.
●	Clinical trials using genetically modified cells may be subject to additional or further regulatory processes, for example, by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC or the need to apply for a specific applications relating to the use of Genetically Modified Organism application in the EU. These additional processes may delay or impede the initiation of a clinical trial.

●	Increased risk to patient safety caused by the need to lymphodeplete patients prior to administration of our cell therapies including in circumstances in which there is a heightened safety risk or in which medical resources could be prioritized elsewhere, for example, during a pandemic such as COVID-19.
●	Negative results seen in third party clinical trials utilizing gene therapy products may result in regulators halting development of our cell therapies or in requiring additional data or requirements prior to our cell therapies progressing to the next stage of development. For example, regulators could require changes to be made to our clinical trial protocols or increase requirements for dose escalation studies as part of our clinical trial protocols.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any cell therapies which would prevent or delay regulatory approval and commercialization.

There is a risk in any clinical trial that side effects from cell therapies will require a hold on, or termination of, clinical programs or further adjustments to clinical programs in order to progress any cell therapy. Our cell therapy must demonstrate an acceptable benefit:risk profile in its intended patient population and for its intended use. The benefit:risk profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease and/or an improvement in survival. For example, response rates from the use of the SPEAR T-cells may not be sufficient to obtain regulatory approval unless we or our collaborators can also show an adequate duration of response.

The regulatory authorities (including the FDA) may issue a hold on our clinical trials as a result of safety information and data obtained in third party clinical trials or in relation to third party products. Any such hold will require addressing by us and will inevitably delay progression of the clinical trials concerned, if such clinical trials progress at all.

In addition, even if such trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we or our collaborators do. Accordingly, more trials may be required before we can submit any cell therapy for regulatory approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing authorization application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our cell therapies. We cannot predict whether any of our cell therapies will satisfy regulatory requirements at all or for indications in which such cell therapies are currently being evaluated as part of any clinical programs.

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

Validation of our cell therapies requires access to human samples which we may be unable to obtain or, if they can be obtained, that the terms under which they are provided will be favorable to us.

Certain of the steps involved in validating and carrying out safety testing in relation to our cell therapies require access to human samples (e.g., tissues samples or cell samples) from third parties. Such samples may be obtained from universities or research institutions and will often be provided subject to certain terms and conditions. We may not be able to obtain samples in sufficient quantities to enable preclinical testing in sufficient quantities for planned activities, particularly during the period in which COVID-19 impacts the ability of research institutions to supply and access such samples. In addition, the terms under which such samples are available may not be acceptable to us or may restrict our use of any generated results or require us to make payments to the third parties.

Our cell therapies and their application are not fully scientifically understood and are still undergoing validation and investigation.

Cell therapies including our SPEAR T-cells and their potential associated risks are still under investigation. Our cell therapies including our SPEAR T-cells may not work in the way that we currently anticipate and affinity modification of the receptors within T-cells or other cellular therapies may not produce the anticipated enhancements in activity. For example, there is a potential risk that, given that the TCR chains in our SPEAR T-cells are produced separately and then assembled within patient T-cells into full TCRs, the TCR chains from both transduced and naturally occurring T-cells could be assembled into an unintended end TCR due to mispairing of TCR chains, which could create unknown recognition and cross-reactivity problems within patients. Although this phenomenon has not been reported in humans, it remains a theoretical risk for our SPEAR T-cells and other similar cell therapies and is still being studied and investigated. This could delay regulatory approval, if any, for the relevant cell therapy. To the extent that any mispairing is identified, either in our or our competitors’ clinical trials, additional investment may be required in order to modify relevant cell therapies and to further assess and validate the risk of such mispairing to patients. Following modification of the relevant SPEAR T-cell or other cell therapy, such modified cell therapy may not remain suitable for patient treatment and may not eliminate the risk of mispairing of TCR chains and regulatory approval may not be obtained on a timely basis or at all in relation to such modified cell therapy. The occurrence of such events would significantly harm our business, prospects, financial condition and results of operations.

We may not be able to identify and validate additional target peptides or isolate and develop affinity-enhanced TCRs or other cell therapy candidates that are suitable for validation and further development.

The success of our cell therapies depends on both the identification of target peptides presented on cancer cells, which can be bound by our cell therapy products, and isolation and affinity enhancement of receptors including TCRs, which can be used to treat patients if regulatory approval is obtained. Any failure to identify and validate further target peptides will reduce the number of potential cell therapies that we can successfully develop, which in turn will reduce the commercial opportunities available to us and increase our reliance on our existing SPEAR T-cells. Delays in our ability to identify and develop target peptides and cell therapies, including as caused by COVID-19 or similar pandemics, may also impact our ability to progress development of programs and obtain additional funds to support our business.

We may not to develop new cell therapy candidates for which the safety and efficacy profiles enable progression to and through preclinical testing and into clinical development. Failure to identify further candidates for progression into preclinical testing and clinical programs will significantly impact our pipeline of cell therapies and also increase our reliance on the SPEAR T-cells currently in clinical development. If resources become limited or if we fail to identify suitable target peptides, receptors including TCRs or affinity-enhanced receptors, our ability to submit INDs for further cell therapies may be delayed or never realized, which would have a materially adverse effect on our business.

Development of an off-the-shelf cell therapy takes a considerable amount of time and such development may not be successful.

We have a platform process which may enable us to treat patient populations with an off-the-shelf product. We have entered into an alliance with Universal Cells, Inc. to further develop that platform process. However, our research program or the research program with Universal Cells, Inc. may not be successful, might not be carried out within the timescales currently anticipated, or even if successful might not result in a cell therapy that can be used to treat patients or achieve a profitable return on investment. In particular the various cell lines developed during this process will need to be properly characterized and produced in accordance with regulatory requirements and this development process can take a significant amount of time and resource to ensure that any process or cell lines can be used for the production of clinical stage and ultimately commercial stage products. It is not at this time whether the cell therapy candidates resulting from the process will have a similar profile of activity to our existing cell therapy products or whether such cell therapy candidates will be safe to administer to patients. Delays may occur at any part of the process and results obtained during development may necessitate a requirement to repeat or modify steps in the process.

Risks Related to the Manufacture and Supply of Our Cell Therapies

Manufacturing and supply of cell therapies is complex and if we encounter any difficulties in manufacture or supply of cell therapies our ability to provide supply of our cell therapies for clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing and administering cell therapies is complex and highly regulated. The manufacture of cell therapies requires the harvesting of white blood cells from the patient, isolating certain T-cells from these white blood cells, combining patient T-cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T-cells to obtain the desired dose, and ultimately infusing the modified T-cells back into the patient. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce.

Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture (including as a result of the impact of the COVID-19 pandemic) can result from:

●	a failure in the manufacturing process itself for example, by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	a lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (such as the FDA in the U.S.) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;

●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example, as a result of an import or export hold-up) or supplier error;
●	inability to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure starting materials or to manufacture starting materials (including at our U.K. vector facility), for example, vector required for SPEAR T-cell manufacture including as a result of the COVID-19 outbreak;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing cell therapies at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility or a COVID-19 outbreak preventing workers from attending at the facility, it would not be possible to find alternative manufacturing capability for these cell therapies within the timescales required for ongoing clinical trials. In addition, as with many pharmaceutical manufacturing facilities, the facility will have periods of time within which it cannot be used for manufacture of patient product to enable routine checks to be performed on the facility;
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started;
●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture;
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs;
●	allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs, for example, to utilize such assets on the research, development and manufacture of COVID-19 vaccines or therapies;
●	reduction in available workforce to perform manufacturing processes, for example, as a result of a COVID-19 outbreak or workforce exhibiting potential COVID-19 symptoms, and pending receipt of test results for COVID-19 infection;
●	increased country-specific requirements. For example, our current manufacturing site is in the United States and this means that for patients outside of the U.S. there is a need to transfer patient specific apheresis material from clinical sites in Europe to the manufacturer in the U.S., for the patient product to be converted into our end cell therapy product, for that product to be released for use in Europe and then for that cell therapy product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point; and

●	changes in the manufacturing and supply process. As our cell therapies progress through preclinical programs and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, may not be transferable to third parties or able to be used at larger scales and could cause our cell therapies to perform differently or affect the results of planned clinical trials or other future clinical trials. Any changes to the manufacturing process may require amendments to be made to regulatory applications or comparability tests to be conducted which can further delay timeframes. If cell therapies manufactured under the new process have a worse safety or efficacy profile than the prior investigational product or the process is less reproducible than the previous process, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our clinical trials.

We have insurance to cover certain business interruption events which is capped at £10 million in the U.K. and $5 million in the U.S. However, because our level of insurance is capped, it may be insufficient to fully compensate us if any of these events were to occur in the future.

Our manufacturing process needs to comply with regulations and any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

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

Given we now manufacture cell therapies at our own U.S. manufacturing facility and vector at a dedicated U.K. vector facility, regulatory authorities might raise non-compliance issues or require us to make changes to the way in which we operate either facility. This may result in a delay in our ability to manufacture cell therapies at our own facility or in our ability to supply vector material for use in the manufacturing process. In addition, any cell therapy or vector produced in any of our facilities might not be able to meet regulatory requirements and we may be unable to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Resourcing of cell manufacturing facilities is increasingly competitive, which may restrict the number of available skilled operators which can be recruited at our manufacturing facilities. Any failure to meet regulatory requirements or produce cell therapies and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

We have our own manufacturing capabilities which may result in increased costs being incurred by us

During 2017, we opened a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, Pennsylvania and have started manufacturing SPEAR T-cells for use in our clinical trials. Regulatory authorities, in particular the FDA, might not continue to approve our ability to manufacture SPEAR T-cells or other cell therapies at the Navy Yard facility.

Our ability to successfully manufacture our own cell therapies at the Navy Yard facility within a reasonable period of time and within currently projected costs is dependent on a number of factors including:

●	our ability to recruit the required employees at a suitable level and experience and within required timescales and to maintain employment of such required employees;
●	our ability to obtain regulatory approval for the facility and for the manufacture of cell therapies at the facility and to satisfy regulatory authorities on an ongoing basis;
●	our ability to manufacture cell therapies reliably and reproducibly and to timescales sufficient to support required patient administration;
●	our ability to manufacture cell therapies in compliance with the applicable regulatory requirements, including requirements applicable in both the United States and EU;
●	our ability to develop internal quality controls and processes sufficient to enable manufacture and supply of cell therapies at our Navy Yard facility;
●	our ability to establish comparability with currently used manufacturing processes and for such comparability data to be accepted by the appropriate regulatory authorities; and
●	our ability to be able to fund the ongoing development including equipment requirements necessary for successful manufacture of cell therapies at our facility.

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

Our autologous cell therapy products are patient specific and we need to ensure that the correct product is administered to the correct patient.

Administration of cell therapies is patient specific. The process requires careful handling of patient-specific products and fail-safe tracking to ensure that the tracking process is without error and that patient samples are tracked from patient removal, through manufacturing and re-administration to the same patient. While such mechanisms are in place, should the tracking process fail, whether at our own facility, a third party facility or at any point in the manufacturing and supply process, a patient could receive another patient’s T-cells resulting in significant toxicity and potentially patient fatality. We will need to invest in enhanced systems, such as bar coding, to further ensure fail safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in significant toxicity and potentially patient fatality if a patient receives another patient’s T-cells. This risk may be increased where cell therapies are used in clinical programs that we do not control or sponsor and, should an error be made in the administration of our cell therapies in such clinical programs, this could affect the steps required in our own clinical programs and manufacturing process requiring the addition of further tracking mechanisms to ensure fail-safe tracking. The tracking systems required to further ensure safe patient administration may also require increased administration to satisfy other regulatory requirements, for example, data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

Risks Related to the COVID-19 pandemic

The outbreak of COVID-19 or any other similar pandemic may materially delay development of our cell therapies and our ability to obtain additional financing.

The outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) has developed into a global pandemic, spreading to most regions of the world including the United States, the United Kingdom and areas of Europe where we have facilities or ongoing clinical trials. Our business is affected in the following ways:

●	We have been required to introduce a work from home policy for at least some of our work force, with our facilities remaining open to support those activities that cannot be conducted from home, in particular the manufacture of cell therapies, treatment of clinical patients and critical research and development activities. The requirement to stay at home and the control measures required to mitigate risks to our work force including social distancing requirements limits effectiveness of our work force, the numbers of individuals that can work at the facility at any one time and is resulting in delays to performance of manufacturing, development and research activities. Increased working from home also impacts normal communications and may increase the cyber security risk or create data accessibility concerns.
●	Any outbreak of COVID-19 at any of our facilities could result in manufacturing operations or facilities being closed or necessitate a further reduction in the work we are able to perform at those facilities which in turn could result in a delay to the treatment of patients and a delay in our research and development programs.
●	Many clinical sites have diverted resources away from the performance of clinical trials or have imposed restrictions on their ability to perform clinical trials, particularly where those clinical trials may increase the risk to the patients being treated. This has resulted in many of our clinical trial sites choosing to delay treatment of cell therapy patients and not enrolling or screening patients until the situation improves which has inevitably delayed our ability to obtain data from our clinical trials and will extend the time required to complete enrollment in current clinical trials.
●	We have provided our clinical sites with guidance in relation to the treatment of patients during the COVID-19 pandemic, however, there is an increased risk to our patients as a result of the pandemic including as a result of infection with COVID-19 whilst they are being treated in any of our clinical trials or are attending at clinical sites for routine scans or treatments. This risk is increased by the requirement in our clinical trial protocols to treat patients with a lymphodepletion regimen which leaves patients’ immune-compromised for a period of time. This increased risk may delay treatment of patients or delay recruitment of patients into our clinical trials.
●	The current restrictions in place as a result of COVID-19 will result in interruption to our ability and that of our clinical sites to conduct clinical trial activities in accordance with the applicable clinical trial protocol or other regulatory requirements including monitoring requirements, timing of patient visits, ability to follow patients after they have received treatment, ability to perform scans and patient assessments. Deviations and changes to clinical trial protocols may be required in order to address the interruptions caused by COVID-19. Inability to perform clinical trials in accordance with regulatory requirements may impact a later ability to obtain regulatory approval in relation to our cell therapies or may delay our ability to obtain such regulatory approval.
●	Many of the third parties we rely on for our development of cell therapies have also been impacted by the COVID-19 pandemic. Whilst we have not seen any material impact on the ability of third parties to supply goods or services to us, we anticipate delays with the supply of certain raw materials and consumables required for manufacturing and research activities as a result of diversion of those materials and consumables to high priority vaccine development requirements. Any delays may impact our ability to manufacture product for our clinical trials and may cause delay to our research and preclinical development projects.
●	Given third party service providers are subject to restrictions on resources as a result of the COVID-19 pandemic, we may see delays in the provision of their services to us. Where these delays are in critical areas of the business for example, vector manufacturing, plasmid manufacturing which supports our ability to manufacture and supply cell therapies, we may see an impact on our ability to provide cell therapies for patients in our clinical trials.
●	Regulatory authorities have in certain cases postponed certain activities including surveillance inspections of manufacturing facilities. We also anticipate that there could be delays from regulatory authorities in relation not any requests that are made given that applications and authorizations relevant to COVID-19 vaccination will be prioritized. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions.

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

Risks Related to the Commercialization and Marketing of Our Cell Therapies

We may not be able to obtain marketing approvals of our cell therapies as broadly as planned or on the timescales we plan.

The process of obtaining marketing approvals, both in the United States and in countries outside of the United States, is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the cell therapies involved. For example, clinical trials may be required in pediatric populations before any marketing approval can be obtained, which can be time consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical programs and clinical trials that will be required for regulatory approval varies depending on the cell therapy, the disease or condition that the cell therapy is designed to address, and the regulations applicable to any particular cell therapy. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a cell therapy’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application.

In addition, approval of our cell therapies could be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
●	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk: benefit profile for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our cell therapies may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA (including as a result of impacts caused by the COVID-19 outbreak) or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
●	our manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our cell therapies;

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval
●	requirement for additional clinical trials ahead of the grant of any regulatory approval;
●	requirement for further development or characterization of processes. For example, the potency of our cell therapies will need to be assessed by a potency assay and although we believe that our assay will be satisfactory to assess potency, the regulatory authorities may disagree which will necessitate development of a further assay or process;
●	third parties we rely on being unable to meet regulatory requirements or provide information or documentation to support regulatory applications or questions from regulatory authorities. For example, we rely on a third party vector manufacturer who will be required to provide certain information to enable us to file the BLA;
●	access to an approved companion diagnostic to support the launch of any cell therapy. Commercialization of our cell therapies will require approval for and access to a companion diagnostic. We are reliant on a third party for development of our companion diagnostic assay and there is no certainty that development will be possible in the timelines we require or that end regulatory approval will be available in the timelines we require; and
●	data from clinical trials sponsored by third party competitors for similar cell therapy products which might impact a regulators view of the safety or efficacy profile or our cell therapies or the grant of marketing approvals to competitors ahead of any application we make for marketing approval which may preclude our ability to obtain marketing approval in the same indication unless we can show increased efficacy.

Our estimates of the patient population that may be treated by our cell therapies is based on estimates informed by published information. This information may not be accurate in relation to our cell therapies and our estimates of potential patient populations could therefore be much higher or lower than those that are actually available or possible for commercialization. In addition, these estimates are based on assumptions about the number of eligible patients which have the peptide and HLA type targeted by the applicable cell therapy. Different patient populations will present different peptides according to their specific HLA type. HLA types vary across the patient population and, due to this variability, any therapy will initially only be suitable for treatment of patients expressing the particular HLA type presenting the relevant peptide.

Manufacture of a commercially available cell therapy will require an increase in manufacturing capacity and it is not currently known whether this will be possible within the timescales planned for commercialization.

Subject to the successful conclusion of the SPEARHEAD-1 study, which was fully enrolled in 2020, and approval of a BLA by the FDA, we plan to commercially launch ADP-A2M4 in 2022 for patients with synovial sarcoma in the U.S. Manufacture of a commercial cell therapy will require an increase in manufacturing capacity and further development of processes for manufacture and supply to support commercialization. Such increase in manufacturing and development will require significant additional resources and may take considerable time, costs and effort to facilitate.

Development of a commercially available cell therapy process is difficult and we may be unable to develop the process on currently anticipated timescales or at all.

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

Following grant of marketing authorization we will be subject to ongoing regulatory obligations, which may result in significant additional expense as well as significant penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our cell therapies.

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

We or our collaborators may submit marketing authorization applications in multiple countries. Regulatory authorities in different countries have different requirements for approval of cell therapies with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our cell therapies in certain countries. For example, in certain jurisdictions additional clinical trials in different patient populations may be required. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our cell therapies will be harmed.

The market opportunities for cell therapies may be limited to those patients who have failed prior treatments.

Initial approval of new cancer therapies may be limited to what is referred to as third-line use. Third-line treatment is the third type of treatment following initial, or first-line, treatment and second-line treatment, which is given when first-line treatment does not work or ceases working. However, cancer therapies may be used from the point at which cancer is detected in its early stages (first line) onward. Whenever the first-line therapy fails or the process is unsuccessful, second-line therapy may be administered, such as additional rounds of chemotherapy, radiation and antibody drugs or a combination of these treatments. If second-line therapies fail, patients are generally given the opportunity to receive third-line therapies, which tend to be more novel therapies. Our current clinical trials generally require that patients have received chemotherapy prior to enrollment and are primarily directed to third-line use. Depending upon the outcome of current trials, we or our collaborators may conduct future clinical trials using cell therapies for first-line therapy, but clinical trials might not be approved or if approved such trials might not lead to regulatory approval. If our cell therapies only receive third-line or second-line approval, the patient population into which we or our collaborators can supply our cell therapies will be significantly reduced, which may limit commercial opportunities.

In addition, our patient population may be derived from those who have previously failed checkpoint therapy, which may result in tumor resistance mechanisms which also impart resistance to our cell therapies and hence may reduce the effectiveness of our cell therapies.

We currently have a limited marketing and sales organization and have no experience in marketing products.

As an organization, we have never marketed or supplied commercial pharmaceutical or biologic products or therapies. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We do not currently have a sales force and will need to hire and develop the sales function and associated support network if we are to supply cell therapies on a commercial basis. As our cell therapies proceed through clinical programs, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain suitably skilled and experienced marketing and sales personnel. This process may result in additional delays in bringing our cell therapies to market or in certain cases require us to enter into alliances with third parties in order to do so. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or even if we are able to do so, that they will result in effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from cell therapy sales may be lower than if we had commercialized our cell therapies ourselves. We also face significant competition in our search for third parties to assist us with the sales and marketing efforts of our cell therapies. Such competition may also result in delay or inability to supply cell therapies to particular countries or territories in the world which in turn will restrict the revenue that can be obtained from any cell therapy. Any inability on our part to develop in-house sales and commercial distribution capabilities or to establish and maintain relationships with third-party collaborators that can successfully commercialize any cell therapy in the United States or elsewhere will have a materially adverse effect on our business and results of operations.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for cell therapies.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, national and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Risks Related to Government Regulation

Regulatory authorities may impose a hold on our clinical trials.

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

The FDA regulatory process can be difficult to predict, in particular whether for example, accelerated approval processes are available or further unanticipated clinical trials are required will depend on the data obtained in our ongoing clinical trials.

The regulatory approval process and the amount of time it takes us to obtain regulatory approvals for our cell therapies will depend on the data that are obtained in our ongoing clinical trials and in one or more future registration or pivotal clinical trials. We may attempt to seek approval on a per indication basis for our cell therapies on the basis of a single pivotal trial or on the basis of data from a Phase 2 trial. While the FDA requires in most cases two adequate and well-controlled pivotal clinical trials to demonstrate the efficacy of a product candidate, a single trial with other confirmatory evidence may be sufficient where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically difficult. Depending on the data we obtain, the FDA or other regulatory authorities may require additional clinical trials to be carried out or further patients to be treated prior to the granting of any regulatory approval for marketing of our cell therapies. It is difficult for us to predict with such a novel technology exactly what will be required by the regulatory authorities in order to take our cell therapies to market or the timeframes under which the relevant regulatory approvals can be obtained.

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

We may be unable to obtain breakthrough or similar designations for our cell therapies or maintain the benefits associated with such designations.

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

We have obtained RMAT designation (Regenerative Medicine Advanced Therapy designation) from the FDA for ADP-A2M4 for the treatment of synovial sarcoma. We may apply for similar status or accelerated programs in other countries and for other of our products and indications. However, given the novel nature of our cell therapies, it is difficult for us to predict whether the FDA or other regulatory authorities will approve such requests or what further clinical or other data may be required to support an application for such accelerated approval procedures.

Breakthrough therapy designation does not change the standards for product approval. Additionally, other treatments from competing companies may obtain the designations and impact our ability to develop and commercialize our SPEAR T-cells, which may adversely impact our business, financial condition or results of operation.

We may also seek accelerated approval under the FDA’s fast track and accelerated approval programs, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs granted accelerated approval, post-marketing confirmatory trials have been required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence. Moreover, the FDA may withdraw approval of our cell therapy or indication approved under the accelerated approval pathway if, for example:

●	the trial or trials required to verify the predicted clinical benefit of our cell therapy fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug;
●	other evidence demonstrates that our cell therapy is not shown to be safe or effective under the conditions of use;
●	we fail to conduct any required post approval trial of our cell therapy with due diligence; or
●	we disseminate false or misleading promotional materials relating to the relevant cell therapy.

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

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

●	the benefit:risk balance of the medicinal product is positive;
●	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
●	unmet medical needs will be fulfilled; and

●	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing authorization application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In Europe, the orphan exclusivity may be lost vis-à-vis another drug in cases the manufacturer is unable to assure sufficient quantity of the drug to meet patient needs or if that other product is proved to be clinically superior to the approved orphan product. A drug is clinically superior if it is safer, more effective or makes a major contribution to patient care.

As a result of Brexit, as of 1 January 2021, incentives related to an orphan designation granted in the EU are limited to the EU and Ireland, but not Great Britain (England, Wales and Scotland). The competent authority in the UK (MHRA) will review applications for orphan designation at the time of a marketing authorization, and has announced that it will offer incentives in the form of market exclusivity and full or partial refunds for marketing authorization fees to encourage the development of medicines in rare diseases.

There can be no assurance that any of our cell therapies will be eligible for orphan drug designation in the United States or in other jurisdictions or that it will obtain orphan drug marketing exclusivity upon approval or that we will not lose orphan drug designation for ADP-A2M4. Inability to obtain orphan drug designation for a specific cell therapy or loss of such designation for ADP-A2M4 in the future would prevent any ability to take advantage of the financial benefits associated with orphan drug designation and would preclude us from obtaining marketing exclusivity upon approval, if any. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. The extent of market exclusivity which is obtained may also be affected if the indication for any relevant registration or pivotal trial is narrower than the orphan designation granted. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

The production of cell therapies is highly regulated and subject to constant inspection. The regulatory environment may also change from time to time. Any failure to comply with regulatory requirements, whether in the United States or in other countries in which our cell therapies are supplied, may result in investigation by regulatory authorities, suspension of regulatory authorizations and, as a result, suspension of clinical programs or ability to supply any of our cell therapies and potentially significant fines or other penalties being imposed in relation to any breach. Any failure may also harm our reputation and impact our ability going forward to obtain regulatory approvals for other cell therapies or require us to undertake additional organizational changes to minimize the risk of further breach. A failure to comply may apply to any part of our business, for example, to the processes used for manufacture of our cell therapies (including the reliability of the process) or to the processes used for treatment of patients (including tracking of patient product and supply of patient specific product).

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, anti-money laundering laws, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-

corruption laws or Trade Control laws by United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Such restrictions under applicable federal and state healthcare laws and regulations include the following the Anti-Kickback Statute, the Healthcare Reform Act, the False Claims Act, or FCA, federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Physician Payment Sunshine Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA)

Violation of any of the laws described above or any other governmental laws and regulations may result in penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, the exclusion from participation in federal and state healthcare programs and imprisonment. Furthermore, efforts to ensure that business activities and business arrangements comply with applicable healthcare laws and regulations can be costly for manufacturers of branded prescription products. Additionally, if we are found in violation of one or more of these laws our business, results of operations and financial condition may be adversely affected.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the EU may be a continued source of instability in international markets and currency exchange rate volatility, and could materially and adversely affect our business, financial condition, results of operations and prospects.

In June 2016, the United Kingdom voted in a referendum to leave the EU (commonly referred to as “Brexit”). On March 29, 2017, the United Kingdom formally notified the Council of the EU of its intention to leave the EU. Following negotiations on the terms of the United Kingdom’s exit from the EU, a withdrawal agreement (“Withdrawal Agreement”) setting out the terms of the exit was entered into on January 24, 2020. The Withdrawal Agreement became effective, and the United Kingdom formally left the EU, on January 31, 2020. Although the United Kingdom officially exited the EU, the pre-January 31, 2020 legal status quo continued during a “transition period,” which expired on December 31, 2020.

On December 24, 2020, the United Kingdom and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction and certain other provisions around trade and cooperation more generally between the U.K. and EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement or otherwise, would prevent us from commercializing any product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or the EU for any product candidates we may develop, which could significantly and materially harm our business

Whilst a Trade and Cooperation is now in place there may be continued uncertainty in relation to the transition of goods and services across the EU/U.K. border, the ability to recruit and hire staff from the EU and the regulatory process in the U.K. There may also be continued market volatility as a result of Brexit. Adequacy provisions relating to the transfer of personal data between the EU and UK have not yet been provided or agreed which provides uncertainty on the mechanism applicable to transfer of personal data from the EU to our UK and US facilities. There remains uncertainty as to how regulatory processes will work in the UK and between the EU and the UK including in relation to the release of end product for use in the UK and EU and the mechanism permitting release of product by a qualified person. We are also seeing certain goods being delayed at the UK or EU border and general uncertainty as to the requirements for import and export of goods to and from the EU and UK.

Given certain regulatory authorizations within the EU can only be held by entities located in the EU, we have set up an EU subsidiary, Adaptimmune B.V.. This subsidiary currently holds orphan designation for our ADP-A2M4 product. We have also set up a third party to act as a qualified person to release product for use in the EU and ensure we can continue to treat patients in our EU clinical trials. Additional resources and requirements may be required to enable us to continue to hold required authorizations including marketing authorization in the EU and to commercialize our cell therapies in the EU.

The ultimate impact of Brexit on our business operations could vary depending on the details of such agreement(s) and, while negotiations are still underway, Brexit could significantly affect the financial, trade, regulatory and legal landscape in the United Kingdom, and could have a material impact on its economy and the future growth of its various industries, including the pharmaceutical and biotechnology industries. Further, Brexit could lead to legal uncertainty and regulatory divergence between the United Kingdom and the EU. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the EU will have and how such withdrawal will affect us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Reliance Upon Third Parties

We rely on Universal Cells Inc. in relation to the performance of collaboration agreements between us and Universal Cells Inc. for the further development of ‘off-the-shelf’ cell therapies.

Development of allogeneic T-cell therapies and our ability to commercialize those allogeneic T-cell therapies may depend heavily on the performance of Universal Cells under the ongoing collaboration (the "Universal Cells Collaboration") and payments made by Universal Cells to us in relation to such development. In particular:

●	Research funding, development or sales milestones or product royalties or any other sums might not become due or payable to us at any time or on the time frames currently expected under the Universal Cells Collaboration.
●	Universal Cells has a right to terminate programs under the Universal Cells Collaboration and the agreement in whole or in part for convenience, on provision of prior written notice. Termination may impact not only our requirement for additional investment or capital but also the timeframes within which current research and development programs (including clinical programs) can be performed or whether we can continue to perform those research and development programs at all. Termination may also impact our ability to access and use certain Universal Cells technology within our own allogeneic platform and products arising from that platform.
●	Any research or development plan agreed upon between Universal Cells and us may be delayed (including as a result of the impact of the COVID-19 pandemic) or may be unsuccessful or fail to result in therapies that are feasible for further development or commercialization.
●	The timing for commercialization of any products under the Universal Cells Collaboration is currently unknown and will depend on the targets selected , the type of allogeneic T-cell therapy being developed and the timing of performance of obligations under the Collaboration agreement.
●	Changes to the development plans or agreement may impact the timing and extent of milestone payments, the amount of research funding received, the nature of the relationship with Universal Cells or the scope of the collaboration.
●	Delay in performance of responsibilities under any research or development plan could impact our ability to progress T-cell therapies through research and development, including where Universal Cells delays the performance of any of its responsibilities.

●	Universal Cells has the ability to influence or control certain decisions relating to the development of therapies covered by the Universal Cells Collaboration. This ability could result in delays to the research and development programs covered by the collaboration or changes to the scope of those programs, including the disease indications relevant to such clinical programs.

We rely heavily on ThermoFisher and the technology that we license from them.

The ability to use the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells is important to our ongoing ability to offer SPEAR T-cells. In December 2012, we entered into a series of license and sub-license agreements with Life Technologies Corporation (now part of ThermoFisher Scientific Inc (“Thermofisher”)), such agreements having been amended as of November 2019. These agreements provide us with a field-based non-exclusive license under certain intellectual property rights owned or controlled by ThermoFisher in relation to the methods of use of the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells and enable transfection of the T-cells with any TCR genes to manufacture our TCR products and use and sell those TCR products to treat cancer, infectious disease and/or autoimmune disease. We also have a field-based non-exclusive sub-license under certain other patents which cover the method of use of the Dynabeads® CD3/CD28 and are controlled by ThermoFisher under a head-license from the University of Michigan, the United States Navy and the Dana-Farber Cancer Institute.

In June 2016, we entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025.

ThermoFisher has the right to terminate the above described agreements for material breach or insolvency. On termination of the license agreements, the supply agreement will also automatically terminate. If ThermoFisher terminates the non-exclusive license, sub-license and supply agreements or otherwise refuses or is unable to supply the Dynabeads® product, we will have to seek an alternative source of the beads or develop an alternative process methodology to enable supply of our cell therapies. Should ThermoFisher change its process or make changes to its product, we may have to validate those changes to ensure there is no impact to our cell therapies. Such validation, including any comparability testing, will take additional time and resources.

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

We rely on a limited number of third-party manufacturers and third party service providers for clinical trial product supplies and services at each stage of the manufacturing process, and as a result we are exposed to the following risks (including where such third party risks arise as a result of the impact of COVID-19):

●	We may be unable to contract with manufacturers on commercially acceptable terms or at all because the number of potential manufacturers is limited and the FDA, EMA and other comparable foreign regulators must approve any replacement manufacturer, which would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, and develop substantially equivalent processes for, production of our cell therapies after receipt of any applicable regulatory approval.
●	We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.
●	Our third-party manufacturers might be unable to timely formulate and manufacture our cell therapies or produce the quantity and quality required to meet our clinical trial and commercial needs or to provide commercially viable product on the timelines we require or at all, which may necessitate a change in third-party manufacturers or a requirement to further develop internal capabilities, all of which may result in delays to clinical trials or to commercialization plans.

●	With any new manufacturing process or new CMO we will need to transfer the manufacturing process or new process to that CMO. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our cell therapies and obtain marketing approval for our cell therapies.
●	Introduction of new raw material or intermediate material manufacturers, such as CMOs for vectors, may require comparability testing to be carried out to show that the manufacturing process and end material is comparable to the currently used manufacturing process and/or material. Any inability to show comparability or delay in comparability testing may result in delays to the supply of the affected materials and as a result delays to clinical trials.
●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost. Even where CMOs fail to manufacture our cell therapies successfully, it may not be possible to achieve re-manufacture quickly or without expending resources or additional costs.
●	Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our cell therapies. In addition, contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.
●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA, and other comparable foreign regulators and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our cell therapies. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change a different process.
●	Our third party manufacturers may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis. This could delay or prevent release of our cell therapies and as a result delay clinical trials and patient treatment.
●	Our third-party manufacturers could breach or terminate their agreement with us.
●	Our third-party manufacturers may cease to be able to do business with us (whether for insolvency or other reasons, including takeover, merger or acquisition) at a time when we are unable to source such manufacture elsewhere or at our own manufacturing facility.
●	Increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors which are outside of our control or which may be imposed by our CMOs. For example, moving to commercial phase manufacture usually incurs increased cost and qualification requirements at our CMOs. Such costs may be prohibitive, or such activities may not be able to be performed within appropriate timelines.

●	Our collaborators or third party contract manufacturers may allocate their resources, materials, and services away from our cell therapy programs, for example, to utilize such assets on the research, development and manufacture of COVID-19 vaccines or therapies.

Certain of the components required for manufacturing of our cell therapies come from sole source or limited source suppliers.

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

We rely on third parties to conduct our clinical trials.

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

Risks Related to Our Intellectual Property

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

We may also be forced to defend our intellectual property rights in opposition proceedings in front of patent offices in order to obtain or continue to hold granted patent rights. Our inability to successfully defend our patents and patent applications in opposition proceedings may result in a reduction in the scope of protection offered by such patents or patent applications or alternatively the patents or patent applications may be revoked. Anonymous third party oppositions have been lodged against certain our European patents. None of these oppositions relate to any cases which claim any of our clinical candidates. These cases are scheduled to be heard either 2021 or 2022, and a decision may be appealed thereafter. We have filed an opposition to a granted European patents owned by Immatics and relating to a peptide binding TCR and use for T-cell therapy. The case is likely to likely be heard in 2022 and a decision may be appealed thereafter.

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

In addition, patents have a limited lifespan. In most countries, including the United States, the standard expiration of a patent is 20 years from the effective filing date. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If patent term extension is not available, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and non-clinical data, and then may be able to launch their product earlier than might otherwise be the case.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely, in part, on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Proceedings to enforce trade secrets can be cost prohibitive and we may be unable to prevent our competitors using our trade secrets.

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

General Business Risks

We depend upon our key personnel and our ability to attract and retain employees.

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our Chief Executive Officer; Dr. Helen Tayton-Martin, our Chief Business Officer; William Bertrand, our Chief Operating Officer; John Lunger, our Chief Patient Supply Officer, Dr. Elliot Norry, our Chief Medical Officer, and Gavin Wood, who was appointed as our Chief Financial Officer effective April 1, 2020. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all of our employees in the United Kingdom, these employment agreements provide for a mutual nine months’ notice period in the case of Dr. Tayton-Martin and Mr. Wood; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the United States, the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger and Dr. Norry must provide 60 days’ written notice and our senior vice-presidents must provide 30 days’ written notice. This means that any of our employees in the United States, except for Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger, Dr. Norry and our senior vice-presidents, could leave our employment at any time, with or without notice.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had 462 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing growth activities and the resourcing of replacement employees in the event employees leave. The ability to hire additional individuals and to integrate those individuals into the business may be more difficult whilst the COVID-19 pandemic is ongoing given the need for certain employees to work from home, the difficulty in providing adequate training and the inability to conduct interviews in person.

We expect to face intense competition, which may be from companies with greater resources and experience than we have.

The pharmaceutical industry, and the immuno-oncology industry specifically, is highly competitive and subject to rapid developments in treatment options. Competitors include large global pharmaceutical companies, biotechnology companies, specialty immune-therapy companies and universities and research organizations, whether alone or in collaboration with other entities. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and may also be able to progress clinical candidates through clinical studies quicker than we are able to. Mergers and acquisitions within the pharmaceutical and biotechnology industry can also result in resources being concentrated within our competitors. Our competitors may also have better developed commercialization capabilities and already established sales forces and manufacturing capability.

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

Risks Related to Ownership of our American Depositary Shares (ADSs)

The market price and trading volume of our ADSs may be volatile.

Many factors may have a material adverse effect on the market price of the ADSs, including but not limited to:

●	the commencement, enrollment or results of our planned clinical trials;
●	the loss of any of our key scientific or management personnel;
●	announcements of the failure to obtain regulatory approvals or receipt of a complete response letter from the FDA;
●	announcements of undesirable restricted labeling indications or patient populations, or changes or delays in regulatory review processes;
●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws or regulations applicable to SPEAR T-cells;
●	any adverse changes to our relationship with licensors, manufacturers or suppliers;
●	the failure of our testing and clinical trials;
●	unanticipated safety concerns;
●	the failure to retain our existing, or obtain new, collaboration partners;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	the achievement of expected product sales and profitability;
●	the failure to obtain reimbursements for SPEAR T-cells, if approved for marketing, or price reductions;
●	manufacture, supply or distribution shortages;
●	acquisitions or mergers and business deals announced by our competitors;
●	the progress of competing treatment options and products or advent of new products which could impact the uptake or commercial value of our cell therapies;
●	actual or anticipated fluctuations in our operating results;
●	our cash position;
●	changes in financial estimates or recommendations by securities analysts;
●	potential acquisitions;

●	the trading volume of ADSs on the Nasdaq Global Select Market (“ Nasdaq”);
●	sales of our ADSs by us, our executive officers and directors or our shareholders in the future;
●	general economic and market conditions and overall fluctuations in the U.S. equity markets including as resulting from the COVID-19 outbreak and economic effects of such outbreak; and
●	changes in accounting principles.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. In addition, we have registered an aggregate of 151,248,915 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of December 31, 2020, an aggregate of 53,554,476 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our insurance costs have increased, particularly for directors and officers liability insurance, and we may be required to incur further substantial increased costs to maintain the same or similar coverage or be forced to accept reduced coverage in future. To the extent these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business or increase the requirement for future financing. These laws and regulations could also make it more difficult and expensive for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of the ADSs from Nasdaq, fines, sanctions and other regulatory action and potentially civil litigation.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. In addition, it is not entirely clear how to apply the income test to a company like us, which for any particular taxable year may have gross income that is either entirely passive or that significantly exceeds any active gross income, but the overall losses of which from research and development activities exceed the overall amount of its gross income for that year. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, although not free from doubt, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2020. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes the facilities we lease as of December 31, 2020, including the location and size of the facilities, and their primary use.

Location	Approximate Square Feet	Primary Usage	Lease Expiration Dates

Abingdon, Oxfordshire, United Kingdom	67,140	Corporate headquarters, Research, Development, Process development, Manufacturing, Administration	October 2041

Abingdon, Oxfordshire, United Kingdom	46,017	Manufacturing, Process Development, Research	October 2041

Philadelphia, Pennsylvania, United States	47,700	Manufacturing, Process Development, Research	October 2031

Stevenage, Hertfordshire, United Kingdom	2,642	Administration	December 2023

As of December 31, 2020, all of the above sites were utilized by the Company with the exception of our facilities in Abingdon, Oxfordshire, of 46,017 square feet, which are not currently occupied after completion of external works in November 2018.

We believe that our existing facilities are adequate for our near-term needs, but we expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space will be available as required in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

As of December 31, 2020, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

Our ADSs have been listed on The Nasdaq Global Select Market since May 6, 2015 and are traded under “ADAP”. Each ADS represents six ordinary shares. As of February 24, 2021, there were approximately 27 holders of record of our ordinary shares, par value £0.001 per share, and approximately eight holders of record of our ADSs. The closing sale price per ADS on Nasdaq on February 24, 2021 was $5.99.

Equity Compensation Plans

For information about our equity compensation plans, see Part III, Item 11, below

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2020.

Company Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2020.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our ADSs shall not be deemed “filed” with the Securities and Exchange Commission or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total shareholder return on our ADSs with that of the Nasdaq Biotech Index and the Nasdaq Composite Index for the period that our ADSs were publicly traded, which commenced on May 6, 2015. We selected the Nasdaq Biotech Index because our ADSs trade on The Nasdaq Global Select Market and we believe this indicates our relative performance against a group consisting of more similarly situated companies.

Item 6.   Selected Financial Data

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A. “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors and have seen responses in six solid tumors in clinical trials.

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include Specific Peptide Enhanced Affinity Receptor (“SPEAR”) T-cells, which use genetically engineered T-cell receptors; next generation T-cell Infiltrating Lymphocytes (“TiLs”) where a patient’s own T-cells are co-administered with our next generation technology, and HLA-independent TCRs (“HiTs”) where surface proteins are targeted independently of the peptide-HLA complex.

Clinical Pipeline Progress

We have multiple clinical trials ongoing:

●	SPEARHEAD-1 Phase 2 Trial with ADP-A2M4: A registration directed Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Subject to the successful conclusion of the SPEARHEAD-1 trial during the first half of 2021 and approval of a Biologics License Application (“BLA”) by the FDA we plan to commercially launch ADP-A2M4 in 2022 for treatment of synovial sarcoma.

●	SPEARHEAD-2 Phase 2 Trial with ADP-A2M4: A Phase 2 trial combining ADP-A2M4 with pembrolizumab in patients with head and neck cancer expressing the MAGE-A4 antigen is underway at clinical sites in the United States.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cells, ADP-A2M4CD8, focusing on treatment of patients with lung, gastroesophageal, head and neck and bladder cancers in which the MAGE-A4 antigen is expressed. Based on the responses seen in the Phase 1 clinical trial using ADP-A2M4 and initial responses seen in the SURPASS trial, we are planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric (“EGJ”) cancers in mid-2021.

●	ADP-A2AFP Phase 1 Trial: We continue treating patients in our Phase 1, open-label, dose-escalation trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen.

●	ADP-A2M4 Phase 1 Trial – Radiation Sub-study: Our Phase 1 clinical trial of ADP-A2M4 in urothelial, melanoma, head and neck, ovarian, non-small cell lung, esophageal and gastric, synovial sarcoma and MRCLS cancers has now completed enrollment. A radiation sub-study of this trial continues to enroll patients and is assessing whether low-dose radiation enhances T-cell tumor trafficking and responses.

COVID-19 pandemic and Our Business

During the COVID-19 pandemic we have continued to focus on ensuring the safety or our work force whilst continuing the work we do to make our therapies available to people with cancer. Our facilities in the U.S. and U.K. remain open to support critical manufacturing and scientific activities. Where our employees do not need to come into the facilities to perform critical activities, those employees are working from home.

The pandemic has created challenges for conducting clinical trials and we continue to work with our clinical sites to enroll and treat patients at the earliest possible time particularly given that many of our patients have late stage cancer. Certain clinical sites have chosen to postpone treatment of patients or participation in trials whilst the pandemic is impacting resources at those sites. We also anticipate increasing challenges around our supply chain. Many of the materials and consumables we require for manufacture and supply of products and also for research are also required for manufacture of COVID-19 vaccines and as a result will be prioritized to meet vaccine supplies.

We will continue to adjust our working practices as the pandemic progresses to ensure we can continue to treat people with cancer as quickly and as effectively as possible.

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

The Astellas Collaboration Agreement

On January 13, 2020, the Company entered into a collaboration agreement with Astellas. The Company received a $50.0 million non-refundable upfront payment in January 2020 after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

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

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development expenses consist principally of the following:

●	salaries for research and development staff and related expenses, including benefits;

●	costs for production of preclinical compounds and drug substances by contract manufacturers;
●	fees and other costs paid to contract research organizations in connection with additional preclinical testing and the performance of clinical trials;
●	costs associated with the development of a process to manufacture and supply our lentiviral vector and cell therapies for use in clinical trials;
●	costs to develop manufacturing capability at our U.S. facility for manufacture of cell therapies for use in clinical trials;
●	costs relating to facilities, materials and equipment used in research and development;
●	costs of acquired or in-licensed research and development which does not have alternative future use;
●	costs of developing assays and diagnostics;
●	an allocation of indirect costs clearly related to research and development;
●	amortization and depreciation of property, plant and equipment and intangible assets used to develop our cells therapies; and
●	share-based compensation expenses.

These expenses are partially offset by:

●	reimbursable tax and expenditure credits from the U.K. government.

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

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, which depends upon the timing of initiation of clinical trials and the rate of enrollment of patients in clinical trials. The duration, costs, and timing of clinical trials and development of our cell therapies will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing as well as any additional clinical trials and other research and development activities;

●	uncertainties in clinical trial enrollment rates;
●	future clinical trial results;
●	significant and changing government regulation;
●	the timing and receipt of any regulatory approvals; and
●	supply and manufacture of lentiviral vector and cell therapies for clinical trials.

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

General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including benefits;
●	business development expenses, including travel expenses;
●	professional fees for auditors, lawyers and other consulting expenses;
●	costs of facilities, communication, and office expenses;
●	cost of establishing commercial operations;
●	information technology expenses;
●	amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and
●	share-based compensation expenses.

Other Income (Expense), Net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S. dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Since July 1, 2019, the intercompany loan has been considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

Our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet forthcoming expenditure in U.S. dollars and pounds sterling. To date, we have not used hedging contracts to manage exchange rate exposure, although we may do so in the future.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019, together with the changes to those items (in thousands):

	Year ended
	December 31,
	2020	2019	Increase/decrease
Revenue	$3,958	$1,122	$2,836	253%
Research and development (including losses accrued on firm purchase commitments of $- and $5,000)	(91,568)	(97,501)	(5,933)	(6)%
General and administrative expenses	(45,795)	(43,391)	2,404	6%
Total operating expenses	(137,363)	(140,892)	(3,529)	(3)%
Operating loss	(133,405)	(139,770)	6,365	(5)%
Interest income	2,313	2,772	(459)	(17)%
Other income, net	1,162	75	(1,087)	(1,449)%
Loss before income taxes	(129,930)	(136,923)	(6,993)	(5)%
Income taxes	(162)	(242)	(80)	(33)%
Loss for the period	$(130,092)	$(137,165)	$(7,073)	(5)%

Revenue

Revenue increased by $2.9 million to $4.0 million in the year ended December 31, 2020 compared to $1.1 million for the year ended December 31, 2019 due to an increase in development activities under our collaboration agreements.

We expect that revenues will increase in future periods as the Company increases development activities on the first target under the Astellas Collaboration Agreement and as further targets are nominated.

Research and development expenses

Research and development expenses decreased by $5.9 million to $91.6 million for the year ended December 31, 2020 from $97.5 million for the year ended December 31, 2019. Our research and development expenses comprise the following (in thousands):

	Year ended
	December 31,
	2020	2019	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$64,308	$63,240	$1,068	2%
Subcontracted expenditure	33,744	32,788	956	3%
Manufacturing facility expenditure	7,652	6,754	898	13%
Accrued purchase commitments	—	5,000	(5,000)	(100)%
Share-based compensation expense	4,417	3,812	605	16%
In-process research and development costs	889	4,556	(3,667)	(80)%
Reimbursements receivable for research and development tax and expenditure credits	(19,442)	(18,649)	(793)	4%
	$91,568	$97,501	$(5,933)	(6)%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net decrease in our research and development expenses of $5.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

●	an increase of $1.1 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, primarily due to an increase in employee compensation in the year ended December 31, 2020, which was partially offset by lower consumables costs and a reduction in travel costs as a result of COVID-19;
●	an increase of $1.0 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses, largely driven by an increase in clinical trial patient costs;
●	a decrease of $5.0 million in accrued purchase commitments, which relate to the supply of the Dynabeads® CD3/CD28 technology. In the year ended December 31, 2019, management considered that there was sufficient uncertainty surrounding the utility of the Dynabeads resulting in the purchase commitment being recognized in research and development expenses; and
●	a decrease of $3.7 million in payments for in-process research and development as a result of our entering into a collaboration agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. and Noile-Immune Biotech Inc. in the year ended December 31, 2019, offset by milestones payable to Universal Cells under our amended existing agreement in the year ended December 31, 2020

Our subcontracted costs for the year ended December 31, 2020 were $33.7 million, compared to $32.8 million in the same period of 2019. This includes $22.3 million directly associated with our ADP-A2M4, ADP-A2M4CD8, ADP-A2AFP and ADP-A2M10 SPEAR T-cells and $11.4 million of other costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our research and development capabilities and as we progress towards regulatory approval of our first SPEAR T-cell product.

General and administrative expenses

General and administrative expenses increased by $2.4 million to $45.8 million for the year ended December 31, 2020 compared to $43.4 million in the same period in 2019. Our general and administrative expenses comprise the following (in thousands):

	Year ended
	December 31,
	2020	2019	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$25,408	$25,911	$(503)	(2)%
Other corporate costs	15,586	11,145	4,441	40%
Share-based compensation expense	5,997	7,241	(1,244)	(17)%
Reimbursements	(1,196)	(906)	(290)	32%
	$45,795	$43,391	$2,404	6%

The net increase in our general and administrative expenses of $2.4 million for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the following:

●	an increase of $4.4 million in other corporate costs due to increased professional fees, insurance costs, investment in our IT systems, and costs associated with the buildout of our commercial capabilities; offset by
●	a decrease of $1.2 million in share-based compensation expense due to option forfeitures.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Interest income

Interest income decreased by $0.5 million to $2.3 million for the year ended December 31, 2020 compared to $2.8 million for the year ended December 31, 2019. Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization/accretion of the premium/discount on purchase of the debt securities. Amortization on available-for-sale debt securities for the year ended December 31, 2020 was $3.8 million compared to accretion of $0.2 million for the year ended December 31, 2019.

Other income, net

Other income, net was $1.2 million for the year ended December 31, 2020 compared to $0.1 million for the year ended December 31, 2019. Other income, net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, and intercompany loans held in U.S. dollars by our U.K. subsidiary other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future.

Income taxes

Income tax expense decreased to $162,000 for the year ended December 31, 2020 from $242,000 for the year ended December 31, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Years Ended December 31, 2019 and 2018

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

The revenue recognized for the year ended December 31, 2019 was due to development work of products to the third target nominated by GSK under the Collaboration and License Agreement. The development and license revenue for the year ended December 31, 2018 was recognized due to the performance under the NY-ESO transition program and the PRAME development plan, which were completed in 2018.

Research and development expenses

Research and development expenses decreased by $0.8 million to $97.5 million for the year ended December 31, 2019 from $98.3 million for the year ended December 31, 2018. Our research and development expenses comprised the following (in thousands):

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

The net decrease in our research and development expenses of $0.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the following:

●	an increase of $2.7 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, due to a combination of factors including wage inflation, increased temporary staff costs, and an increase in the average number of employees engaged in research and development from 320 to 322;
●	a decrease of $8.8 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses. This was primarily driven by a decrease in subcontracted expenses and clinical trial costs due to the transfer of NY-ESO to GSK in 2018;
●	an increase in expenditure of $1.9 million on manufacturing due to increased activity at our U.S. facility in Philadelphia and the development of a dedicated vector manufacturing capability in Stevenage, Hertfordshire, United Kingdom;
●	an increase of $5.0 million in accrued purchase commitments, which relate to the supply of the Dynabeads® CD3/CD28 technology. Management considered that there was sufficient uncertainty surrounding the future utility of the Dynabeads, which was dependent upon current clinical trial plans, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the purchase commitment being recognized in research and development expenses in the year ended December 31, 2019. Further details of the purchase commitment can be found in Note 9 of the Consolidated Financial Statements;
●	a decrease of $4.5 million in share-based compensation expense due to forfeitures of share options;
●	an increase of $4.3 million in payments for in-process research and development after entering into collaboration agreements relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. on May 14, 2019 and with Noile-Immune Biotech, Inc. on August 26, 2019; and

●	an increase in reimbursements for research and development tax and expenditure credits and government grants of $1.4 million due to an increase in eligible R&D expenditure and more costs falling within the UK SME R&D scheme.

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

Other income (expense), net

Other income (expense), net was income of $0.1 million for the year ended December 31, 2019 compared to an expense of $15.5 million for the year ended December 31, 2018. Other income (expense), net relates to unrealized foreign exchange gains and losses on cash and cash equivalents, and intercompany loans held in U.S. dollars by our U.K. subsidiary other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future. Beginning on July 1, 2019, the intercompany loan was considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

Income taxes

Income tax expense decreased to $242,000 for the year ended December 31, 2019 from $497,000 for the year ended December 31, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our GSK Collaboration and License Agreement, government grants and research and development tax and expenditure credits. From inception through to December 31, 2020, we have raised:

●	$853.8 million of proceeds from issues of equity, net of issue costs;
●	$202.3 million through collaborative arrangements with GSK and Astellas; and

●	$59.2 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of December 31, 2020, we had cash and cash equivalents of $56.9 million and Total Liquidity of $368.2 million. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2023.

During the year ended December 31, 2020, the Company incurred a net loss of $130.1 million, used cash of $53.6 million in its operating activities, and generated revenues of $4.0 million. The Company has incurred net losses in most periods since inception, and it expects to incur operating losses in foreseeable future periods.

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net cash used in operating activities	$(53,591)	$(112,507)	$(104,388)
Net cash (used in) provided by investing activities	(278,924)	94,945	(17,457)
Net cash provided by financing activities	340,051	366	102,690
Cash, cash equivalents and restricted cash	61,484	54,908	72,476

Year ended December 31, 2020 compared to year ended December 31, 2019

Net cash used in operating activities decreased by $58.9 million to $53.6 million for the year ended December 31, 2020 from $112.5 million for the year ended December 31, 2019. The net cash used in operating activities in the year end December 31, 2020 was significantly reduced by the $50.0 million upfront payment from Astellas in January 2020 upon entering into the Astellas Collaboration Agreement and an increase in the U.K. R&D tax credits received in the year ended December 31, 2020 compared to the year ended December 31, 2019.

Year ended December 31, 2019 compared to year ended December 31, 2018

Net cash used in operating activities increased by $8.1 million to $112.5 million for the year ended December 31, 2019 from $104.4 million for the year ended December 31, 2018. Net cash used in operating activities was significantly impacted by the timing of milestone payments received from GSK under the GSK Collaboration and License Agreement. In the year ended December 31, 2019, we received $3.2 million of milestone payments from GSK compared to $30.2 million in the year ended December 31, 2018. Excluding cash inflows from the GSK milestone payments and the associated VAT, the cash used in operations decreased in the year ended December 31, 2019. This was primarily due to higher subcontracted expenditure being incurred in 2018 under the GSK Collaboration Agreement.

Components of cash flows from operating activities

Net cash used in operating activities of $53.6 million for the year ended December 31, 2020 comprised a net loss of $130.1 million offset by noncash items of $20.5 million and $56.0 million of favorable changes in operating assets and liabilities. The noncash items consisted primarily of depreciation expense on plant and equipment of $6.6 million, amortization of intangibles of $1.0 million, share-based compensation expense of $10.4 million, amortization of marketable securities of $3.8 million, offset by unrealized foreign exchange gains of $1.3 million.

Net cash used in operating activities of $112.5 million for the year ended December 31, 2019 comprised a net loss of $137.2 million offset by noncash items of $20.0 million and $4.7 million of favorable changes in operating assets and liabilities. The noncash items consisted primarily of depreciation expense on plant and equipment of $7.2 million, amortization of intangibles of $0.8 million, share-based compensation expense of $11.1 million, and unrealized foreign exchange losses of $1.1 million.

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

Investing Activities

Net cash used in investing activities was $278.9 million for the year ended December 31, 2020 compared to net cash provided by investing activities of $94.9 million for the year ended December 31, 2019, and net cash used in investing activities of $17.5 million for the year ended December 31, 2018. The Company invests surplus cash and cash equivalents in marketable securities. Cash used in investing activities increased in the year ended December 31, 2020, because the Company invested surplus cash, including net proceeds from issuance of shares in marketable securities. Investment in marketable securities of $381.0 million was offset by $105.0 million from maturity or redemption of marketable securities in the year ended December 31, 2020.

Net cash provided by investing activities in the year ended December 31, 2019 included purchases of property and equipment of $1.6 million, acquisition of intangibles of $1.5 million, investment in marketable securities of $27.3 million, offset by cash inflows from maturity or redemption of marketable securities of $125.3 million. The Company invests surplus cash and cash equivalents in marketable securities. In the year ended December 31, 2019, the investments in marketable securities were reduced to fund the Company’s ongoing operations.

Net cash used in investing activities in the year ended December 31, 2018, included purchases of property and equipment of $3.9 million, acquisition of intangibles of $0.8 million, and investment in marketable securities of $150.8 million, offset by cash inflows from maturity or redemption of marketable securities of $138.0 million. In the year ended December 31, 2018, the Company invested surplus cash, including net proceeds from issuance of shares in marketable securities.

Financing Activities

Net cash provided by financing activities was $340.1 million, $0.4 million and $102.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net cash provided by financing activities for the year ended December 31, 2020 consisted of net proceeds from public offerings of $334.4 million and proceeds from exercise of share options of $5.7 million.

Net cash provided by financing activities for the year ended December 31, 2019 consisted of proceeds from exercise of share options of $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2018 consisted of net proceeds of $99.7 million raised through a registered direct offering and proceeds from exercise of share options of $3.0 million.

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

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$56,882	$50,412
Marketable securities - available-for-sale debt securities	311,335	39,130
Total Liquidity	$368,217	$89,542

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

Contractual Obligations

The following table summarizes our contractual commitments and obligations as of December 31, 2020 (in thousands):

	Payments due by period
		Less than			More than 5
	Total	1 year	1 - 3 years	3 - 5 years	years
Operating lease obligations(1)	$30,008	$4,326	$8,498	$8,070	$9,114
Purchase obligations(2)(3)	13,927	6,334	7,593	—	—
Total contractual cash obligations	$43,935	$10,660	$16,091	$8,070	$9,114

(1) Operating lease obligations primarily consists of minimum lease payments under non-cancellable leases for laboratory and office property in Oxfordshire, United Kingdom, and Philadelphia, United States. Further details of our operating leases are provided in Item 2 and in Note 8 of Item 16 of this Annual Report.

(2) Purchase obligations include signed orders for capital equipment, clinical materials and contract manufacturing, which have been committed but not yet received and committed funding under the MD Anderson strategic alliance.

(3) Future clinical trial expenses are not considered purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

Purchase obligations

In 2016, we entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer. We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as ADP-A2M4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we committed at least $19.6 million to fund studies. The Company made an upfront payment of $3.4 million to MD Anderson in the year ended December 31, 2017 and milestone payments of $2.3 million in the years ended December 31, 2018 and 2020, respectively. Payment of this funding is contingent on mutual agreement to study orders under the alliance agreement and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain.

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

In 2015, we entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. We paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and further milestone payments of $0.2 million and $0.9 million were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $37.6 million are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.

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

Revenue Recognition

Allocation of transaction price using the relative standalone selling price

Upfront payments are allocated between performance obligations using the Company's best estimate of the relative standalone selling price of the performance obligation. The relative standalone selling price is estimated by determining the market values of development and license obligations. As these inputs are not directly observable, the estimate is determined considering all reasonably available information including internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable, taking into account the different stage of development of each development program and adjusted-market data from comparable arrangements. This assessment involves significant judgment and could have a significant impact on the amount and timing of revenue recognition.

Determination of the cost to complete

Revenue allocated to performance obligations relating to provision of development activities is recognized using an estimate of the percentage of completion of the project based on the costs incurred on the project as a percentage of the total expected costs. The determination of the percentage of completion requires management to estimate the costs-to-complete the project. A detailed estimate of the costs-to-complete is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Determining the estimate of the cost-to-complete requires significant judgment and may have a significant impact on the amount and timing of revenue recognition. However, a 10% change in the cost-to-complete at December 31, 2020, would not have a significant impact on revenue recognized in the year ended December 31, 2020.

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

Deferred Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2020, we have deferred tax assets of $85.4 million, offset by deferred tax liabilities of $3.0 million and a valuation allowance of $82.4 million.

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

The U.S. subsidiary has generated taxable income since the fiscal year ended June 30, 2014 due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is forecast to generate taxable income in future periods. In determining whether the deferred tax asset is more-likely-than-not of being recognized, the Company has taken into account the short history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions. Several of the temporary deductible differences reverse over a long time period, such as those relating to share-based compensation expense, which the Company forecasts are likely to reverse over the next five years. The Company considers that forecasting taxable income beyond the next few years is very subjective due to the nature and extent of the development process subcontracted from the Company in the United Kingdom to the U.S. subsidiary. Less weight has been given to forecasts of taxable income beyond the next few years. The deferred tax asset arising in the United States is only considered more-likely-than-not of being realized to the extent that there are available reversing temporary taxable differences. The Company’s analysis is subject to estimates and judgments particularly relating to the timing of the reversal of temporary deductible differences for stock compensation expense and the availability of future taxable income beyond the next few years, which depend on the nature and extent of the subcontract development work performed by the U.S. subsidiary.

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

As of December 31, 2020, we held $311.3 million in marketable securities, with the aim of diversifying our investments and reducing credit risks. We have not entered into investments for trading or speculative purposes.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of December 31, 2020, the last business day of the reporting period, was £1.00 to $1.36.

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

Trade receivables were $0.1 million and $nil as of December 31, 2020 and 2019, respectively. Trade receivables arise in relation to the Astellas Collaboration Agreement and the GSK Collaboration and License Agreement. We have been transacting with Astellas since January 2020 and GSK since 2014, during which time no impairment losses have been recognized. No balances were past due as of December 31, 2020.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonably assurance of achieving their control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

KPMG, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Annual Report, has issued a report on the Company’s internal control over financial reporting as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

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

10.4*†

Collaboration and License Agreement, dated January 13, 2020, by and between Universal Cells, Inc. and Adaptimmune Limited (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020).

10.5*†

Amended and Restated Research Collaboration and License Agreement, dated January 13, 2020, by and between Adaptimmune Limited and Universal Cells, Inc. and effective as of November 25, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020).

10.6*†

First Amendment to Commercial Development and Supply Agreement, dated November 23, 2019, between Adaptimmune Limited and Life Technologies Corporation and effective as of November 18, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020).

10.7*†

Commercial Development and Supply Agreement, dated June 16, 2016, by and between Life Technologies Corporation and Adaptimmune Limited and effective as of June 1, 2016 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 8, 2016).

Exhibit Number	Description of Exhibit
10.8*†

Strategic Alliance Agreement, dated September 23, 2016, by and between Adaptimmune LLC and The University Of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.11 to our Form 10-Q filed with the SEC on November 10, 2016).

10.9*

Employment Agreement dated as of December 16, 2020 by and between Adaptimmune, LLC and Elliot Norry, and effective January 1, 2021, (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 16, 2020).

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

Exhibit Number	Description of Exhibit
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

10.25*

Service Agreement dated February 17, 2020, between Adaptimmune Limited and Gavin Wood, and effective April 1, 2020, (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on February 18, 2020).

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

14.1*	Code of Business Conduct and Ethics of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 14.1 to our Form 8-K filed with the SEC on July 20, 2017).

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

Exhibit Number	Description of Exhibit
31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*     Previously filed.

**   Filed herewith.

†     Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of this exhibit, including the redacted terms, has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in Oxfordshire, England, on February 25, 2021.

ADAPTIMMUNE THERAPEUTICS PLC

By:	/s/ Adrian Rawcliffe
	Name:	Adrian Rawcliffe
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adrian Rawcliffe and Gavin Wood, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on February 25, 2021, in the capacities indicated.

Signature	Title	Date

/s/ Adrian Rawcliffe	Chief Executive Officer and Director	February 25, 2021
Adrian Rawcliffe	(Principal Executive Officer)

/s/ Gavin Wood	Chief Financial Officer	February 25, 2021
Gavin Wood	(Principal Accounting and Financial Officer)

/s/ David M. Mott	Chairman of the Board of Directors	February 25, 2021
David M. Mott

/s/ Lawrence M. Alleva	Director	February 25, 2021
Lawrence M. Alleva

/s/ Ali Behbahani, MD	Director	February 25, 2021
Ali Behbahani, MD

/s/ Barbara Duncan	Director	February 25, 2021
Barbara Duncan

/s/John Furey	Director	February 25, 2021
John Furey

/s/ James Noble	Director	February 25, 2021
James Noble

/s/ Elliott Sigal, MD, PhD	Director	February 25, 2021
Elliott Sigal, MD, PhD

/s/ Tal Zaks, MD, PhD	Director	February 25, 2021
Tal Zaks, MD, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptimmune Therapeutics plc and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standard Codification Topic 842, Leases.

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

Allocation of transaction price to the performance obligations

As discussed in Note 3 to the consolidated financial statements, the Company recorded revenue of $3.96 million during the year ended 31 December 2020. As discussed in Note 2, the Company enters into revenue generating collaboration agreements with its customers, which contain multiple performance obligations. In determining revenue, the Company allocates the aggregate transaction price to the performance obligations depending on the relative standalone selling price of the performance obligations.

We identified the allocation of transaction price to the performance obligations as a critical audit matter. A high degree of subjective auditor judgement was required to evaluate certain key unobservable inputs used to determine the relative standalone selling price, specifically the market values of development and license obligations. The following are the primary procedures we performed to address this critical audit matter.

- We evaluated the design and tested the operating effectiveness of an internal control related to the revenue process, specifically the development of relative standalone selling prices.

-We evaluated the unobservable inputs listed above by comparing them to external sources, such as available information regarding industry pricing practices, and with historical agreements of a similar nature entered into by the Company.

Evaluation of estimation of costs to complete for Astellas collaboration agreement

As discussed in Note 3 to the consolidated financial statements, the Company recorded revenue of $3.96 million during the year ended 31 December 2020, a portion of which related to the Astellas collaboration agreement. As discussed in Note 2, for research and development activities carried out under the Astellas collaboration agreement, the Company recognizes revenue over time based on costs incurred compared to total expected costs for that project. This determination requires the company to estimate cost-to-complete, which is done at every reporting period based on the latest project plan and discussions with project teams.

We identified the evaluation of estimation of costs to complete for the Astellas collaboration agreement as a critical audit matter. A high degree of auditor judgement was involved in assessing the appropriateness of the costs to complete estimated by the company. The following are the primary procedures we performed to address this critical audit matter.

- We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the initial development and periodic reassessment of estimates of costs to complete.

- We evaluated factors used in determining the stage of completion, by assessing the Company’s assumptions underlying the estimate of total contract costs to be incurred and comparing them to similar research and development projects carried out by the Company.

- We compared the Company’s estimate of total contract costs to be incurred to the actual costs incurred to assess the Company’s ability to accurately estimate costs.

- We compared a selection of costs incurred to date to timesheet data or third-party costs to assess the accuracy of information used in determining revenue to be recognised.

-We inquired of the project manager and alliance director of the project to evaluate factors impacting the costs to complete, including progress to date and the estimate of remaining costs to be incurred

- We inspected minutes of Joint Steering Committee meetings between the Company and Astellas to evaluate factors impacting costs to complete and compared it with the outcome of the inquiries stated above.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

KPMG LLP

Reading, United Kingdom
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics Plc:

Opinion on Internal Control Over Financial Reporting

We have audited Adaptimmune Therapeutics plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Reading, United Kingdom
February 25, 2021

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$56,882	$50,412
Marketable securities - available-for-sale debt securities	311,335	39,130
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	139	—
Other current assets and prepaid expenses (including current portion of clinical materials)	29,796	30,947
Total current assets	398,152	120,489

Restricted cash	4,602	4,496
Clinical materials	—	2,503
Operating lease right-of-use assets, net of accumulated amortization	18,880	20,789
Property, plant and equipment, net of accumulated depreciation	27,778	31,068
Intangibles, net of accumulated amortization	1,730	2,198
Total assets	$451,142	$181,543

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,389	$6,357
Operating lease liabilities, current	2,773	2,493
Accrued expenses and other accrued liabilities	27,079	23,363
Deferred revenue, current	2,832	2,128
Total current liabilities	39,073	34,341

Operating lease liabilities, non-current	20,938	22,966
Deferred revenue, non-current	49,260	—
Other liabilities, non-current	644	598
Total liabilities	109,915	57,905

Contingencies and commitments — Note 10

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,038,249,630 authorized and 928,754,958 issued and outstanding (2019: 785,857,300 authorized and 631,003,568 issued and outstanding)	1,325	943
Additional paid in capital	935,706	585,623
Accumulated other comprehensive loss	(10,048)	(7,264)
Accumulated deficit	(585,756)	(455,664)
Total stockholders' equity	341,227	123,638

Total liabilities and stockholders’ equity	$451,142	$181,543

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Development revenue	$3,958	$1,122	$20,391
License revenue	—	—	39,114
Revenue	3,958	1,122	59,505
Operating expenses
Research and development (including losses accrued on firm purchase commitments of $0, $5,000 and $0)	(91,568)	(97,501)	(98,269)
General and administrative	(45,795)	(43,391)	(43,601)
Total operating expenses	(137,363)	(140,892)	(141,870)
Operating loss	(133,405)	(139,770)	(82,365)
Interest income	2,313	2,772	2,849
Other income (expense), net	1,162	75	(15,501)
Loss before income taxes	(129,930)	(136,923)	(95,017)
Income taxes	(162)	(242)	(497)
Net loss attributable to ordinary shareholders	$(130,092)	$(137,165)	$(95,514)

Net loss per ordinary share
Basic and diluted	$(0.15)	$(0.22)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	854,783,763	629,805,218	584,338,942

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Net loss	$(130,092)	$(137,165)	$(95,514)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0 and $0	(19,220)	(9,478)	8,260
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, $0 and $0	16,364	11,783	—
Unrealized gains (losses) on available-for-sale debt securities
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, $0 and $0	161	207	1,145
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0, $0 and $0	(89)	(13)	2,473
Total comprehensive loss for the period	$(132,876)	$(134,666)	$(83,636)

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

				Accumulated
				other		Total
	Common	Common	Additional	comprehensive	Accumulated	stockholders’
	stock	stock	paid in capital	(loss) income	deficit	equity
Balance as of January 1, 2018	562,119,334	$854	$455,401	$(21,641)	$(231,630)	$202,984
Cumulative effects of applying new accounting standards	—	—	—	—	8,645	8,645
Balance as of January 1, 2018 (adjusted)	562,119,334	854	455,401	(21,641)	(222,985)	211,629
Issuance of shares upon completion of registered direct offering	60,000,000	78	99,575	—	—	99,653
Issuance of shares upon exercise of stock options	5,334,936	7	3,030	—	—	3,037
Other comprehensive income	—	—	—	11,878	—	11,878
Share-based compensation expense	—	—	16,202	—	—	16,202
Net loss	—	—	—	—	(95,514)	(95,514)
Balance as of December 31, 2018	627,454,270	939	574,208	(9,763)	(318,499)	246,885
Issuance of shares upon exercise of stock options	3,549,298	4	362	—	—	366
Other comprehensive income	—	—	—	2,499	—	2,499
Share-based compensation expense	—	—	11,053	—	—	11,053
Net loss	—	—	—	—	(137,165)	(137,165)
Balance as of December 31, 2019	631,003,568	943	585,623	(7,264)	(455,664)	123,638
Issuance of shares upon exercise of stock options	11,401,390	14	5,649	—	—	5,663
Issuance of shares in the January Offering	126,000,000	165	78,451	—	—	78,616
Issuance of shares upon exercise of the overallotment for the January Offering	18,900,000	24	11,914	—	—	11,938
Issuance of shares in the June Offering	123,000,000	155	209,831	—	—	209,986
Issuance of shares upon exercise of the overallotment for the June Offering	18,450,000	24	33,824	—	—	33,848
Other comprehensive loss	—	—	—	(2,784)	—	(2,784)
Share-based compensation expense	—	—	10,414	—	—	10,414
Net loss	—	—	—	—	(130,092)	(130,092)
Balance as of December 31, 2020	928,754,958	$1,325	$935,706	$(10,048)	$(585,756)	$341,227

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(130,092)	$(137,165)	$(95,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,627	7,172	7,188
Amortization	967	838	622
Share-based compensation expense	10,414	11,053	16,202
Unrealized foreign exchange (gains) losses	(1,333)	1,076	9,747
Amortization (accretion) on available-for-sale debt securities	3,836	(185)	237
Other	(55)	(13)	2,473
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other operating assets	1,747	(1,436)	(5,162)
Decrease (increase) in non-current operating assets	2,458	(1,450)	742
Increase (decrease) in payables and other liabilities	3,867	5,508	(2,702)
Increase (decrease) in deferred revenue	47,973	2,095	(38,221)
Net cash used in operating activities	(53,591)	(112,507)	(104,388)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,341)	(1,592)	(3,910)
Acquisition of intangibles	(565)	(1,482)	(798)
Maturity or redemption of marketable securities	105,022	125,303	138,038
Investment in marketable securities	(381,040)	(27,284)	(150,787)
Net cash (used in) provided by investing activities	(278,924)	94,945	(17,457)

Cash flows from financing activities
Proceeds from issuance of shares in registered direct offering	—	—	99,653
Proceeds from issuance of shares in the January offering	78,616	—	—
Proceeds from issuance of shares upon exercise of the overallotment for the January Offering	11,938	—	—
Proceeds from issuance of shares in the June Offering	209,986	—	—
Proceeds from issuance of shares upon exercise of the overallotment for the June Offering	33,848	—	—
Proceeds from exercise of stock options	5,663	366	3,037
Net cash provided by financing activities	340,051	366	102,690

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(960)	(372)	3,335
Net increase (decrease) in cash, cash equivalents and restricted cash	6,576	(17,568)	(15,820)
Cash, cash equivalents and restricted cash at start of period	54,908	72,476	88,296
Cash, cash equivalents and restricted cash at end of period	$61,484	$54,908	$72,476

Supplemental cash flow information
Interest received	$6,216	$3,426	$3,114
(Amortization) accretion on available-for-sale debt securities	(3,836)	185	(237)
Income taxes paid	75	201	258

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $585,756,000 as of December 31, 2020.

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

(b)          Use of estimates in financial statements

The preparation of financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to revenue recognition, estimation of the incremental borrowing rate for operating leases, and valuation allowances relating to deferred tax assets. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(c)          Going concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. Although our financial statements have been prepared on a going concern basis, if the Company fails to obtain sufficient additional financing in future, this may raise substantial doubt over the Company’s ability to continue as a going concern in future reporting periods.

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

The Company’s U.K. subsidiary has an intercompany loan balance in U.S dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Beginning on July 1, 2019, the intercompany loan was considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gain or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

The results of operations for subsidiaries, whose functional currency is not the U.S. dollar, are translated at an average rate for the period where this rate approximates to the foreign exchange rates ruling at the dates of the transactions and the balance sheet are translated at foreign exchange rates ruling at the balance sheet date. Exchange differences arising from this translation of foreign operations are reported as an item of other comprehensive (loss) income.

Foreign exchange gains for the year ended December 31, 2020 of $1,105,000 and foreign exchange losses of $137,000 and $15,257,000 for the years ended December 31, 2019 and 2018, respectively, are included within Other (expense) income, net in the Consolidated Statement of Operations.

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

(f)          Accumulated other comprehensive (loss) income

The Company reports foreign currency translation adjustments and the foreign exchange gain or losses arising on the revaluation of intercompany loans of a long-term investment nature within Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities are also reported within Other comprehensive (loss) income until a gain or loss is realized, at which point they are reclassified to Other (expense) income, net in the Consolidated Statement of Operations.

The following table shows the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2018	$(17,867)	$(3,774)	$(21,641)
Foreign currency translation adjustments	8,260	—	8,260
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	1,145	1,145
Reclassification from accumulated other comprehensive (loss) income of losses on available-for-sale debt securities included in net income, net of tax of $0	—	2,473	2,473
Balance at December 31, 2018	(9,607)	(156)	(9,763)
Foreign currency translation adjustments	(9,478)	—	(9,478)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	11,783	—	11,783
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	207	207
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net income, net of tax of $0	—	(13)	(13)
Balance at December 31, 2019	(7,302)	38	(7,264)
Foreign currency translation adjustments	(19,220)	—	(19,220)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	16,364	—	16,364
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	161	161
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net loss, net of tax of $0	—	(89)	(89)
Balance at December 31, 2020	$(10,158)	$110	$(10,048)

The following amounts were reclassified out of Other comprehensive (loss) income (in thousands):

	Amount reclassified
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	Affected line item in
Component of accumulated other comprehensive income	2020	2019	2018	the Statement of operations

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for (gains) losses on available-for-sale debt securities	$(89)	$(13)	$2,473	Other (expense) income, net

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

	December 31,	December 31,
	2020	2019

Cash and cash equivalents	$56,882	$50,412
Restricted cash	4,602	4,496
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$61,484	$54,908

(h)           Available-for-sale debt securities

As of December 31, 2020, the Company has the following investments in available-for-sale debt securities, (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$67,545	$56	$(20)	$67,581
Corporate debt securities	3 months to 1 year	101,447	92	(24)	101,515
Agency bonds	1 year to 2 years	5,993	8	—	6,001
Corporate debt securities	1 year to 2 years	136,238	112	(112)	136,238
		$311,223	$268	$(156)	$311,335

As of December 31, 2019, the Company had the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$23,479	$7	$(1)	$23,485
Corporate debt securities	3 months to 1 year	15,613	32	—	15,645
		$39,092	$39	$(1)	$39,130

Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current based on the maturity dates and management’s intentions.

At December 31, 2020, the Company has classified all of its available-for-sale debt securities, including those with maturities beyond one year, as current assets on the accompanying Consolidated Balance Sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities is measured at fair value at each reporting date. Unrealized gains and losses are excluded from earnings and are reported as a component of Other comprehensive (loss) income, net of tax. Realized gains and losses are included in Other income (expense), net. Interest income and amortization of premiums and discounts at acquisition are included in Interest income. In the year ended December 31, 2020, 2019 and 2018, proceeds from the maturity or redemption of available-for-sale debt securities were $105,022,000, $125,303,000 and $138,038,000 respectively. There were realized gains of $89,000, $13,000 recognized on early settlement of available-for-sale debt securities during the year ended December 31, 2020 and 2019, respectively, and there were realized losses of $2,473,000 in the year ended December 31, 2018. The Company reclassified the gains and losses out of accumulated other comprehensive loss during the same periods.

At each reporting date, the Company assesses whether each individual investment is impaired, which occurs if the fair value is less than the amortized cost, adjusted for amortization of premiums and discounts at acquisition. If the investment is impaired, the impairment is assessed to determine if it is other than temporary. Impairments judged to be other than temporary are included in other (expense) income, net when they are identified.

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of December 31, 2020 and 2019 are as follows:

	December 31, 2020			December 31, 2019
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities:
Corporate debt securities	$157,985	30	$(158)	$2,013	1	$(1)

As of December 31, 2020 and 2019, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. No securities have been in an unrealized loss position for more than one year. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

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

(i)           Accounts receivable

Accounts receivable include amounts billed to customers and accrued receivables where only the passage of time is required before payment of amounts due.

Management analyses current and past due accounts and determines if an allowance for uncollectible accounts is required based on collection experience and other relevant information. As of December 31, 2020 and 2019, the allowance for doubtful accounts is $nil. The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

(j)          Clinical materials

Clinical materials for use in research and development with alternative future use are capitalized as either other current assets or other non-current assets, depending on the timing of their expected consumption. The Company assesses whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. In 2019, the Company determined that the remaining purchase commitments should be accrued due to uncertainty over the future use of the clinical materials. Further information is disclosed in Note 9.

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

(n)Leases after the adoption of ASC 842 on January 1, 2019

On January 1, 2019, the Company adopted a new standard, Accounting Standard Update 2016-02 – Leases, which is codified in ASC 842. The comparative financial information for the year ended December 31, 2018 has not been restated and is prepared in accordance with the accounting policies that are described in Note 2(m).

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

(p)          Revenue

Revenue is recognized so as to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Variable consideration

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

Percentage of completion

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

Contract assets and liabilities

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

Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred. The Company expensed acquired in-process R&D of $889,000, $4,556,000, and $210,000 in the years ended December 31, 2020, 2019 and 2018, respectively.

Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product.

Research and development expenditure is presented net of R&D tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. Reimbursable R&D tax and expenditure credits were $19,442,000, $18,649,000 and $17,299,000 in the years ended December 31, 2020, 2019 and 2018, respectively.

(r)          Share-based compensation

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

(s)          Retirement benefits

The Company operates defined contribution pension schemes for its directors and employees. The contributions to this scheme are expensed to the Consolidated Statement of Operations as they fall due. The pension contributions for the years ended December 31, 2020, 2019 and 2018 were $2,070,000, $1,904,000 and $1,847,000, respectively.

(t)          Interest income

Interest income arises on cash, cash equivalents and available-for-sale debt securities and is net of amortization (accretion) of the premium (discount) on purchase of the debt securities of $3,836,000, ($185,000), and $237,000 in the years ended December 31, 2020, 2019 and 2018, respectively.

(u)          Income taxes

Income taxes for the period comprise current and deferred tax. Income tax is recognized in the Consolidated Statement of Operations except to the extent that it relates to items occurring during the year recognized either in other comprehensive income or directly in equity, in which case it is recognized in other comprehensive income or equity. We release stranded tax effects using the portfolio approach.

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

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Numerator for basic and diluted loss per share
Net loss	$(130,092)	$(137,165)	$(95,514)
Net loss attributable to shareholders used for basic and diluted EPS calculation	$(130,092)	$(137,165)	$(95,514)

Denominator for basic and diluted loss per share
Weighted average number of shares used to calculate basic and diluted loss per share	854,783,763	629,805,218	584,338,942

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Weighted average number of share options(1)	93,812,818	96,675,101	88,553,474

From January 1, 2021 through to February 25, 2021, the Company granted 14,803,056 options over ordinary shares with an exercise price determined by reference to the market value of an ADS at the date of grant, and 12,663,792 options over ordinary shares with an exercise price equal to the nominal value of the ordinary shares (£0.001 per share). These grants have not been included in the figures above.

(w)          New accounting pronouncements

Adopted in the year ended December 31, 2020

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

On January 1, 2020, the Company adopted ASU 2018-15 – Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company elected to apply the guidance prospectively to all implementation costs incurred after the date of adoption. The guidance has not had a material effect on the Consolidated financial statements.

Simplifying the Accounting for Income Taxes

On January 1, 2020, the Company adopted ASU 2019-12 – Simplifying the Accounting for Income Taxes (Topic 740). The simplifications to accounting for income taxes cover a variety of areas, including the removal of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). The changes also add a requirement for an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. Most of the amendments should be applied on a prospective basis. If the guidance had not been adopted in the current period, this would have impacted the allocation of tax between the tax effect of continuing operations and the tax effect of items that are included within other comprehensive income. The guidance has not had a material effect on the Consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

On January 1, 2020, the Company adopted ASU 2018-13 – Fair Value Measurement (Topic 820) - Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. Certain amendments apply prospectively with all other amendments applied retrospectively to all periods presented upon their effective date. The guidance has not had a material effect on the Consolidated financial statements.

Revenue Recognition in Collaborative Arrangements

On January 1, 2020, the Company adopted ASU 2018-18 – Collaborative Arrangements — Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The guidance has been applied retrospectively to all contracts that were not completed at the date of initial application of Topic 606. The guidance has not had a material effect on the Consolidated financial statements.

To be adopted in future periods

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. In November 2019, the FASB issued ASU 2019-10 which resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies (as defined by the SEC), including the Company, at that time to the fiscal year beginning January 1, 2023. The Company intends to adopt the guidance in the fiscal year beginning January 1, 2023; however, earlier adoption is permitted, and the Company may choose to implement the guidance in an earlier fiscal year. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its Consolidated financial statements.

Note 3 — Revenue

The Company has two contracts with customers: a collaboration and license agreement with GSK and a collaboration agreement with Astellas.

Revenue comprises the following categories (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018

Development revenue	$3,958	$1,122	$20,391
License revenue	—	—	39,114
	$3,958	$1,122	$59,505

Deferred revenue increased by $49,964,000 from $2,128,000 at January 1, 2020 to $52,092,000 at December 31, 2020 due to the upfront payment of $50,000,000 received under the Astellas Collaboration Agreement in January 2020.

As of December 31, 2019, there was deferred revenue of $2,128,000 associated with the third target under the GSK Collaboration Agreement, of which $1,887,000 was recognized as revenue in the year ended December 31, 2020.

The Astellas Collaboration Agreement

On January 13, 2020, the Company entered into the Astellas Collaboration Agreement. The Company received $50,000,000 as a non-refundable upfront payment in January 2020 after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target.

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

In June 2020, the parties nominated the target for the first collaboration program and the Company commenced development of this target under the agreement and began recognizing revenue for this performance obligation.

In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

Under the terms of the agreement, Adaptimmune could be entitled to receive up to $847,500,000 in further payments, including:

●	development milestones of up to $73,750,000 for each co-developed and co-commercialized product; and
●	development milestones of up to $147,500,000 per product and up to $110,000,000 in sales milestones for products developed unilaterally by Astellas.

In addition, Adaptimmune is entitled to receive research funding of up to $7,500,000 per year on a per collaboration target basis, which is payable on a quarterly basis within standard payment terms, and tiered royalties on net sales in the mid-single to mid-teen digits.

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

The payments to the Company under the contract are typically billed as the development services are performed or are due on achievement of milestones and within standard payment terms. Management has determined that the contract does not include a significant financing component because (i) the timing of initiation of the programs, the right to obtain the services and the right to terminate the contract resides with Astellas and (ii) a substantial amount of the consideration promised by the customer is variable, and the amount or timing of that consideration varies on the basis of the occurrence or nonoccurrence of a future event that is not substantially within the control of the customer or the Company.

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

The aggregate transaction price at inception of the agreement was the $50,000,000 upfront payment. Future development milestones are not considered probable as of December 31, 2020 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period (up until completion of a Phase 1 trial for products directed to such target) is variable consideration and included in the transaction price as of December 31, 2020 to the extent that a significant reversal of revenue is not probable. The Company may also receive sales milestones upon the achievement of specified levels of annual net sales by Astellas under an independent Astellas program. These amounts have not been included within the transaction price as of December 31, 2020 because they are sales-based and would be recognized when the subsequent sales occur.

The aggregate transaction price is allocated to the performance obligations depending on the relative standalone selling price of the performance obligations. In determining the best estimate of the relative standalone selling price, the Company considered internal pricing objectives it used in negotiating the contract, together with internal data regarding the cost and margin of providing research services and adjusted-market data from comparable arrangements. The variable consideration is allocated to the performance obligation to which it relates.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2020 was $62,800,000, of which $15,200,000 is allocated to the rights granted for each of the two independent Astellas targets, $7,300,000 is allocated to research services and rights under the co-exclusive license for each of the second and third co-development targets, and $17,800,000 is allocated to research services and rights granted under the co-exclusive license for the first co-development target.

The GSK Collaboration and License Agreement

The GSK Collaboration and License Agreement consists of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second and third target, and an exclusive license (the “NY-ESO License”) to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

In 2017, GSK exercised its option to obtain the NY-ESO License and in July 2018, the IND for the NY-ESO SPEAR T-cell program transferred to GSK.

In 2017, GSK nominated a second target program which was completed in 2018.

In 2019, GSK nominated its third target under the Collaboration and License Agreement and the Company received $3,200,000 following the nomination of the target. The development of products to the third target is a separate performance obligation. Revenue allocated to this performance obligation is recognized as the development progresses.

Under the terms of the GSK Collaboration and License Agreement, the Company may also be entitled to development milestones. The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition, for any program multiple products may be developed to address different HLA-types. These amounts have not been included within the transaction price as of December 31, 2020 because they are not considered probable.

The Company may also receive commercialization milestones upon the first commercial sale of a product based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. These amounts have not been included within the transaction price as of December 31, 2020 because they are sales or usage-based royalties promised in exchange for a license of intellectual property, which will be recognized when the subsequent sale or usage occurs.

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2020 are as follows (in thousands):

		Fair value measurements using
	December 31,	Level 1	Level 2	Level 3
	2020
Assets:
Corporate debt securities	$305,334	$305,334	$—	$—
Agency bonds	6,001	—	6,001	—
	$311,335	$305,334	$6,001	$—

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	December 31,	Level 1	Level 2	Level 3
	2019
Assets:
Marketable securities:
Corporate debt securities	$39,130	$39,130	$—	$—
	$39,130	$39,130	$—	$—

The Company estimates the fair value of available-for-sale debt securities with the aid of a third party valuation service, which uses actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value. If observed market prices are not available (for example, securities with short maturities and infrequent secondary market trades), the securities are priced using a valuation model maximizing observable inputs, including market interest rates.

Significant concentration of credit risk

The Company held cash and cash equivalents of $56,882,000, marketable securities of $311,335,000 and restricted cash of $4,602,000 as of December 31, 2020. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom.

The Company has two customers, which are Astellas and GSK. There were trade receivables of $139,000 as of December 31, 2020 and $nil as of December 31, 2019. The Company has been transacting with Astellas since January 2020 and GSK since 2014, during which time no impairment losses have been recognized. As of December 31, 2020, there were no overdue accounts receivable.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm the Company’s business in the future. Management seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, the Company has not used forward exchange contracts or other currency hedging products to manage exchange rate exposure, although it may do so in the future. The exchange rate as of December 31, 2020, the last business day of the reporting period, was £1.00 to $1.36.

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

Note 5 — Other current assets

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Corporate tax receivable	$20,585	$19,284
Prepayments	6,314	8,395
Clinical materials	2,086	1,459
Other current assets	811	1,809
	$29,796	$30,947

Note 6 — Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Computer equipment	$3,572	$3,069
Laboratory equipment	26,051	23,464
Office equipment	893	864
Leasehold improvements	28,359	27,320
	58,875	54,717
Less accumulated depreciation	(31,097)	(23,649)
	$27,778	$31,068

Depreciation expense was $6,627,000, $7,172,000 and $7,188,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Software	$4,651	$4,095
Licensed IP rights – completed technology used in R&D	211	204
	4,862	4,299
Less accumulated amortization	(3,132)	(2,101)
	$1,730	$2,198

Amortization expense was $967,000, $838,000, and $622,000 for the years ended December 31, 2020, 2019 and 2018 respectively. The estimated aggregate amortization expense expected to be recorded in respect of these assets for each of the five years ended 2025 is $933,000, $671,000, $135,000, $nil and $nil, respectively.

Note 8 — Operating leases

The following table shows the lease costs for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended
	December 31,
	2020	2019
Lease cost:
Operating lease cost	$4,044	$4,017
Short-term lease cost	359	319
	$4,403	$4,336

	Year ended
	December 31,
	2020	2019
Other information:
Operating cash outflows from operating leases (in thousands)	$3,769	$4,063

Weighted-average remaining lease term - operating leases	6.3 years	7.3 years
Weighted-average discount rate - operating leases	7.2%	7.2%

The maturities of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Operating leases

2021	$4,326
2022	4,371
2023	4,127
2024	4,011
2025	4,059
after 2025	9,114
Total lease payments	30,008
Less: Imputed interest	6,297
Present value of lease liability	$23,711

The Company has operating leases in relation to property for office and research facilities. The maximum lease term without activation of termination options is to 2041.

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued clinical and development expenditure	$13,081	$8,782
Accrued employee expenses	11,825	6,863
Other accrued expenditure	2,126	2,662
Accrued purchase commitments	—	5,000
Other	47	56
	$27,079	$23,363

In 2016, the Company entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The supply agreement runs until December 31, 2025. Under the supply agreement, the Company is required to purchase its requirements for CD3/CD28 magnetic bead product from ThermoFisher for a period of 5 years. Minimum purchasing obligations of $5,000,000 were recognized in the year ended December 31, 2019. $2,500,000 of these obligations were paid in 2020 and $2,500,000 was paid in 2021. Management regularly updates the assessment of the utility of the Dynabeads, and in the year ended December 31, 2019, considered that there was sufficient uncertainty surrounding the utility of the Dynabeads, which was dependent upon the then current study trajectories, the Company’s clinical pipeline, manufacturing methods and undetermined future projects, to result in the $5,000,000 purchase commitment being recognized in Research and development expense in the year ended December 31, 2019.

The movements in the accrued purchase commitments are as follows (in thousands):

Accrued purchase
commitments
Accrued purchase commitments at January 1, 2019	$—
Recognized in the year	5,000
Accrued purchase commitments at December 31, 2019 and January 1, 2020	5,000
Paid or invoiced during the year	(5,000)
Accrued purchase commitments at December 31, 2020	$—

Note 10 — Contingencies and commitments

Leases

Lease payments under operating leases as of December 31, 2020 and information about the Company’s lease arrangements are disclosed in Note 8.

Capital commitments

As of December 31, 2020, the Company had commitments for capital expenditure totaling $264,000, which the Company expects to incur within one year.

Commitments for clinical materials, clinical trials and contract manufacturing

As of December 31, 2020, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding under the MD Anderson strategic alliance of up to $9,084,000, of which the Company expects to pay $4,133,000 within one year and $4,951,000 in one to three years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites. The Company’s subcontracted costs for clinical trials and contract manufacturing were $33,744,000, $32,788,000 and $41,580,000 for the years ended December 31, 2020, 2019, and 2018 respectively.

MD Anderson Strategic Alliance

On September 26, 2016, the Company announced that it had entered into a multi-year strategic alliance with The University of Texas MD Anderson Cancer Center (“MD Anderson”) designed to expedite the development of T-cell therapies for multiple types of cancer. The Company and MD Anderson are collaborating on a number of studies including clinical and preclinical development of the Company’s SPEAR T-cell therapies and will collaborate on future clinical stage first and second generation SPEAR T-cell therapies across a number of cancers.

Under the terms of the agreement, the Company committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,325,000 in the year ended December 31, 2018 and $3,549,000 in the year ended December 31, 2020. The Company is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Universal Cells Research, Collaboration and License Agreement and Co-development and Co-commercialization agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2,500,000 to Universal Cells in November 2015, a milestone payment of $3,000,000 in February 2016 and further milestone payments of $200,000 and $900,000 were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $37,600,000 are payable if certain development and product milestones are achieved. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

Astellas Collaboration Agreement

Under the Astellas Collaboration Agreement, described further in Note 3, the Company could in certain circumstances elect to unilaterally develop a product using technology contributed by Astellas.  If Adaptimmune unilaterally develops a product with technology contributed by Astellas, Astellas could be eligible to receive up to $552,500,000, including up to $147,500,000 in milestone payments per product, and up to $110,000,000 in sales milestones for products developed unilaterally by Adaptimmune. In addition, Astellas is entitled to receive tiered royalties on net sales in the mid-single to mid-teen digits.

Noile-Immune Collaboration Agreement

On August 26, 2019, the Company entered into a collaboration and license agreement relating to the development of next-generation SPEAR T-cell products with Noile-Immune Biotech Inc. (“Noile-Immune”). An upfront exclusive license option fee of $2,500,000 was paid to Noile-Immune in 2019. This was recognized within Research and Development in the Consolidated Statement of Operations for the year ended December 31, 2019. Under the agreement, development and commercialization milestone payments up to a maximum of $312,000,000 may be payable if all possible targets are selected and milestones achieved. Noile-Immune would also receive mid-single-digit royalties on net sales of resulting products.

Alpine Collaboration Agreement

On May 14, 2019, the Company entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences Inc. (“Alpine”). The Company paid an upfront exclusive license option fee of $2,000,000 to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288,000,000 may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2,000,000 and the payments for ongoing research was recognized within Research and development in the Consolidated Statement of Operations for the year ended December 31, 2019. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

ThermoFisher License Agreement

In 2012, the Company entered into a series of license and sub-license agreements with Life Technologies Corporation, part of ThermoFisher Scientific, Inc. (“ThermoFisher”) that provide the Company with a field-based license under certain intellectual property rights owned or controlled by ThermoFisher.  The Company paid upfront license fees of $1,000,000 relating to the license and sublicense agreements and has an obligation to pay minimum annual royalties (in the tens of thousands of U.S. dollars prior to licensed product approval and thereafter at a level of 50% of running royalties in the previous year), milestone payments and a low single-digit running royalty payable on the net selling price of each licensed product. The upfront payment made in 2012 was expensed to research and development when incurred. Subsequent milestone payments have been recognized as an intangible asset due to the technology having alternative future use in research and development projects at the time of the payment. The minimum annual royalties have been expensed as incurred.

In 2016, the Company entered into a supply agreement with ThermoFisher for the supply of the Dynabeads® CD3/CD28 technology. The Dynabeads® CD3/CD28 technology is designed to isolate, activate and expand human T-cells, and is being used in the manufacturing of the Company’s affinity enhanced T-cell therapies.  The supply agreement runs until December 31, 2025. Under the supply agreement the Company is required to purchase its requirements for CD3/CD28 magnetic bead product from ThermoFisher for a period of 5 years. ThermoFisher has the right to terminate the supply agreement for material breach or insolvency.

Note 11 — Stockholders’ equity

Ordinary shares

Subject to any other provisions of our articles of association and without prejudice to any special rights, privileges or restrictions as to voting attached to any shares forming part of our share capital, the voting rights of shareholders are as follows. On a show of hands, each shareholder present in person, and each duly authorized representative present in person of a shareholder that is a corporation, has one vote. On a show of hands, each proxy present in person who has been duly appointed by one or more shareholders entitled to vote on a resolution has one vote, but a proxy has one vote for and one vote against a resolution if, in certain circumstances, the proxy is instructed by more than one shareholder to vote in different ways on a resolution. On a poll, each shareholder present in person or by proxy or (being a corporation) by a duly authorized representative has one vote for each share held by the shareholder. We are prohibited (to the extent specified by the Companies Act 2006) from exercising any rights to attend or vote at meetings in respect of any shares held by the Company as treasury shares.

Subject to the Companies Act 2006 and the provisions of all other relevant legislation, we may by ordinary resolution declare dividends out of our profits available for distribution in accordance with the respective rights of shareholders but no such dividend shall exceed the amount recommended by the directors. If, in the opinion of the directors, our profits available for distribution justify such payments, the directors may from time to time pay interim dividends to the holders of any class of shares. Subject to any special rights attaching to or terms of issue of any shares, all dividends shall be declared and paid according to the amounts paid up on the shares on which the dividend is paid. No dividend shall be payable to us in respect of any shares held by us as treasury shares (except to the extent permitted by the Companies Act 2006 and any other relevant legislation). As of December 31, 2020, Adaptimmune Therapeutics Plc and Adaptimmune Limited have accumulated net losses and, accordingly, no profits available for distribution out of which to declare or pay dividends.

Subject to any special rights attaching to or the terms of issue of any shares, on any winding-up of the Company our surplus assets remaining after satisfaction of our liabilities will be distributed among our shareholders in proportion to their respective holdings of shares and the amounts paid up on those shares.

Effective from May 29, 2020, the Directors were generally authorized to allot new shares or to grant rights to subscribe for or to convert any security into shares in the Company up to a maximum aggregate nominal amount of £257,595.00. This authority runs for one year and will expire on May 28, 2021 (unless previously renewed, varied or revoked). Effective from May 29, 2020, the Directors were also empowered to allot equity securities for cash, pursuant to their general authority to allot described in this paragraph, without first offering them to existing shareholders in proportion to their existing holdings up to an aggregate maximum nominal amount of £257,595.00. This power will expire on May 28, 2021 (unless previously renewed, varied or revoked).

2020 January Offering

On January 24, 2020, the Company closed an underwritten public offering of 21,000,000 American Depository Shares (ADSs), which together with the full exercise by the underwriters on February 7, 2020 of their option to purchase an additional 3,150,000 ADSs, generated net proceeds of $90,554,000.

2020 June Offering

On June 4, 2020, the Company closed an underwritten public offering of 20,500,000 ADSs, which together with the full exercise by the underwriters of their option to purchase an additional 3,075,000 ADSs, generated net proceeds of $243,834,000.

2018 Registered direct offering

On September 7, 2018, the Company completed a registered direct offering of its ADSs following its entry into a definitive agreement with Matrix Capital Management Company, LP, New Enterprise Associates 16, L.P., New Enterprise Associates 14, L.P. and Syncona Portfolio Limited. The Company sold 10,000,000 ADSs (representing 60,000,000 ordinary shares) at a price of $10.00 per ADS.  The net proceeds were $99,653,000 after deducting offering expenses of $347,000.

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

Generally, the vesting dates for the options granted under these plans up to December 31, 2020 are 25% on the first anniversary of the grant date and 75% in monthly installments over the following three years. However, the options granted to non-executive directors under the Adaptimmune Therapeutics plc 2015 Share Option Scheme vest and become exercisable as follows:

Options granted to non-executive directors on May 11, 2015:	Immediately on grant date
Options granted to a non-executive director on June 23, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on August 11, 2016:	100% on the first anniversary of the grant date
Options granted to non-executive directors on November 28, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on July 3, 2017	100% on the first anniversary of the grant date
Options granted to non-executive directors on June 22, 2018:	100% on the first anniversary of the grant date
Options granted to a non-executive director on July 5, 2018:	25% on the first anniversary of the grant date and 75% in monthly instalments over the following two years
Options granted to non-executive directors on July 2, 2019:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2020:	100% on the first anniversary of the grant date

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

As of December 31, 2020, all the Replacement Options under the Adaptimmune Limited schemes have vested.

The contractual life of options granted under these schemes is ten years.

The following table shows the total share-based compensation expense included in the Consolidated Statements of Operations (thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Research and development	$4,417	$3,812	$8,340
General and administrative	5,997	7,241	7,862
	$10,414	$11,053	$16,202

As of December 31, 2020, there was $11,876,000 of total unrecognized compensation cost related to stock options granted but not vested under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.5 years. The following table shows information about share options granted:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Number of options over ordinary shares granted	15,595,374	15,679,383	20,771,970
Weighted average fair value of ordinary shares options	$0.59	$0.48	$0.87
Number of additional options with a nominal exercise price granted	8,282,152	8,020,410	8,603,676
Weighted average fair value of options with a nominal exercise price	$0.85	$0.86	$1.37

The following table summarizes all stock option activity for the year ended December 31, 2020:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2020	88,878,122	£0.57
Changes during the period:
Granted	23,877,526	£0.42
Exercised	(11,401,390)	£0.39
Forfeited	(9,711,074)	£0.58
Outstanding at December 31, 2020	91,643,184	£0.55	6.9	£18,227
Exercisable at December 31, 2020	53,554,476	£0.65	5.8	£6,455

The following table summarizes information about stock options granted based on the market value at grant date which were outstanding as of December 31, 2020:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2020	76,646,336	£0.66
Changes during the period:
Granted	15,595,374	£0.65
Exercised	(9,077,500)	£0.49
Forfeited	(7,638,728)	£0.74
Outstanding at December 31, 2020	75,525,482	£0.67	6.6	£7,611
Exercisable at December 31, 2020	51,909,485	£0.67	5.7	£5,371

The following table summarizes information about RSU-style options which were outstanding as of December 31, 2020:

		Average
		remaining	Aggregate
		contractual	intrinsic value
	Options	term (years)	(thousands)
Outstanding at January 1, 2020	12,231,786
Changes during the period:
Granted	8,282,152
Exercised	(2,323,890)
Forfeited	(2,072,346)
Outstanding at December 31, 2020	16,117,702	8.4	£10,616
Exercisable at December 31, 2020	1,644,991	7.5	£1,083

There were 11,401,390, 3,549,298 and 5,334,936 share options exercised in the years ended December 31, 2020, 2019 and 2018 respectively. In the years ended December 31, 2020, 2019 and 2018 the total intrinsic value of stock options exercised was $8,195,000, $1,977,000 and $6,727,000, respectively and the cash received from exercise of stock options was $5,663,000, $366,000 and $3,037,000 respectively. The Company recognizes tax benefits arising on the exercise of stock options regardless of whether the benefit reduces current taxes. The tax benefit arising on the exercise of stock options was $1,265,000, $1,488,000 and $1,325,000 for the years ended December 31, 2020, 2019 and 2018 respectively. The Company satisfies the exercise of stock options through newly issued shares.

Outstanding				Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Total share	remaining	average	Total share	average
Exercise price	options	contractual life	exercise price	options	exercise price
£0	16,117,702	8.4	£0.00	1,644,991	£—
0.01 - 0.25	3,283,400	4.2	0.14	2,710,901	0.12
0.26 - 0.50	15,844,377	5.6	0.41	12,545,729	0.42
0.51 - 0.75	36,418,280	7.4	0.62	21,166,559	0.63
0.76 - 1.00	13,871,334	5.9	0.93	12,394,690	0.92
1.01 - 1.50	4,492,290	8.3	1.23	1,574,057	1.17
1.51 - 2.00	1,615,801	6.3	1.70	1,517,549	1.70
Total	91,643,184	6.9	£0.55	53,554,476	£0.65

The fair value of the stock options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Expected term (years)	5 years	5 years	5 years
Expected volatility	90 - 99%	69 - 73%	66 - 69%
Risk free rate	0.00 - 0.42%	0.22 - 0.90%	0.90 - 1.15%
Expected dividend yield	0%	0%	0%

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

Note 13 — Income taxes

Loss before income taxes is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
U.S.	$(1,359)	$(494)	$(1,650)
U.K.	(128,571)	(136,429)	(93,367)
Loss before income taxes	$(129,930)	$(136,923)	$(95,017)

The components of income tax expense are as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
United States:
Federal	$162	$242	$400
State and local	—	—	97
U.K.	—	—	—
Total current tax expense	162	242	497

United States:
Federal	—	—	—
State and local	—	—	—
U.K.	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$162	$242	$497

As of December 31, 2020 and 2019 the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax liabilities
Property, plant and equipment	$(796)	$(1,251)
Right-of-use assets	(2,009)	(2,364)
Other	(156)	(79)
Total	(2,961)	(3,694)

Deferred tax assets
Share-based compensation expense	9,292	9,941
Intangibles	1,745	1,413
Operating lease liabilities	2,343	2,550
Net operating loss and expenditure credit carryforwards	71,742	48,837
Other	237	125
Total	85,359	62,866
Valuation allowance	(82,398)	(59,172)
	2,961	3,694
Net deferred tax asset (liability)	$—	$—

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

The movements in the deferred tax valuation allowance for the year ended December 31, 2020 and 2019 are as follows (thousands):

	2020	2019
Valuation allowance at January 1,	$59,172	$40,776
Increase in valuation allowance	20,329	16,961
Foreign exchange translation adjustments	2,897	1,435
	$82,398	$59,172

The net change in valuation allowance of $20,329,000 includes $23,025,000 which was recognized in net loss, offset by $2,696,000 recognized in other comprehensive loss.

Reconciliation of the U.K. statutory income tax rate to the Company's effective tax rate is as follows (in percentages):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
U.K. tax rate	19.0%	19.0%	19.0%
Reimbursable tax credits within Research and development expense	2.8%	2.8%	3.5%
R&D expenditures surrendered for R&D tax credit refund	(8.4)%	(7.7)%	(10.0)%
Expenses not deductible	(1.4)%	—%	(0.2)%
Permanent differences for unrealized foreign exchange on intercompany loans of a long-term investment nature	—%	(1.5)%	—%
Change in valuation allowances	(17.8)%	(12.4)%	(17.5)%
Change in tax rates	4.1%	—%	—%
Difference in tax rates	—%	(1.2)%	(1.3)%
R&D tax credits generated	1.8%	1.5%	5.1%
Other	(0.1)%	(0.7)%	1.0%
Effective income tax rate	(0.0)%	(0.2)%	(0.5)%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom. The weighted-average U.K. corporate tax rate for the years ended December 31, 2020, 2019 and 2018 was 19% in each year. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate tax rate was 21% for the years ended December 31, 2020, 2019 and 2018, respectively.

The United Kingdom’s 2019-21 Finance Bill, which was enacted on July 22, 2020, maintained the corporation tax rate at 19% from April 1, 2020 and for the year commending April 1, 2021. This removed the previously enacted reduction in the corporation tax rate to 17% from April 1, 2020. As of December 31, 2020, the Company used a 19% and 21% tax rate in respect of the measurement of deferred taxes arising in the U.K. and the U.S., respectively, which reflects the currently enacted tax rates and the anticipated timing of the unwinding of the deferred tax balances. In respect of the measurement of deferred taxes arising in the U.K, the increase in the tax rate adopted by the Company from 17% in the year ended December 31, 2019 to 19% in the year ended December 31, 2020 has increased the net deferred tax asset and corresponding valuation allowance by $5,675,000. The effect of the change in tax rates on the Consolidated statement of operations is $nil, after consideration of the change in valuation allowance.

As of December 31, 2020, we do not have unremitted earnings in our U.S. subsidiary.

As of December 31, 2020, we had U.K. net operating losses of approximately $334,400,000, expenditure credit carryforwards of $700,000 and U.S. tax credit carryforwards of $7,500,000. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits; however, this is restricted to an annual £5,000,000 allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. U.K. tax credit carryforwards can be carried forward indefinitely to be offset against future tax liabilities of the company. U.S. tax credit carryforwards can be carried forward for 20 years to be offset against future tax liabilities, subject to a minimum tax payment of 25% of the tax charge. The tax credit carryforwards expire between 2036 and 2040.

Our tax returns are under routine examination in the U.K. and U.S. tax jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. The Company is no longer subject to examinations by tax authorities for the tax years 2013 and prior in the United Kingdom. However, U.K. net operating losses from the tax years 2013 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our U.K. income tax returns have been accepted by Her Majesty’s Revenue and Customs through the period ended December 31, 2016. The Company is subject to examinations by tax authorities in the United States for all tax years 2013 through 2020. Our U.S. federal income tax return for the year ended June 30, 2014 and December 31, 2016 were audited by the U.S. Internal Revenue Service and resulted in no changes. We are also subject to audits by U.S. state taxing authorities where we have operations.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. As of December 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits.

Note 14 — Geographic information

Operations by geographic area

Revenue represents recognized income from Astellas Collaboration Agreement and the GSK Collaboration and License Agreement. All revenue was derived in the United Kingdom.

Long-lived assets (excluding intangibles and financial instruments) were located as follows (in thousands):

	December 31,	December 31,
	2020	2019
U.K.	$24,329	$27,367
U.S.	22,329	24,490
Total long-lived assets(1)	$46,658	$51,857
(1)	Clinical materials of $nil and $2,503,000, included within non-current assets as of December 31, 2020 and 2019, respectively, are not included within the table above because they can easily be transferred between geographic locations.

Major customers:

During the year ended December 31, 2020, 52% and 48% of the Company’s revenues were generated from Astellas and GSK, respectively. During the year ended December 31, 2019, 100% of revenues were generated from GSK.