Form 10-Q
period 2021-03-31
Adaptimmune Therapeutics PLC
filed 2021-05-06
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer⌧	Accelerated filer ◻
Non-accelerated filer◻	Smaller reporting company ◻
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

As of May 4, 2021, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 932,984,520.

General information

In this Quarterly Report on Form 10-Q (“Quarterly Report”), “Adaptimmune,” the “Group,” the “Company,” “we,” “us” and “our” refer to Adaptimmune Therapeutics plc and its consolidated subsidiaries, except where the context otherwise requires.

Information Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” or the negative of these words or other comparable terminology.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors of this Quarterly Report and under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$32,432	$56,882
Marketable securities - available-for-sale debt securities	285,512	311,335
Other current assets and prepaid expenses	41,349	29,935
Total current assets	359,293	398,152

Restricted cash	4,604	4,602
Operating lease right-of-use assets, net of accumulated amortization	18,326	18,880
Property, plant and equipment, net of accumulated depreciation of $32,703 (2020: $31,097)	27,739	27,778
Intangibles, net of accumulated amortization	1,619	1,730
Total assets	$411,581	$451,142

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,116	$6,389
Operating lease liabilities, current	2,845	2,773
Accrued expenses and other accrued liabilities	22,263	27,079
Deferred revenue, current	2,083	2,832
Total current liabilities	31,307	39,073

Operating lease liabilities, non-current	19,897	20,938
Deferred revenue, non-current	50,565	49,260
Other liabilities, non-current	655	644
Total liabilities	102,424	109,915

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,038,249,630 authorized and 932,817,168 issued and outstanding (2020: 1,038,249,630 authorized and 928,754,958 issued and outstanding)	1,331	1,325
Additional paid in capital	941,569	935,706
Accumulated other comprehensive loss	(10,224)	(10,048)
Accumulated deficit	(623,519)	(585,756)
Total stockholders' equity	309,157	341,227

Total liabilities and stockholders’ equity	$411,581	$451,142

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2021	2020
Revenue	$434	$761
Operating expenses
Research and development	(24,506)	(21,264)
General and administrative	(13,817)	(9,261)
Total operating expenses	(38,323)	(30,525)
Operating loss	(37,889)	(29,764)
Interest income	425	730
Other (expense) income, net	(1)	937
Loss before income taxes	(37,465)	(28,097)
Income taxes	(298)	(70)
Net loss attributable to ordinary shareholders	$(37,763)	$(28,167)

Net loss per ordinary share
Basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	931,088,810	739,753,371

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended
	March 31,
	2021	2020
Net loss	$(37,763)	$(28,167)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	(3,001)	17,911
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0 and $0	3,048	(19,651)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0 and $0	(223)	(586)
Total comprehensive loss for the period	$(37,939)	$(30,493)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	loss	deficit	equity
Balance as of 1 January 2021	928,754,958	$1,325	$935,706	$(10,048)	$(585,756)	$341,227
Net loss	—	—	—	—	(37,763)	(37,763)
Issuance of shares upon exercise of stock options	4,062,210	6	529	—	—	535
Other comprehensive loss	—	—	—	(176)	—	(176)
Share-based compensation expense	—	—	5,334	—	—	5,334
Balance as of March 31, 2021	932,817,168	$1,331	$941,569	$(10,224)	$(623,519)	$309,157

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders’
	stock	stock	capital	loss	deficit	equity
Balance as of 1 January 2020	631,003,568	943	585,623	(7,264)	(455,664)	123,638
Net loss	—	—	—	—	(28,167)	(28,167)
Other comprehensive loss	—	—	—	(2,326)	—	(2,326)
Issuance of shares upon exercise of stock options	4,610,772	6	888	—	—	894
Issuance of shares upon completion of public offering	144,900,000	190	90,360	—	—	90,550
Share-based compensation expense	—	—	1,448	—	—	1,448
Balance as of March 31, 2020	780,514,340	$1,139	$678,319	$(9,590)	$(483,831)	$186,037

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(37,763)	$(28,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,436	1,711
Share-based compensation expense	5,334	1,448
Unrealized foreign exchange losses (gains)	1,249	(1,745)
Amortization on available-for-sale debt securities	1,499	150
Other	1,299	175
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(11,155)	(3,193)
Increase in non-current operating assets	—	(259)
Decrease in payables and other current liabilities	(8,601)	(2,708)
Increase in deferred revenue	162	49,445
Net cash (used in) provided by operating activities	(46,540)	16,857

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,152)	(192)
Acquisition of intangibles	(133)	(152)
Maturity or redemption of marketable securities	84,646	26,364
Investment in marketable securities	(61,599)	(97,967)
Net cash provided by (used in) investing activities	21,762	(71,947)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	90,550
Proceeds from exercise of stock options	534	894
Net cash provided by financing activities	534	91,444

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(204)	(502)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,448)	35,852
Cash, cash equivalents and restricted cash at start of period	61,484	54,908
Cash, cash equivalents and restricted cash at end of period	$37,036	$90,760

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $623,519,000 as of March 31, 2021.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021 (the “Annual Report”). The balance sheet as of December 31, 2020 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(b)          Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to valuation allowances relating to deferred tax assets, revenue recognition, and estimation of the incremental borrowing rate for operating leases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

(d)          New accounting pronouncements

Adopted in the period

Convertible instruments and contracts in an entity’s own stock

On January 1, 2021, the Company adopted ASU 2020-06 - Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments and contracts in an entity’s own stock. The guidance was adopted on a modified retrospective basis, whereby the guidance is applied to transactions outstanding as of the beginning of the fiscal year in which the guidance is adopted. The guidance has not had a material impact on the Company’s condensed consolidated financial statements.

To be adopted in future periods

Measurement of credit losses on financial instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. In November 2019, the FASB issued ASU 2019-10 which resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies (as defined by the SEC), including the Company, at that time to the fiscal year beginning January 1, 2023; however, earlier adoption is permitted, and the Company may choose to implement the guidance in an earlier fiscal year. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

Note 3 — Revenue

The Company has two contracts with customers: a collaboration and license agreement with GSK and a collaboration agreement with Astellas.

Revenue comprises the following categories (in thousands):

	Three months ended
	March 31,
	2021	2020

Development revenue	$434	$761
	$434	$761

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of March 31, 2021 was $64,137,000. Of this, $15,300,000 is allocated to the rights granted for each of the two independent Astellas targets, $7,400,000 is allocated to research services and rights under the co-exclusive license for each of the second and third co-development targets under the collaboration agreement with Astellas, $18,500,000 is allocated to research services and rights granted under the co-exclusive license for the first Astellas co-development target, and $237,000 is allocated to research services for the third target under the agreement with GSK.

Future development, regulatory and sales milestones under both agreements are not considered probable as of March 31, 2021 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period under the Astellas agreement is variable consideration and included in the transaction price as of March 31, 2021 to the extent that a significant reversal of revenue is not probable.

The Company expects to recognize revenue for the two independent Astellas targets at a point-in-time upon commencement of the licenses in the event of nomination of the targets, while revenue for the remaining performance obligations will be recognized as development progresses.

Note 4 — Loss per share

The dilutive effect of 113,556,283 and 93,106,607 stock options outstanding as of March 31, 2021 and 2020 respectively have been excluded from the diluted loss per share calculation for the three months ended March 31, 2021 and 2020, because they would have an antidilutive effect on the loss per share for the period.

Note 5 — Accumulated other comprehensive loss

The Company reports foreign currency translation adjustments and the foreign exchange gain or losses arising on the revaluation of intercompany loans of a long-term investment nature within Other comprehensive (loss) income. Unrealized gains and losses on available-for-sale debt securities are also reported within Other comprehensive (loss) income until a gain or loss is realized, at which point they are reclassified to Other (expense) income, net in the Condensed Consolidated Statement of Operations.

The following table shows the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2021	$(10,158)	$110	$(10,048)
Foreign currency translation adjustments	(3,001)	—	(3,001)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	3,048	—	3,048
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(223)	(223)
Balance at March 31, 2021	$(10,111)	$(113)	$(10,224)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2020	$(7,302)	$38	$(7,264)
Foreign currency translation adjustments	17,911	—	17,911
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(19,651)	—	(19,651)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(586)	(586)
Balance at March 31, 2020	$(9,042)	$(548)	$(9,590)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2021 are as follows (in thousands):

		Fair value measurements using
	March 31,	Level 1	Level 2	Level 3
	2021
Assets:
Corporate debt securities	$279,507	$279,507	—	—
Agency bonds	6,005	—	6,005	—
	$285,512	$279,507	$6,005	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of March 31, 2021, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$54,372	$15	$(11)	$54,376
Corporate debt securities	3 months to 1 year	114,136	35	(39)	114,132
Agency bonds	1 year to 2 years	5,999	6	—	6,005
Corporate debt securities	1 year to 2 years	111,119	53	(173)	110,999
		$285,626	$109	$(223)	$285,512

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of March 31, 2021 and 31 December, 2020 are as follows:

	March 31, 2021			December 31, 2020
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities:
Corporate debt securities	$199,148	37	$(223)	$157,985	30	$(158)

As of March 31, 2021, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. No securities have been in an unrealized loss position for more than one year. The Company does not intend to sell the debt securities in an unrealized loss position and believes that it has the ability to hold the debt securities to maturity.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Corporate tax receivable	$31,141	$20,585
Prepayments	5,689	6,314
Clinical materials	1,576	2,086
Other current assets	2,943	950
	$41,349	$29,935

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued clinical and development expenditure	$13,577	$13,081
Accrued employee expenses	5,836	11,825
Other accrued expenditure	2,459	2,126
Other	391	47
	$22,263	$27,079

Note 10 — Contingencies and commitments

On January 7, 2021, the Company entered into an agreement with a third party, whereby the third party is responsible for the development, manufacture, submission of regulatory filings and commercialization of a companion diagnostic for the detection of the MAGE-A4 biomarker. The Company shall compensate the third party for its performance of activities under the agreement based on milestone payments and reimbursement of direct expenses.  The agreement is non-exclusive and the third party can sell the companion diagnostic to other parties.  Once the companion diagnostic is approved and launched, the Company guarantees a minimum revenue to the third party.  The agreement can be terminated by the Company and the third party upon 60 days’ notice, if certain conditions are met.

Note 11 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2021	2020
Research and development	$2,375	$978
General and administrative	2,959	470
	$5,334	$1,448

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended
	March 31,
	2021	2020
Number of options over ordinary shares granted	14,803,056	10,229,280
Weighted average fair value of ordinary shares options	$0.75	$0.51
Number of additional options with a nominal exercise price granted	12,663,792	6,060,696
Weighted average fair value of options with a nominal exercise price	$1.03	$0.74

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, included in our Annual Report on Form 10-K that was filed with the SEC on February 25, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

As the COVID-19 pandemic continues, we remain focused on ensuring the safety of our workforce and continuing, where possible, to safely treat patients with our cell therapies. We continue to work with our clinical sites to ensure that patients are treated as soon as clinical sites are able to do so . Our facilities in the United States (“U.S.”) and the United Kingdom (“U.K.”) remain open to support manufacturing and delivery of our existing cell therapies as well as research and development of new cell therapies. Further information on risks related to COVID-19 is provided in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

We have multiple clinical trials ongoing:

●	SPEARHEAD-1 Phase 2 Trial with afamitresgene autoleucel (“afami-cel”): A registration directed Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Subject to the successful conclusion of the SPEARHEAD-1 trial during the first half of 2021 and filing of a Biologics License Application in 2022, we plan to commercially launch afami-cel for treatment of synovial sarcoma. Initial data from this trial will be presented at the American Society of Clinical Oncology (ASCO) on June 4, 2021. Orphan Drug designation for afami-cel for the treatment of soft tissue sarcomas has been granted in the European Union and U.S. together with Regenerative Medicine Advanced Therapy (RMAT) designation in the U.S. for the treatment of synovial sarcoma and access to the Priority Medicines (“PRIME”) Regulatory Support initiative by the European Medicines Agency (“EMA”) for afami-cel for the treatment of synovial sarcoma.

●	SPEARHEAD-2 Phase 2 Trial with afami-cel: A Phase 2 trial combining afami-cel with pembrolizumab in patients with head and neck cancer expressing the MAGE-A4 antigen is underway at clinical sites in the United States.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cells, ADP-A2M4CD8, focusing on treatment of patients with lung, gastroesophageal, head and neck and bladder cancers in which the MAGE-A4 antigen is expressed. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as afami-cel, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. Based on the responses seen in the Phase 1 clinical trial using afami-cel and initial responses seen in the SURPASS trial, we are planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric (“EGJ”) cancers in mid-2021.

●	ADP-A2AFP Phase 1 Trial: We continue treating patients in our Phase 1 trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) specific therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen.

●	Afami-cel Phase 1 Trial – Radiation Sub-study: Our Phase 1 clinical trial of afami-cel in urothelial, melanoma, head and neck, ovarian, non-small cell lung, esophageal and gastric, synovial sarcoma and MRCLS cancers has now completed enrollment. A radiation sub-study of this trial remains open and is assessing whether low-dose radiation enhances T-cell tumor trafficking and responses.

We have an active preclinical pipeline of cell therapy candidates with the aim of delivering five new cell therapies to the clinic in the next five years. The pipeline includes new autologous SPEAR T-cells, SPEAR T-cells addressing alternative HLA-types, next generation SPEAR T-cells, next-generation TILs and HiTs. Data from the Company’s HiT mesothelin program will be presented at the American Society of Gene & Cell Therapy (ASGCT) in May 2021. We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform.

We have a strategic collaboration program ongoing with Astellas (through its wholly owned subsidiary Universal Cells) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets and utilizing our allogeneic platform for “off-the-shelf” cell therapies. The first target subject to the collaboration is the mesothelin target to which a HiT cell therapy is being developed and a second target has now been nominated by Astellas. We also have a number of development and research collaborations including our collaboration with GSK for the development, manufacture and commercialization of TCR therapeutic candidates for up to five programs, a clinical and pre-clinical alliance agreement with MD Anderson Cancer Center and research collaborations with Alpine, Noile-Immune and CCIT.

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

The Astellas Collaboration Agreement

In January 2020, the Company entered into a collaboration agreement with Astellas. The Company received $50.0 million as an upfront payment after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 13% of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.5% for the year ended December 31, 2021.

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

Other (Expense) Income, Net

Other (expense) income, net primarily comprises foreign exchange (losses) gains. We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S. dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc, which is considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We incur tax losses and tax credit carryforwards in the United Kingdom. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. On 3 March 2021, the UK government announced that the rate of corporation tax would increase to 25% in 2023, with lower rates and tapered relief to be applied to companies with profits below £250,000.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020, together with the changes to those items (in thousands):

	Three months ended
	March 31,
	2021	2020	Increase/decrease
Revenue	$434	$761	$(327)	(43)%
Research and development expenses	(24,506)	(21,264)	(3,242)	15%
General and administrative expenses	(13,817)	(9,261)	(4,556)	49%
Total operating expenses	(38,323)	(30,525)	(7,798)	26%
Operating loss	(37,889)	(29,764)	(8,125)	27%
Interest income	425	730	(305)	(42)%
Other (expense) income, net	(1)	937	(938)	(100)%
Loss before income taxes	(37,465)	(28,097)	(9,368)	33%
Income taxes	(298)	(70)	(228)	326%
Loss for the period	$(37,763)	$(28,167)	$(9,596)	34%

Revenue

Revenue decreased by 43% to $0.4 million in the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020. Revenue will vary depending on the progress of the development activities.

Research and Development Expenses

Research and development expenses increased by 15% to $24.5 million for the three months ended March 31, 2021 from $21.3 million for the three months ended March 31, 2020.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	March 31,
	2021	2020	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$19,202	$15,384	$3,818	25%
Subcontracted expenditure	10,832	7,311	3,521	48%
Manufacturing facility expenditure	2,445	1,687	758	45%
Share-based compensation expense	2,375	978	1,397	143%
In-process research and development costs	151	968	(817)	(84)%
Reimbursements receivable for research and development tax and expenditure credits	(10,499)	(5,064)	(5,435)	107%
	$24,506	$21,264	$3,242	15%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $3.2 million for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the following:

●	an increase of $3.8 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development
●	an increase of $3.5 million in subcontracted expenditure due to increases in costs related to the development of a companion diagnostic (CDx) assay and an increase in clinical trial costs as we prepare for a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric (“EGJ”) cancers
●	an increase of $1.4 million in share-based compensation expense primarily due to higher option grants in 2021 because of an increase in the number of employees; and
●	an increase of $5.4 million in reimbursements receivable for research and development tax and expenditure credits, which is driven by an increase in qualifying costs identified.

Our subcontracted costs for the three months ended March 31, 2021 were $10.8 million, compared to $7.3 million in the same period of 2020. This includes $7.9 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $2.9 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 49% to $13.8 million for the three months ended March 31, 2021 from $9.3 million in the same period in 2020. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	March 31,
	2021	2020	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$6,965	$5,759	$1,206	21%
Other corporate costs	3,892	3,031	861	28%
Share-based compensation expense	2,960	471	2,489	528%
	$13,817	$9,261	$4,556	49%

The net increase in our general and administrative expenses of $4.6 million for the three months ended March 31, 2021 compared to the same period in 2020 was largely due to:

●	an increase of $1.2 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the three months ended March 31, 2021 compared to the same period in 2020; and
●	an increase of $2.5 million in share based compensation, due to option forfeits in the three months ended March 31, 2020, and higher option grants in 2021 because of an increase in the number of employees.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge of $298,000 for the three months ended March 31, 2021 from a charge of $70,000 for the three months ended March 31, 2020. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to March 31, 2021, we have raised:

●	$854.4 million, net of issuance costs, through the issuance of shares;
●	$203.2 million through collaborative arrangements with GSK and Astellas; and
●	$59.2 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of March 31, 2021, we had cash and cash equivalents of $32.4 million and Total Liquidity of $317.9 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities, planned capital spending, and planned commercialization costs into early 2023. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2021 and 2020 (in thousands).

	Three months ended
	March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(46,540)	$16,857
Net cash provided by (used in) investing activities	21,762	(71,947)
Net cash provided by financing activities	534	91,444
Cash, cash equivalents and restricted cash	37,036	90,760

Operating Activities

Net cash used in operating activities was $46.5 million for the three months ended March 31, 2021 compared to net cash provided by operating activities of $16.9 million for the three months ended March 31, 2020. Our activities typically result in net use of cash in operating activities. The receipt of the $50.0 million upfront payment from Astellas in January 2020 resulted in net cash provided by operating activities for the three months ended March 31, 2020. Excluding the impact of this, the net cash used in operating activities for the three months ended March 31, 2021 increased due to an increase in operating expenditure.

Net cash used in operating activities of $46.5 million for the three months ended March 31, 2021 comprised a net loss of $37.8 million and a net cash outflow of $19.5 million from changes in operating assets and liabilities, offset by non-cash items of $10.8 million. The changes in operating assets and liabilities include the impact of a $10.5 million increase in reimbursements receivable for research and development tax credits. The non-cash items consisted primarily of depreciation expense on plant and equipment of $1.4 million, share-based compensation expense of $5.3 million, unrealized foreign exchange losses of $1.2 million, amortization on available-for-sale debt securities of $1.5 million and other items of $1.3 million.

Investing Activities

Net cash provided by investing activities was $21.8 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $71.9 million for the three months ended March 31, 2020. The net cash provided by (used in) investing activities for the respective periods consisted primarily of:

●	purchases of property and equipment of $1.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively;
●	cash outflows from investment in marketable securities of $61.6 million and $98.0 million for the three months ended March 31, 2021 and 2020, respectively, and cash inflows from maturity or redemption of marketable securities of $84.6 million and $26.3 million for the three months ended March 31, 2021 and 2020, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the three months ended March 31, 2021, the investments in marketable securities were reduced to fund the Company’s ongoing operations. In the three months ended March 31, 2020, the Company increased its investments in marketable securities with proceeds from its public offering.

Financing Activities

Net cash provided by financing activities was $0.5 million and $91.4 million for the three months ended March 31, 2021 and 2020, respectively. The net cash provided by financing activities in the three months ended March 31, 2021 consisted of proceeds from share option exercises. For the three months ended March 31, 2020, the net cash provided by financing activities consisted of net proceeds from public offerings of $90.5 million and proceeds from share option exercises of $0.9 million.

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

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$32,432	$56,882
Marketable securities - available-for-sale debt securities	285,512	311,335
Total Liquidity	$317,944	$368,217

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

Contractual Obligations

Further details of potential contingencies and commitments are provided in Note 10 of the condensed consolidated financial statements.

For a discussion of our contractual obligations, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K.

Safe Harbor

See the section titled “Information Regarding Forward-Looking Statements” at the beginning of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2021. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2021, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and the disclosures set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those significant or material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended March 31, 2021, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three months ended March 31, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2021 and 2020 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: May 6, 2021	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: May 6, 2021	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer