Form 10-Q
period 2021-06-30
Adaptimmune Therapeutics PLC
filed 2021-08-09
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 936,530,694.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$50,453	$56,882
Marketable securities - available-for-sale debt securities	234,917	311,335
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	2,158	139
Other current assets and prepaid expenses	49,816	29,796
Total current assets	337,344	398,152

Restricted cash	4,632	4,602
Operating lease right-of-use assets, net of accumulated amortization	17,772	18,880
Property, plant and equipment, net of accumulated depreciation of $34,360 (2020: $31,097)	28,663	27,778
Intangibles, net of accumulated amortization	1,382	1,730
Total assets	$389,793	$451,142

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,977	$6,389
Operating lease liabilities, current	2,922	2,773
Accrued expenses and other accrued liabilities	26,606	27,079
Deferred revenue, current	4,911	2,832
Total current liabilities	41,416	39,073

Operating lease liabilities, non-current	19,723	20,938
Deferred revenue, non-current	50,048	49,260
Other liabilities, non-current	667	644
Total liabilities	111,854	109,915

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,240,853,520 authorized and 936,237,126 issued and outstanding (2020: 1,038,249,630 authorized and 928,754,958 issued and outstanding)	1,336	1,325
Additional paid in capital	949,575	935,706
Accumulated other comprehensive loss	(10,385)	(10,048)
Accumulated deficit	(662,587)	(585,756)
Total stockholders' equity	277,939	341,227

Total liabilities and stockholders’ equity	$389,793	$451,142

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$3,095	$502	$3,529	$1,263
Operating expenses
Research and development	(28,868)	(20,460)	(53,374)	(41,724)
General and administrative	(13,539)	(10,295)	(27,356)	(19,556)
Total operating expenses	(42,407)	(30,755)	(80,730)	(61,280)
Operating loss	(39,312)	(30,253)	(77,201)	(60,017)
Interest income	266	1,147	691	1,877
Other income (expense), net	54	(749)	53	188
Loss before income taxes	(38,992)	(29,855)	(76,457)	(57,952)
Income taxes	(76)	(25)	(374)	(95)
Net loss attributable to ordinary shareholders	$(39,068)	$(29,880)	$(76,831)	$(58,047)

Net loss per ordinary share
Basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	934,228,095	822,725,556	932,667,125	781,235,457

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(39,068)	$(29,880)	$(76,831)	$(58,047)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0	(4,177)	1,194	(7,178)	19,105
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, $0, $0 and $0	3,911	(1,108)	6,959	(20,759)
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, $0, $0 and $0	105	699	(118)	113
Total comprehensive loss for the period	$(39,229)	$(29,095)	$(77,168)	$(59,588)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	loss	deficit	equity
Balance as of 1 January 2021	928,754,958	$1,325	$935,706	$(10,048)	$(585,756)	$341,227
Net loss	—	—	—	—	(37,763)	(37,763)
Other comprehensive loss	—	—	—	(176)	—	(176)
Issuance of shares upon exercise of stock options	4,062,210	6	529	—	—	535
Share-based compensation expense	—	—	5,334	—	—	5,334
Balance as of March 31, 2021	932,817,168	$1,331	$941,569	$(10,224)	$(623,519)	$309,157
Net loss	—	—	—	—	(39,068)	(39,068)
Other comprehensive loss	—	—	—	(161)	—	(161)
Issuance of shares upon exercise of stock options	350,628	1	42	—	—	43
Issuance of shares under At The Market sales agreement, net of commission and expenses	3,069,330	4	2,515	—	—	2,519
Share-based compensation expense	—	—	5,449	—	—	5,449
Balance as of June 30, 2021	936,237,126	$1,336	$949,575	$(10,385)	$(662,587)	$277,939

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders’
	stock	stock	capital	(loss) income	deficit	equity
Balance as of 1 January 2020	631,003,568	$943	$585,623	$(7,264)	$(455,664)	$123,638
Net loss	—	—	—	—	(28,167)	(28,167)
Other comprehensive loss	—	—	—	(2,326)	—	(2,326)
Issuance of shares upon exercise of stock options	4,610,772	6	888	—	—	894
Issuance of shares upon completion of public offering, net of issuance costs	144,900,000	190	90,360	—	—	90,550
Share-based compensation expense	—	—	1,448	—	—	1,448
Balance as of March 31, 2020	780,514,340	$1,139	$678,319	$(9,590)	$(483,831)	$186,037
Net loss	—	—	—	—	(29,880)	(29,880)
Other comprehensive income	—	—	—	785	—	785
Issuance of shares upon exercise of stock options	5,704,606	7	4,174	—	—	4,181
Issuance of shares upon completion of public offering, net of issuance costs	141,450,000	178	243,660	—	—	243,838
Share-based compensation expense	—	—	2,624	—	—	2,624
Balance as of June 30, 2020	927,668,946	$1,324	$928,777	$(8,805)	$(513,711)	$407,585

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(76,831)	$(58,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,879	3,583
Share-based compensation expense	10,783	4,072
Unrealized foreign exchange gains	(267)	(2,004)
Amortization on available-for-sale debt securities	2,884	702
Other	1,401	480
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(21,457)	(10,104)
Decrease in non-current operating assets	—	615
Increase in payables and other current liabilities	663	3,571
Increase in deferred revenue	1,946	49,074
Net cash used in operating activities	(77,999)	(8,058)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,924)	(460)
Acquisition of intangibles	(143)	(407)
Maturity or redemption of marketable securities	154,465	39,931
Investment in marketable securities	(81,958)	(298,016)
Net cash provided by (used in) investing activities	69,440	(258,952)

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	2,519	334,388
Proceeds from exercise of stock options	578	5,075
Net cash provided by financing activities	3,097	339,463

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(937)	(678)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,399)	71,775
Cash, cash equivalents and restricted cash at start of period	61,484	54,908
Cash, cash equivalents and restricted cash at end of period	$55,085	$126,683

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $662,587,000 as of June 30, 2021.

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

Recently adopted

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

Note 3 — Revenue

The Company has two contracts with customers: a collaboration and license agreement with GSK and a collaboration agreement with Astellas.

Revenue comprises the following categories (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Development revenue	$3,095	$502	$3,529	$1,263
	$3,095	$502	$3,529	$1,263

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of June 30, 2021 was $65,414,000. Of this amount, $15,400,000 is allocated to the rights granted for each of the two independent Astellas targets, which will be recognised at a point-in-time upon commencement of the licenses in the event of nomination of the targets. The remaining amounts relate to our co-development with Astellas and GSK, which will be recognized as development progresses.

Future development, regulatory and sales milestones under both agreements are not considered probable as of June 30, 2021 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period under the Astellas agreement is variable consideration and included in the transaction price as of June 30, 2021 to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The Company received a milestone payment of $4.2 million in the three months ended June 30, 2021 following achievement of a development milestone for the third target under the GSK Collaboration and License Agreement. As a result of the inclusion of this amount in the transaction price, $1,029,000 of revenue was recognized in the three and six months ended June 30, 2021 from performance obligations partially satisfied in previous periods.

Of the revenue recognized in the six months ended June 30, 2021, $536,000 was included in the deferred income balance at January 1, 2021.

Note 4 — Loss per share

The dilutive effect of 113,659,553 and 89,998,033 stock options outstanding as of June 30, 2021 and 2020 respectively have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2021 and 2020, because they would have an antidilutive effect on the loss per share for the period.

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

The following table shows the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2021	$(10,158)	$110	$(10,048)
Foreign currency translation adjustments	(3,001)	—	(3,001)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	3,048	—	3,048
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(223)	(223)
Balance at March 31, 2021	(10,111)	(113)	(10,224)
Foreign currency translation adjustments	(4,177)	—	(4,177)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	3,911	—	3,911
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	105	105
Balance at June 30, 2021	$(10,377)	$(8)	$(10,385)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2020	$(7,302)	$38	$(7,264)
Foreign currency translation adjustments	17,911	—	17,911
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(19,651)	—	(19,651)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(586)	(586)
Balance at March 31, 2020	(9,042)	(548)	(9,590)
Foreign currency translation adjustments	1,194	—	1,194
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(1,108)	—	(1,108)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	699	699
Balance at June 30, 2020	$(8,956)	$151	$(8,805)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2021 are as follows (in thousands):

		Fair value measurements using
	June 30,	Level 1	Level 2	Level 3
	2021
Assets:
Corporate debt securities	$234,917	$234,917	$—	$—
	$234,917	$234,917	$—	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of June 30, 2021, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$28,564	$29	$—	$28,593
Corporate debt securities	3 months to 1 year	125,824	116	(11)	125,929
Corporate debt securities	1 year to 2 years	80,537	—	(142)	80,395
		$234,925	$145	$(153)	$234,917

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of June 30, 2021 and 31 December, 2020 are as follows:

	June 30, 2021			December 31, 2020
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities:
Corporate debt securities	$111,611	21	$(153)	$157,985	30	$(158)

As of June 30, 2021, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. No securities have been in an unrealized loss position for more than one year. The Company does not intend to sell the debt securities in an unrealized loss position and believes that it has the ability to hold the debt securities to maturity.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Corporate tax receivable	$37,755	$20,585
Prepayments	9,161	6,314
Clinical materials	1,591	2,086
Other current assets	1,309	811
	$49,816	$29,796

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued clinical and development expenditure	$14,071	$13,081
Accrued employee expenses	8,474	11,825
Other accrued expenditure	3,850	2,126
Other	211	47
	$26,606	$27,079

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

Note 11 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$2,512	$929	$4,887	$1,907
General and administrative	2,937	1,695	5,896	2,165
	$5,449	$2,624	$10,783	$4,072

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Number of options over ordinary shares granted	918,048	2,738,936	15,721,104	12,968,216
Weighted average fair value of ordinary shares options	$0.65	$0.30	$0.75	$0.47
Number of additional options with a nominal exercise price granted	1,995,456	778,120	14,659,248	6,838,816
Weighted average fair value of options with a nominal exercise price	$0.88	$0.43	$1.01	$0.71

Note 12 — Stockholders’ equity

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. In the three months ended June 30, 2021, the Company sold 511,555 ADSs representing 3,069,330 ordinary shares resulting in net proceeds to the Company of $2,519,000 after deducting commissions payable under the Sales Agreement and issuance costs. As of June 30, 2021, $197,359,541 remained available for sale under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2020, included in our Annual Report on Form 10-K that was filed with the SEC on February 25, 2021, and our Quarterly Report on Form 10-Q that was filed with the SEC on May 6, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our Quarterly Report on Form 10-Q that was filed with the SEC on May 6, 2021, and our Annual Report on Form 10-K for the year ended December 31, 2020, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors and have reported clinical responses (per RECIST 1.1) in seven solid tumor indications.

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

As the COVID-19 pandemic continues, we remain focused on ensuring the safety of our workforce and continuing, where possible, to safely treat clinical trial patients with our cell therapies. We continue to work with our clinical sites to ensure that patients are treated safely in accordance with site-specific requirements and precautions. Our facilities in the United States (“U.S.”) and the United Kingdom (“U.K.”) remain open to support manufacturing and delivery of our existing cell therapies as well as research and development of new cell therapies. Further information on risks related to COVID-19 is provided in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

We have multiple clinical trials ongoing:

●	SPEARHEAD-1 Phase 2 Trial with afamitresgene autoleucel (“afami-cel”): A registration directed Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Approximately 90 patients are planned to be treated in this Phase 2 trial: 45 in Cohort 1 and 45 in Cohort 2. Enrollment in Cohort 1 is complete, and Cohort 2 is currently recruiting. The primary efficacy analysis will include patients from Cohort 1 only. Initial data from Cohort 1 of this trial was presented at the American Society of Clinical Oncology (ASCO) on June 4, 2021. As presented at ASCO 2021, the Company reported an overall response rate for patients with at least one scan (evaluated by RECIST 1.1 per investigator assessment) of 39.3% (13 out of 33 patients), with an overall response rate of 41.4% (12/29 patients) for synovial sarcoma and 25.0% (1/4 patients) for MRCLS. Of the 29 patients with synovial sarcoma, the disease control rate was 86.2% (25/29 patients) (defined as either response or stable disease) with 2 complete responses and 10 partial responses. This data is intended to support the filing of a Biologics License Application (BLA) in 2022 and, upon approval from the U.S. Food and Drug Administration (“FDA”), the Company plans to commercially launch afami-cel for the treatment of synovial sarcoma and MRCLS. Orphan Drug designation for afami-cel for the treatment of soft tissue sarcomas has been granted in the European Union and U.S. together with Regenerative Medicine Advanced Therapy (RMAT) designation in the U.S. for the treatment of synovial sarcoma and access to the Priority Medicines (“PRIME”) Regulatory Support initiative by the European Medicines Agency (“EMA”) for afami-cel for the treatment of synovial sarcoma. The EMA and the FDA have agreed to the Company’s pediatric investigational plans for afami-cel in synovial sarcoma. The EMA pediatric investigational plan (“PIP”) for afami-cel will include pediatric patients aged 10 to under 18 years with advanced synovial sarcoma in which the MAGE-A4 antigen is expressed. These pediatric patients will be included in Cohort 2 of this trial. The FDA initial pediatric study plan (“iPSP”) will include HLA-A*02 positive children aged 2 to 17 years (inclusive) who have MAGE-A4 expressing solid tumors.

●	SPEARHEAD-2 Phase 2 Trial with afami-cel: A Phase 2 trial combining afami-cel with pembrolizumab in patients with head and neck cancer expressing the MAGE-A4 antigen is underway at clinical sites in the United States.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cells, ADP-A2M4CD8, focusing on treatment of patients with lung, gastroesophageal, head and neck and bladder cancers in which the MAGE-A4 antigen is expressed. Based on early data from patients with ovarian cancer treated in the trial, the Company is planning to add this as a focus indication to the SURPASS trial. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as afami-cel, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase helper cell response and SPEAR T-cell potency. Based on the responses seen in the Phase 1 clinical trial using afami-cel and initial responses seen in the SURPASS trial, we are planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric junction (“EGJ”) cancers in the third quarter of 2021.

●	ADP-A2AFP Phase 1 Trial: We continue treating patients in our Phase 1 trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) specific therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen.

●	Afami-cel Phase 1 Trial – Radiation Sub-study: Our Phase 1 clinical trial of afami-cel in urothelial, melanoma, head and neck, ovarian, non-small cell lung, esophageal and gastric, synovial sarcoma and MRCLS cancers has now completed enrollment. A radiation sub-study of this trial ceased enrollment at the end of July 2021. Five patients were treated in this sub-study and the Company plans to provide a data update at an upcoming congress.

We have an active preclinical pipeline of cell therapy candidates with the aim of delivering five new cell therapies to the clinic in the next five years. The pipeline includes new autologous SPEAR T-cells, SPEAR T-cells addressing alternative HLA-types, next generation SPEAR T-cells, next-generation TILs and HiTs. Preclinical data presented at the American Society of Gene & Cell Therapy (ASGCT) in May 2021 from the Company’s HiT mesothelin program validated that human T-cells expressing a TCR targeting mesothelin, independent of HLA recognition, can kill human tumor cells in vitro; and showed that the HiT works as well, or better than, an in-house developed T-cell receptor fusion construct (“TRuC”) targeting mesothelin in preclinical studies.

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform. We have a strategic collaboration program ongoing with Astellas (through its wholly owned subsidiary Universal Cells) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets and utilizing our allogeneic platform for “off-the-shelf” cell therapies. The first target subject to the collaboration is the mesothelin target to which a HiT cell therapy is being developed and a second target has been nominated by Astellas. We also have a number of development and research collaborations including our collaboration with GSK for the development, manufacture and commercialization of TCR therapeutic candidates for up to five programs, a clinical and preclinical alliance agreement with MD Anderson Cancer Center and research collaborations with Alpine, Noile-Immune, and the Center for Cancer Immune Therapy (CCIT).

Financial Operations Overview

Revenue

The Company has two contracts with customers: the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement.

The GSK Collaboration Agreement

The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement in 2019, and the Company received $3.2 million following the nomination of the target. The Company received a milestone payment of $4.2 million in the three months ended June 30, 2021 following achievement of a development milestone. These amounts are being recognized as revenue as development progresses.

The Company received a milestone payment of $4.2 million in the three months ended June 30, 2021 following achievement of a development milestone for the third target under the GSK Collaboration and License Agreement. As a result of the inclusion of this amount in the transaction price, $1.0 million of revenue was recognized in the three and six months ended June 30, 2021 from performance obligations partially satisfied in previous periods.

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 13% of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.5% of allowable R&D costs for the year ended December 31, 2021.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We incur tax losses and tax credit carryforwards in the United Kingdom. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. On June 10, 2021, the U.K. 2021 Finance Bill received Royal Assent. Under this bill, the rate of U.K. corporation tax will increase to 25% in 2023, with lower rates and tapered relief to be applied to companies with profits below £250,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020, together with the changes to those items (in thousands):

	Three months ended
	June 30,
	2021	2020	Increase/decrease
Revenue	$3,095	$502	$2,593	517%
Research and development expenses	(28,868)	(20,460)	(8,408)	41%
General and administrative expenses	(13,539)	(10,295)	(3,244)	32%
Total operating expenses	(42,407)	(30,755)	(11,652)	38%
Operating loss	(39,312)	(30,253)	(9,059)	30%
Interest income	266	1,147	(881)	(77)%
Other expense, net	54	(749)	803	(107)%
Loss before income taxes	(38,992)	(29,855)	(9,137)	31%
Income taxes	(76)	(25)	(51)	204%
Loss for the period	$(39,068)	$(29,880)	$(9,188)	31%

Revenue

Revenue was $3.1 million in the three months ended June 30, 2021 compared to $0.5 million for the three months ended June 30, 2020. Revenue has increased primarily due to an increase in development activities under the Astellas Collaboration Agreement. Revenue varies depending on the progress of development activities and the amounts we expect to receive under contracts with customers (to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur).

Research and Development Expenses

Research and development expenses increased by 41% to $28.9 million for the three months ended June 30, 2021 from $20.5 million for the three months ended June 30, 2020.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	June 30,
	2021	2020	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$19,222	$14,881	$4,341	29%
Subcontracted expenditure	11,410	7,129	4,281	60%
Manufacturing facility expenditure	2,096	1,367	729	53%
Share-based compensation expense	2,512	929	1,583	170%
Reimbursements receivable for research and development tax and expenditure credits	(6,372)	(3,846)	(2,526)	66%
	$28,868	$20,460	$8,408	41%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $8.4 million for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following:

●	an increase of $4.3 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development;
●	an increase of $4.3 million in subcontracted expenditure due to increases in costs related to the development of a companion diagnostic assay and an increase in clinical trial costs as we prepare for a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric (“EGJ”) cancers;
●	an increase of $1.6 million in share-based compensation expense primarily due to higher option grants in 2021 because of an increase in the number of employees and higher fair value of options being expensed; and
●	an increase of $2.5 million in reimbursements receivable for research and development tax and expenditure credits, which is driven by an increase in qualifying costs identified.

Our subcontracted costs for the three months ended June 30, 2021 were $11.4 million, compared to $7.1 million in the same period of 2020. This includes $9.1 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $2.3 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 32% to $13.5 million for the three months ended June 30, 2021 from $10.3 million in the same period in 2020. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	June 30,
	2021	2020	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$7,327	$6,000	$1,327	22%
Other corporate costs	4,729	3,797	932	25%
Share-based compensation expense	2,936	1,694	1,242	73%
Reimbursements	(1,453)	(1,196)	(257)	21%
	$13,539	$10,295	$3,244	32%

The net increase in our general and administrative expenses of $3.2 million for the three months ended June 30, 2021 compared to the same period in 2020 was largely due to:

●	an increase of $1.3 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the three months ended June 30, 2021 compared to the same period in 2020; and
●	an increase of $1.2 million in share based compensation, because of an increase in the number of employees and higher fair value of options being expensed.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge $76,000 for the three months ended June 30, 2021 from a charge of $25,000 for the three months ended June 30, 2020. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020, together with the changes to those items (in thousands):

	Six months ended
	June 30,
	2021	2020	Increase/decrease
Revenue	$3,529	$1,263	$2,266	179%
Research and development expenses	(53,374)	(41,724)	(11,650)	28%
General and administrative expenses	(27,356)	(19,556)	(7,800)	40%
Total operating expenses	(80,730)	(61,280)	(19,450)	32%
Operating loss	(77,201)	(60,017)	(17,184)	29%
Interest income	691	1,877	(1,186)	(63)%
Other (expense) income, net	53	188	(135)	(72)%
Loss before income taxes	(76,457)	(57,952)	(18,505)	32%
Income taxes	(374)	(95)	(279)	294%
Loss for the period	$(76,831)	$(58,047)	$(18,784)	32%

Revenue

Revenue was $3.5 million in the six months ended June 30, 2021 compared to $1.3 million for the six months ended June 30, 2020. Revenue has increased primarily due to an increase in development activities under the Astellas Collaboration Agreement. Revenue varies depending on the progress of development activities and the amounts we expect to receive under contracts with customers (to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur).

Research and Development Expenses

Research and development expenses increased by 28% to $53.4 million for the six months ended June 30, 2021 from $41.7 million for the six months ended June 30, 2020.

Our research and development expenses comprise the following (in thousands):

	Six months ended
	June 30,
	2021	2020	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$38,424	$30,263	$8,161	27%
Subcontracted expenditure	22,242	14,598	7,644	52%
Manufacturing facility expenditure	4,541	3,054	1,487	49%
Share-based compensation expense	4,887	1,907	2,980	156%
In-process research and development costs	151	812	(661)	(81)%
Reimbursements receivable for research and development tax and expenditure credits	(16,871)	(8,910)	(7,961)	89%
	$53,374	$41,724	$11,650	28%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $11.7 million for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the following:

●	an increase of $8.2 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development;
●	an increase of $7.6 million in subcontracted expenditure due to increases in costs related to the development of a companion diagnostic assay and an increase in clinical trial costs as we prepare for a Phase 2 clinical trial with ADP-A2M4CD8 in EGJ cancers;
●	an increase of $3.0 million in share-based compensation expense primarily because of an increase in the number of employees and higher fair value of options being expensed; and
●	an increase of $8.0 million in reimbursements receivable for research and development tax and expenditure credits, which is driven by an increase in qualifying costs identified.

Our subcontracted costs for the six months ended June 30, 2021 were $22.2 million, compared to $14.6 million in the same period of 2020. This includes $16.9 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $5.3 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 40% to $27.4 million for the six months ended June 30, 2021 from $19.6 million in the same period in 2020. Our general and administrative expenses consist of the following (in thousands):

	Six months ended
	June 30,
	2021	2020	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$14,292	$11,759	$2,533	22%
Other corporate costs	8,621	6,828	1,793	26%
Share-based compensation expense	5,896	2,165	3,731	172%
Reimbursements	(1,453)	(1,196)	(257)	21%
	$27,356	$19,556	$7,800	40%

The net increase in our general and administrative expenses of $7.8 million for the six months ended June 30, 2021 compared to the same period in 2020 was largely due to:

●	an increase of $2.5 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the six months ended June 30, 2021 compared to the same period in 2020;
●	an increase of $1.8 million in other corporate costs, primarily due to increases in employee-related costs, share-based compensation expense, and professional fees in the six months ended June 30, 2021 compared to the same period in

2020; and
●	an increase of $3.7 million in share based compensation, due to option forfeits in the six months ended June 30, 2020, and because of an increase in the number of employees and higher fair value of options being expensed in the six months ended June 30, 2021.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge of $374,000 for the six months ended June 30, 2021 from a charge of $95,000 for the six months ended June 30, 2020. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to June 30, 2021, we have raised:

●	$857.0 million, net of issuance costs, through the issuance of shares;
●	$208.0 million through collaborative arrangements with GSK and Astellas; and
●	$59.2 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of June 30, 2021, we had cash and cash equivalents of $50.5 million and Total Liquidity of $285.4 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities, planned capital spending, and planned commercialization costs into early 2023. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2021 and 2020 (in thousands).

	Six months ended
	June 30,
	2021	2020
Net cash used in operating activities	$(77,999)	$(8,058)
Net cash provided by (used in) investing activities	69,440	(258,952)
Net cash provided by financing activities	3,097	339,463
Cash, cash equivalents and restricted cash	55,085	126,683

Operating Activities

Net cash used in operating activities was $78.0 million for the six months ended June 30, 2021 compared to $8.1 million for the six months ended June 30, 2020. The receipt of the $50.0 million upfront payment from Astellas in January 2020 resulted in lower net cash used in operating activities for the six months ended June 30, 2020. Excluding the impact of this, the net cash used in operating activities for the six months ended June 30, 2021 increased due to an increase in operating expenditure.

Net cash used in operating activities of $78.0 million for the six months ended June 30, 2021 comprised a net loss of $76.8 million and a net cash outflow of $18.9 million from changes in operating assets and liabilities, offset by non-cash items of $17.7 million. The changes in operating assets and liabilities include the impact of a $16.8 million increase in reimbursements receivable for research and development tax credits. The non-cash items consisted of depreciation expense on plant and equipment of $2.9 million, share-based compensation expense of $10.8 million, amortization on available-for-sale debt securities of $2.9 million, and other items of $1.4 million, which were offset by unrealized foreign exchange gains of $0.3 million.

Investing Activities

Net cash provided by investing activities was $69.4 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $259.0 million for the six months ended June 30, 2020. The net cash provided by (used in) investing activities for the respective periods consisted primarily of:

●	purchases of property and equipment of $2.9 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively;
●	cash outflows from investment in marketable securities of $82.0 million and $298.0 million for the six months ended June 30, 2021 and 2020, respectively, and cash inflows from maturity or redemption of marketable securities of $154.5 million and $39.9 million for the six months ended June 30, 2021 and 2020, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the six months ended June 30, 2021, the investments in marketable securities were reduced to fund the Company’s ongoing operations. In the six months ended June 30, 2020, the Company increased its investments in marketable securities with proceeds from its public offerings.

Financing Activities

Net cash provided by financing activities was $3.1 million and $339.5 million for the six months ended June 30, 2021 and 2020, respectively. The net cash provided by financing activities in the six months ended June 30, 2021 consisted of net proceeds of $2.5 million from shares issued in an at-the-market offering, net of commissions and issuance costs, and proceeds of $0.6 million from share option exercises. For the six months ended June 30, 2020, the net cash provided by financing activities consisted of net proceeds from public offerings of $334.3 million and proceeds from share option exercises of $5.1 million.

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

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$50,453	$56,882
Marketable securities - available-for-sale debt securities	234,917	311,335
Total Liquidity	$285,370	$368,217

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended June 30, 2021. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2021, we were not a party to any material legal proceedings.

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

As of and for the period ended June 30, 2021, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and six months ended June 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2021 and 2020 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: August 9, 2021	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: August 9, 2021	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer