Form 10-Q
period 2021-09-30
Adaptimmune Therapeutics PLC
filed 2021-11-04
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 937,224,360.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$42,918	$56,882
Marketable securities - available-for-sale debt securities	197,202	311,335
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	1,641	139
Other current assets and prepaid expenses	58,689	29,796
Total current assets	300,450	398,152

Restricted cash	1,717	4,602
Operating lease right-of-use assets, net of accumulated amortization	21,481	18,880
Property, plant and equipment, net of accumulated depreciation of $35,087 (2020: $31,097)	28,689	27,778
Intangibles, net of accumulated amortization	1,191	1,730
Total assets	$353,528	$451,142

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,784	$6,389
Operating lease liabilities, current	2,267	2,773
Accrued expenses and other accrued liabilities	27,984	27,079
Deferred revenue, current	6,102	2,832
Total current liabilities	41,137	39,073

Operating lease liabilities, non-current	23,704	20,938
Deferred revenue, non-current	47,040	49,260
Other liabilities, non-current	664	644
Total liabilities	112,545	109,915

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,240,853,520 authorized and 937,049,820 issued and outstanding (2020: 1,038,249,630 authorized and 928,754,958 issued and outstanding)	1,337	1,325
Additional paid in capital	954,732	935,706
Accumulated other comprehensive loss	(10,098)	(10,048)
Accumulated deficit	(704,988)	(585,756)
Total stockholders' equity	240,983	341,227

Total liabilities and stockholders’ equity	$353,528	$451,142

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$1,203	$1,193	$4,732	$2,456
Operating expenses
Research and development	(28,211)	(24,067)	(81,585)	(65,791)
General and administrative	(15,173)	(13,001)	(42,529)	(32,557)
Total operating expenses	(43,384)	(37,068)	(124,114)	(98,348)
Operating loss	(42,181)	(35,875)	(119,382)	(95,892)
Interest income	225	2,147	916	4,024
Other income (expense), net	(237)	(1,689)	(184)	(1,501)
Loss before income taxes	(42,193)	(35,417)	(118,650)	(93,369)
Income taxes	(208)	(15)	(582)	(110)
Net loss attributable to ordinary shareholders	$(42,401)	$(35,432)	$(119,232)	$(93,479)

Net loss per ordinary share
Basic and diluted	$(0.05)	$(0.04)	$(0.13)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	936,600,648	928,022,057	933,992,708	829,973,177

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(42,401)	$(35,432)	$(119,232)	$(93,479)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $0	15,564	(15,522)	8,386	3,583
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, $0, $0 and $0	(15,310)	15,698	(8,351)	(5,061)
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, $0, $0 and $0	33	211	(85)	324
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0 and $0	—	(76)	—	(76)
Total comprehensive loss for the period	$(42,114)	$(35,121)	$(119,282)	$(94,709)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	loss	deficit	equity
Balance as of 1 January 2021	928,754,958	$1,325	$935,706	$(10,048)	$(585,756)	$341,227
Net loss	—	—	—	—	(37,763)	(37,763)
Other comprehensive loss	—	—	—	(176)	—	(176)
Issuance of shares upon exercise of stock options	4,062,210	6	529	—	—	535
Share-based compensation expense	—	—	5,334	—	—	5,334
Balance as of March 31, 2021	932,817,168	1,331	941,569	(10,224)	(623,519)	309,157
Net loss	—	—	—	—	(39,068)	(39,068)
Other comprehensive loss	—	—	—	(161)	—	(161)
Issuance of shares upon exercise of stock options	350,628	1	42	—	—	43
Issue of shares under At The Market sales agreement, net of expenses	3,069,330	4	2,515	—	—	2,519
Share-based compensation expense	—	—	5,449	—	—	5,449
Balance as of June 30, 2021	936,237,126	1,336	949,575	(10,385)	(662,587)	277,939
Net loss	—	—	—	—	(42,401)	(42,401)
Issuance of shares upon exercise of stock options	812,694	1	128	—	—	129
Issue of shares under At The Market sales agreement, net of expenses	—	—	10	—	—	10
Other comprehensive income	—	—	—	287	—	287
Share-based compensation expense	—	—	5,019	—	—	5,019
Balance as of September 30, 2021	937,049,820	$1,337	$954,732	$(10,098)	$(704,988)	$240,983

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders’
	stock	stock	capital	(loss) income	deficit	equity
Balance as of 1 January 2020	631,003,568	$943	$585,623	$(7,264)	$(455,664)	$123,638
Net loss	—	—	—	—	(28,167)	(28,167)
Other comprehensive loss	—	—	—	(2,326)	—	(2,326)
Issuance of shares upon exercise of stock options	4,610,772	6	888	—	—	894
Issuance of shares upon completion of public offering, net of issuance costs	144,900,000	190	90,360	—	—	90,550
Share-based compensation expense	—	—	1,448	—	—	1,448
Balance as of March 31, 2020	780,514,340	1,139	678,319	(9,590)	(483,831)	186,037
Net loss	—	—	—	—	(29,880)	(29,880)
Other comprehensive income	—	—	—	785	—	785
Issuance of shares upon exercise of stock options	5,704,606	7	4,174	—	—	4,181
Issuance of shares upon completion of public offering, net of issuance costs	141,450,000	178	243,660	—	—	243,838
Share-based compensation expense	—	—	2,624	—	—	2,624
Balance as of June 30, 2020	927,668,946	1,324	928,777	(8,805)	(513,711)	407,585
Net loss	—	—	—	—	(35,432)	(35,432)
Issuance of shares upon exercise of stock options	856,464	1	461	—	—	462
Other comprehensive loss	—	—	—	176	—	176
Share-based compensation expense	—	—	3,280	—	—	3,280
Balance as of September 30, 2020	928,525,410	$1,325	$932,518	$(8,494)	$(549,143)	$376,206

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(119,232)	$(93,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,333	5,151
Share-based compensation expense	15,802	7,352
Unrealized foreign exchange gains	(213)	(1,102)
Amortization on available-for-sale debt securities	4,094	2,798
Other	2,239	737
Changes in operating assets and liabilities:
Increase/(decrease) in receivables and other operating assets	(31,809)	3,345
Decrease in non-current operating assets	—	2,291
Decrease in payables and other current liabilities	(109)	(117)
Increase in deferred revenue	1,696	48,649
Net cash used in operating activities	(123,199)	(24,375)

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,558)	(1,174)
Acquisition of intangibles	(181)	(496)
Maturity or redemption of marketable securities	190,393	78,915
Investment in marketable securities	(81,363)	(363,777)
Net cash provided by (used in) investing activities	104,291	(286,532)

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	2,529	334,388
Proceeds from exercise of stock options	707	5,541
Net cash provided by financing activities	3,236	339,929

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(1,177)	(1,023)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,849)	27,999
Cash, cash equivalents and restricted cash at start of period	61,484	54,908
Cash, cash equivalents and restricted cash at end of period	$44,635	$82,907

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $704,988,000 as of September 30, 2021.

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

Note 3 — Revenue

The Company has two contracts with customers: a collaboration and license agreement with GlaxoSmithKline (“GSK”) and a collaboration agreement with Astellas.

Revenue comprises the following categories (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Development revenue	$1,203	$1,193	$4,732	$2,456
	$1,203	$1,193	$4,732	$2,456

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of September 30, 2021 was $76,322,000. Of this amount, $15,000,000 is allocated to the rights granted for each of the two independent Astellas targets, which will be recognised at a point-in-time upon commencement of the licenses in the event of nomination of the targets. The remaining amounts relate to our co-development with Astellas and GSK, which will be recognized as development progresses.

Future development, regulatory and sales milestones under both agreements are not considered probable as of September 30, 2021 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period under the Astellas agreement is variable consideration and included in the transaction price as of September 30, 2021 to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The Company received a milestone payment of $4.2 million in the nine months ended September 30, 2021 following achievement of a development milestone for the third target under the GSK Collaboration and License Agreement. As a result of the inclusion of this amount in the transaction price, $1,029,000 of revenue was recognized in the three and nine months ended September 30, 2021 from performance obligations partially satisfied in previous periods.

Of the revenue recognized in the nine months ended September 30, 2021, $1,056,000 was included in the deferred income balance at January 1, 2021.

On September 3, 2021, the Company entered into a Strategic Collaboration and License Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd, which became effective on October 19, 2021 upon expiry or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement is further described in Note 14.

Note 4 — Loss per share

The dilutive effect of 115,924,296 and 91,263,299 stock options outstanding as of September 30, 2021 and 2020 respectively have been excluded from the diluted loss per share calculation for the three and nine months ended September 30, 2021 and 2020 because they would have an antidilutive effect on the loss per share for the period.

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

The following table shows the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2021	$(10,158)	$110	$(10,048)
Foreign currency translation adjustments	(3,001)	—	(3,001)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	3,048	—	3,048
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(223)	(223)
Balance at March 31, 2021	(10,111)	(113)	(10,224)
Foreign currency translation adjustments	(4,177)	—	(4,177)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	3,911	—	3,911
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	105	105
Balance at June 30, 2021	(10,377)	(8)	(10,385)
Foreign currency translation adjustments	15,564	—	15,564
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(15,310)	—	(15,310)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	33	33
Balance at September 30, 2021	$(10,123)	$25	$(10,098)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2020	$(7,302)	$38	$(7,264)
Foreign currency translation adjustments	17,911	—	17,911
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(19,651)	—	(19,651)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(586)	(586)
Balance at March 31, 2020	(9,042)	(548)	(9,590)
Foreign currency translation adjustments	1,194	—	1,194
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(1,108)	—	(1,108)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	699	699
Balance at June 30, 2020	(8,956)	151	(8,805)
Foreign currency translation adjustments	(15,522)	—	(15,522)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	15,698	—	15,698
Reclassification from accumulated other comprehensive income of gains on available-for-sale debt securities included in net loss, net of tax of $0	—	211	211
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(76)	(76)
Balance at September 30, 2020	$(8,780)	$286	$(8,494)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of September 30, 2021 are as follows (in thousands):

		Fair value measurements using
	September 30,	Level 1	Level 2	Level 3
	2021
Assets:
Corporate debt securities	$197,202	$197,202	—	—
	$197,202	$197,202	$—	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of September 30, 2021, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	Unrealized	Unrealized	Estimated
	Contractual Maturity	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$9,228	$5	$(1)	$9,232
Corporate debt securities	3 months to 1 year	135,761	104	(29)	135,836
Corporate debt securities	1 year to 2 years	52,189	14	(69)	52,134
		$197,178	$123	$(99)	$197,202

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of September 30, 2021 and 31 December, 2020 are as follows:

	September 30, 2021			December 31, 2020
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities:
Corporate debt securities	$85,165	15	$(99)	$157,985	30	$(158)

As of September 30, 2021, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. No securities have been in an unrealized loss position for more than one year. The Company does not intend to sell the debt securities in an unrealized loss position and believes that it has the ability to hold the debt securities to maturity.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Corporate tax receivable	$43,446	$20,585
Prepayments	9,970	6,314
Clinical materials	1,285	2,086
Other current assets	3,988	811
	$58,689	$29,796

Note 9 — Operating leases

The Company has operating leases in relation to property for office and research facilities.

On August 13, 2021, the Company modified the lease of 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, UK (the “60 Jubilee Avenue lease”) and on August 20, 2021, the Company modified the lease of 39 Innovation Drive, Milton Park, Abingdon, Oxfordshire, UK (the “39 Innovation Drive lease”). The effect of the modifications extended the first break option exercisable by the Company and has resulted in a change in the lease term for both leases.  The modification to the 39 Innovation Drive lease also amended the lease payments for that lease. The modifications did not result in the identification of a separate contract.

Upon modification, the lease liability has been remeasured using the current estimate of the Company’s incremental borrowing rate and the amount of the remeasurement of the lease liability has been recognized as an adjustment to the corresponding right-of-use asset. The effect of the modification was to increase the lease liability and the corresponding right-of-use asset by $4,290,000.

The modification also removed a bank guarantee, which resulted in a reduction in restricted cash of $2,739,000. The Company paid $1,736,000 to the lessor as a rent deposit.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate as at September 30, 2021 and 2020:

	September 30,
	2021	2020

Weighted-average remaining lease term - operating leases	8.0 years	6.5 years
Weighted-average discount rate - operating leases	6.8%	7.2%

The maturities of operating lease liabilities as of September 30, 2021 are as follows (in thousands):

Operating leases

2021	$978
2022	3,932
2023	4,050
2024	3,986
2025	4,034
after 2025	16,968
Total lease payments	33,948
Less: Imputed interest	7,977
Present value of lease liability	$25,971

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued clinical and development expenditure	$13,661	$13,081
Accrued employee expenses	10,219	11,825
Other accrued expenditure	3,907	2,126
Other	197	47
	$27,984	$27,079

Note 11 — Contingencies and commitments

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

Note 12 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$2,177	$1,219	$7,064	$3,126
General and administrative	2,842	2,061	8,738	4,226
	$5,019	$3,280	$15,802	$7,352

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Number of options over ordinary shares granted	4,170,230	1,882,966	19,891,334	14,851,182
Weighted average fair value of ordinary shares options	$0.51	$1.25	$0.70	$0.57
Number of additional options with a nominal exercise price granted	1,348,920	571,320	16,008,168	7,410,136
Weighted average fair value of options with a nominal exercise price	$0.70	$1.70	$0.98	$0.78

Note 13 — Stockholders’ equity

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. In the three months ended June 30, 2021, the Company sold 511,555 ADSs representing 3,069,330 ordinary shares resulting in net proceeds to the Company of $2,519,000 after deducting commissions payable under the Sales Agreement and issuance costs. As of September 30, 2021, $197,360,000 remained available for sale under the Sales Agreement.

Note 14 — Subsequent Events

On September 3, 2021, Adaptimmune Limited, a wholly owned subsidiary of Adaptimmune Therapeutics Plc, entered into a Strategic Collaboration and License Agreement (the “Agreement”) with Genentech, Inc. (“Genentech”) and F. Hoffman-La Roche Ltd.

Under the Agreement, Genentech and Adaptimmune (each, a “party” and together, the “parties”) will collaborate to develop two types of allogeneic T-cell therapies: (i) “off-the-shelf” αβ T-cell therapies directed to up to five collaboration targets and (ii) personalized therapies utilizing αβ T-cell receptors (TCRs) isolated from a patient, with such therapies being administered to the same patient. The parties will collaborate to perform a research program, initially during an eight year period (which may be extended for up to two additional two year terms at Genentech’s election upon payment of an extension fee for each two-year term), to develop the cell therapies, following which Genentech will determine whether to further develop and commercialize such therapies. Under the Agreement, Adaptimmune exclusively licenses Genentech certain intellectual property rights it controls to enable Genentech to research, develop, manufacture and commercialize (i) “off-the-shelf” T-cell therapies directed to the collaboration targets and (ii) personalized T-cell therapies developed within the scope of the Agreement, and Genentech is solely responsible for the clinical development and commercialization of any cell therapies arising from the collaboration. Adaptimmune will manufacture and supply cell therapies for Phase 1 trials of “off-the-shelf” T-cell therapies unless Genentech decides to assume responsibility for such manufacturing.

Under the Agreement, Adaptimmune is also subject to certain restrictions on its ability to further develop and commercialize certain cell therapies. In particular restrictions apply in relation to its ability to develop cell therapy products to nominated targets and to develop competing personalized cell therapies. This restriction does not prevent Adaptimmune from developing cell therapies to other targets or cell therapies containing different types of receptors.

Under the terms of the Agreement, Adaptimmune will receive $150 million as an upfront payment, which is anticipated to be received in the fourth quarter of 2021. Adaptimmune may also receive:

●	$150 million in additional payments spread over a period of 5 years from the effective date of the Agreement, unless the agreement is earlier terminated;
●	Research milestones of up to $50 million;
●	Development milestones of up to $100 million in relation to the development of “off-the-shelf” T-cell therapies per collaboration target (unless Adaptimmune exercises its right to opt-in to receive a profit share) and up to $200 million in relation to the development of personalized T-cell therapies;
●	Commercialisation milestones of up to $1.1 billion for off-the-shelf T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming “off-the-shelf” T-cell therapies are developed to 5 targets) and for personalized T-cell therapies;
●	Net sales milestones of up to $1.5 billion for “off-the-shelf” T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming “off-the-shelf” T-cell therapies are developed to 5 targets) and for personalized T-cell therapies.

In addition, Adaptimmune will receive tiered royalties on net sales in the mid-single to low-double digits.

Adaptimmune also has a right to opt-in to receive a profit share and to co-promote “off-the-shelf” T-cell therapies. If Adaptimmune elects to opt in, then Adaptimmune will be eligible to share 50 percent of profits and losses from U.S. sales on such products and to receive up to $800 million in ex-U.S. regulatory and sales-based milestone payments, as well as royalties on ex-U.S. net sales.

The parties can terminate the Agreement in the event of material breach or insolvency of the other party. Genentech is entitled to terminate the Agreement in its entirety, on a product-by-product basis or collaboration target by collaboration target basis on provision of 180 days notice. Either party may terminate the Agreement on written notice in the event that the US Federal Trade Commission or US Department of Justice seeks a preliminary injunction under applicable antitrust laws against the parties or where HSR clearance has not occurred within 180 days of the effective date of the Agreement. The Agreement became effective on October 19, 2021 upon expiry of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include Specific Peptide Enhanced Affinity Receptor (“SPEAR”) T-cells, which use genetically engineered T-cell receptors; next generation Tumor Infiltrating Lymphocytes (“TiLs”) where a patient’s own T-cells are co-administered with our next generation technology, and HLA-independent TCRs (“HiTs”) where surface proteins are targeted independently of the peptide-HLA complex.

We have multiple clinical trials ongoing:

●	SPEARHEAD-1 Phase 2 Trial with afamitresgene autoleucel (“afami-cel”): A registration directed Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and Cohort 2 is currently recruiting. Initial data from Cohort 1 of this trial was presented at the American Society of Clinical Oncology (ASCO) on June 4, 2021. As presented at ASCO 2021, the Company reported an overall response rate for patients with at least one scan (evaluated by RECIST 1.1 per investigator assessment) of 39.3% (13 out of 33 patients), with an overall response rate of 41.4% (12/29 patients) for synovial sarcoma and 25.0% (1/4 patients) for MRCLS. Of the 29 patients with synovial sarcoma, the disease control rate was 86.2% (25/29 patients) (defined as either response or stable disease). Data from cohort 1 of this trial is intended to support the filing of a Biologics License Application (BLA) in 2022 and, upon approval from the U.S. Food and Drug Administration (“FDA”), the Company plans to commercially launch afami-cel. The EMA and the FDA have also agreed to the Company’s pediatric investigational plans for afami-cel.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cells, ADP-A2M4CD8, focusing on treatment of patients with lung, gastroesophageal, head and neck, ovarian and bladder cancers in which the MAGE-A4 antigen is expressed. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as afami-cel, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase helper cell response and SPEAR T-cell potency. Data from the SURPASS trial was presented at the European Society for Medical Oncology (ESMO) meeting in September 2021. As of the August 2, 2021 data cut-off, initial efficacy and durability data were encouraging with an overall response rate of 36% and disease control rate of 86% in evaluable patients. ADP-A2M4CD8 was reported to be well tolerated in patients as of date of data cut-off. We will also evaluate ADP-A2M4CD8 in combination with a checkpoint inhibitor in patients with selected indications.

●	SURPASS-2 Phase 2 Trial with ADP-A2M4CD8: Based on the responses seen in the Phase 1 clinical trial using afami-cel and initial responses seen in the SURPASS trial, a Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric junction (“EGJ”) cancers was initiated during the third quarter of 2021.

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8: Based on the initial responses seen in the SURPASS Phase 1 trial in patients with ovarian cancer, including a complete response which remained ongoing at the time of the data cut-off on August 2, 2021, we are planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in ovarian cancer in 2022.

●	ADP-A2AFP Phase 1 Trial: We continue treating patients in our Phase 1 trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) specific therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). A further cohort has also been initiated for patients with tumors other than HCC that express the AFP antigen. Data from the trial was presented at the International Liver Cancer Association (ILCA) meeting in September 2021. As of April 5, 2021, 13 patients with advanced HCC had received ADP-A2AFP in cohort 3 and expansion phases of the trial. The best overall responses per RECIST v 1.1 included 1 complete response (reported previously), 6 patients with stable disease and 4 patients with progressive disease. The disease control rate for patients with at least one scan was 64%. Given we are now approaching the original study objective of treating approximately 25 patients, we have ceased screening in the trial.

●	SPEARHEAD-2 Phase 2 Trial with afami-cel: Adaptimmune is in the process of evaluating its strategy for the use of checkpoint inhibitors in combination with its cell therapies, including the evaluation of ADP-A2M4CD8 with a checkpoint inhibitor, and as a result we have decided to cease enrolment in the Spearhead-2 trial.

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

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform.

●	During Q3 2021 we announced a strategic collaboration with Genentech Inc (“Genentech”) and F. Hoffman-La Roche Ltd.to research, develop, and commercialize allogeneic T-cell therapies (the “Genentech Collaboration”). The collaboration covers the research and development of “off-the-shelf” cell therapies for up to five shared cancer targets (“off the shelf” products) and the development of a novel allogeneic personalized cell therapy platform. The effectiveness of the agreement was subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which has now expired. Under the terms of the agreement, we will receive an upfront payment of $150 million and additional payments of $150 million over five years, unless the agreement is earlier terminated. In addition, we may be eligible to receive research, development, regulatory and commercial milestones payments potentially exceeding $3 billion in aggregate value. We will also receive tiered royalties on net sales in the mid-single to low-double digits. We have the right to opt in to a 50/50 U.S. profit/cost share on "off-the-shelf" products. If we elect to opt in, then we will be eligible to share 50 percent of profits and losses from U.S. sales on such products and are eligible to receive ex-U.S. regulatory and sales-based milestone payments, as well as royalties on ex-U.S. net sales.

●	We also have a strategic collaboration program ongoing with Astellas (through its wholly owned subsidiary Universal Cells) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets and utilizing our allogeneic platform for “off-the-shelf” cell therapies. The first target subject to the collaboration is the mesothelin target to which a HiT cell therapy is being developed and a second target has been nominated by Astellas.

We also have a number of development and research collaborations including our collaboration with GSK for the development, manufacture and commercialization of TCR therapeutic candidates for up to five programs, a clinical and preclinical alliance agreement with MD Anderson Cancer Center and research collaborations with Alpine, Noile-Immune, and the Center for Cancer Immune Therapy (CCIT).

Financial Operations Overview

Revenue

The Company has three contracts with customers: the GSK Collaboration and License Agreement, the Astellas Collaboration Agreement and the Genentech Collaboration Agreement.

The GSK Collaboration Agreement

The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement in 2019, and the Company received $3.2 million following the nomination of the target. The Company received a milestone payment of $4.2 million in the nine months ended September 30, 2021 following achievement of a development milestone. These amounts are being recognized as revenue as development progresses.

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

The Genentech Collaboration Agreement

On September 3, 2021, the Company entered into the Genentech Collaboration Agreement, which became effective on October 19, 2021 upon expiry or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is fully described in Note 14 to the financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020, together with the changes to those items (in thousands):

	Three months ended
	September 30,
	2021	2020	Increase/decrease
Revenue	$1,203	$1,193	$10	1%
Research and development expenses	(28,211)	(24,067)	(4,144)	17%
General and administrative expenses	(15,173)	(13,001)	(2,172)	17%
Total operating expenses	(43,384)	(37,068)	(6,316)	17%
Operating loss	(42,181)	(35,875)	(6,306)	18%
Interest income	225	2,147	(1,922)	(90)%
Other expense, net	(237)	(1,689)	1,452	(86)%
Loss before income taxes	(42,193)	(35,417)	(6,776)	19%
Income taxes	(208)	(15)	(193)	1,287%
Loss for the period	$(42,401)	$(35,432)	$(6,969)	20%

Revenue

Revenue was $1.2 million in the three months ended September 30, 2021 compared to $1.2 million for the three months ended September 30, 2020. Revenue varies depending on the progress of development activities and the amounts we expect to receive under contracts with customers.

Research and Development Expenses

Research and development expenses increased by 17% to $28.2 million for the three months ended September 30, 2021 from $24.1 million for the three months ended September 30, 2020.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	September 30,
	2021	2020	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$20,270	$15,901	$4,369	27%
Subcontracted expenditure	10,111	9,636	475	5%
Manufacturing facility expenditure	2,594	2,079	515	25%
Share-based compensation expense	2,177	1,219	958	79%
Reimbursements receivable for research and development tax and expenditure credits	(6,941)	(4,768)	(2,173)	46%
	$28,211	$24,067	$4,144	17%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $4.1 million for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

●	an increase of $4.4 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development;
●	an increase of $1.0 million in share-based compensation expense primarily due to higher option grants in 2021 because of an increase in the number of employees and higher fair value of options being expensed; and
●	an increase of $2.2 million in reimbursements receivable for research and development tax and expenditure credits, which is driven by an increase in qualifying costs identified.

Our subcontracted costs for the three months ended September 30, 2021 were $10.1 million, compared to $9.6 million in the same period of 2020. This includes $7.7 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $2.4 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 17% to $15.2 million for the three months ended September 30, 2021 from $13.0 million in the same period in 2020. The net increase in our general and administrative expenses of $2.2 million for the three months ended September 30, 2021 compared to the same period in 2020 was largely due to:

●	an increase of $0.9 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the three months ended September 30, 2021 compared to the same period in 2020; and
●	an increase of $0.8 million in share based compensation, because of an increase in the number of employees and higher fair value of options being expensed.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge $208,000 for the three months ended September 30, 2021 from a charge of $15,000 for the three months ended September 30, 2020. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020, together with the changes to those items (in thousands):

	Nine months ended
	September 30,
	2021	2020	Increase/decrease
Revenue	$4,732	$2,456	$2,276	93%
Research and development expenses	(81,585)	(65,791)	(15,794)	24%
General and administrative expenses	(42,529)	(32,557)	(9,972)	31%
Total operating expenses	(124,114)	(98,348)	(25,766)	26%
Operating loss	(119,382)	(95,892)	(23,490)	24%
Interest income	916	4,024	(3,108)	(77)%
Other (expense) income, net	(184)	(1,501)	1,317	(88)%
Loss before income taxes	(118,650)	(93,369)	(25,281)	27%
Income taxes	(582)	(110)	(472)	429%
Loss for the period	$(119,232)	$(93,479)	$(25,753)	28%

Revenue

Revenue was $4.7 million in the nine months ended September 30, 2021 compared to $2.5 million for the nine months ended September 30, 2020. Revenue has increased primarily due to an increase in development activities under our collaboration agreements. Revenue varies depending on the progress of development activities and the amounts we expect to receive under contracts with customers (to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur).

Research and Development Expenses

Research and development expenses increased by 24% to $81.6 million for the nine months ended September 30, 2021 from $65.8 million for the nine months ended September 30, 2020.

Our research and development expenses comprise the following (in thousands):

	Nine months ended
	September 30,
	2021	2020	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$58,694	$46,192	$12,502	27%
Subcontracted expenditure	32,353	24,234	8,119	34%
Manufacturing facility expenditure	7,135	5,133	2,002	39%
Share-based compensation expense	7,064	3,126	3,938	126%
In-process research and development costs	151	784	(633)	(81)%
Reimbursements receivable for research and development tax and expenditure credits	(23,812)	(13,678)	(10,134)	74%
	$81,585	$65,791	$15,794	24%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $15.8 million for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the following:

●	an increase of $12.5 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development;
●	an increase of $8.1 million in subcontracted expenditure due to increases in costs related to the development of a companion diagnostic assay and an increase in clinical trial costs as we prepare for a Phase 2 clinical trial with ADP-A2M4CD8 in Esopogeal Gastric Junction (EGJ) cancers;
●	an increase of $3.9 million in share-based compensation expense primarily because of an increase in the number of employees and higher fair value of options being expensed; and
●	an increase of $10.1 million in reimbursements receivable for research and development tax and expenditure credits, which is driven by an increase in qualifying costs identified.

Our subcontracted costs for the nine months ended September 30, 2021 were $32.4 million, compared to $24.2 million in the same period of 2020. This includes $24.6 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $7.7 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 31% to $42.5million for the nine months ended September 30, 2021 from $32.5 million in the same period in 2020. Our general and administrative expenses consist of the following (in thousands):

	Nine months ended
	September 30,
	2021	2020	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$21,434	$17,992	$3,442	19%
Other corporate costs	13,810	11,535	2,275	20%
Share-based compensation expense	8,738	4,226	4,512	107%
Reimbursements	(1,453)	(1,196)	(257)	21%
	$42,529	$32,557	$9,972	31%

The net increase in our general and administrative expenses of $10.0 million for the nine months ended September 30, 2021 compared to the same period in 2020 was largely due to:

●	an increase of $3.4 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the nine months ended September 30, 2021 compared to the same period in 2020;
●	an increase of $2.3 million in other corporate costs, primarily due to increases in employee-related costs and professional fees in the nine months ended September 30, 2021 compared to the same period in 2020; and
●	an increase of $4.5 million in share based compensation, due to option forfeits in the nine months ended September 30, 2020, and because of an increase in the number of employees and higher fair value of options being expensed in the nine months ended September 30, 2021.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge of $582,000 for the nine months ended September 30, 2021 from a charge of $110,000 for the nine months ended September 30, 2020. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to September 30, 2021, we have raised:

●	$857.1 million, net of issuance costs, through the issuance of shares;
●	$208.0 million through collaborative arrangements with GSK and Astellas; and
●	$59.2 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of September 30, 2021, we had cash and cash equivalents of $42.9 million and Total Liquidity of $240.1 million. In addition, under the terms of the Agreement with Genentech, Adaptimmune is entitled to receive $150 million as an upfront payment, which is anticipated to be received in the fourth quarter of 2021. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity, together with the upfront and exclusivity payments under the Strategic Collaboration and License Agreement with Genentech, will fund the Company’s current operations based upon our currently anticipated research and development activities, planned capital spending, and planned commercialization costs into early 2024. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine months ended
	September 30,
	2021	2020
Net cash used in operating activities	$(123,199)	$(24,375)
Net cash provided by (used in) investing activities	104,291	(286,532)
Net cash provided by financing activities	3,236	339,929
Cash, cash equivalents and restricted cash	44,635	82,907

Operating Activities

Net cash used in operating activities was $123.2 million for the nine months ended September 30, 2021 compared to $24.3 million for the nine months ended September 30, 2020. The receipt of the $50.0 million upfront payment from Astellas in January 2020 and the receipt of the R&D tax credit of $18.7m in July 2020, resulted in lower net cash used in operating activities for the nine months ended September 30, 2020. Excluding the impact of this, the net cash used in operating activities for the nine months ended September 30, 2021 increased due to an increase in operating expenditure.

Net cash used in operating activities of $123.2 million for the nine months ended September 30, 2021 comprised a net loss of $119.2 million and a net cash outflow of $30.2 million from changes in operating assets and liabilities, offset by non-cash items of $26.2 million. The changes in operating assets and liabilities include the impact of a $16.8 million increase in reimbursements receivable for research and development tax credits. The non-cash items consisted of depreciation expense on plant and equipment of $4.3 million, share-based compensation expense of $15.8 million, amortization on available-for-sale debt securities of $4.1 million, and other items of $2.2 million, which were offset by unrealized foreign exchange gains of $0.2 million.

Investing Activities

Net cash provided by investing activities was $104.3 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $286.5 million for the nine months ended September 30, 2020. The net cash provided by (used in) investing activities for the respective periods consisted primarily of:

●	purchases of property and equipment of $4.6 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively;

●	cash outflows from investment in marketable securities of $81.4 million and $363.8 million for the nine months ended September 30, 2021 and 2020, respectively, and cash inflows from maturity or redemption of marketable securities of $190.4 million and $78.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the nine months ended September 30, 2021, the investments in marketable securities were reduced to fund the Company’s ongoing operations. In the nine months ended September 30, 2020, the Company increased its investments in marketable securities with proceeds from its public offerings.

Financing Activities

Net cash provided by financing activities was $3.2 million and $339.9 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash provided by financing activities in the nine months ended September 30, 2021 consisted of net proceeds of $2.5 million from shares issued in an at-the-market offering, net of commissions and issuance costs, and proceeds of $0.7 million from share option exercises. For the nine months ended September 30, 2020, the net cash provided by financing activities consisted of net proceeds from public offerings of $334.4 million and proceeds from share option exercises of $5.5 million.

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

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$42,918	$56,882
Marketable securities - available-for-sale debt securities	197,202	311,335
Total Liquidity	$240,120	$368,217

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended September 30, 2021. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2021, we were not a party to any material legal proceedings.

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

As of and for the period ended September 30, 2021, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

10.1†**

Strategic Collaboration and License Agreement among Adaptimmune Limited, on the one hand, and Genentech, Inc. and F. Hoffman-La Roche Ltd, on the other hand, made and entered into as of September 3, 2021.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September, 2021 and December 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and nine months ended September 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2021 and 2020 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

†	Certain portions of this exhibit have been omitted because they are not material and they are the type of information that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: November 4, 2021	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: November 4, 2021	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer