Form 10-K
period 2021-12-31
Adaptimmune Therapeutics PLC
filed 2022-03-14
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $583,895,832.

As of March 11, 2022 the number of outstanding ordinary shares, par value £0.001 per share, of the registrant was 940,393,818.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Item 1.   Business

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors and have reported responses in multiple solid tumor indications.

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include Specific Peptide Enhanced Affinity Receptor (“SPEAR” T-cells) which use genetically engineered T-cell receptors (“TCRs”); next generation Tumor Infiltrating Lymphocytes (“TILs”) where a patient’s own T-cells are co-administered with our next generation technology, and HLA-independent TCRs (“HiTs”) where surface proteins are targeted independently of the peptide-HLA complex. Our cell therapies are currently manufactured on an autologous or per patient basis and we have a proprietary preclinical allogeneic platform for the development of “off the shelf” cell therapies.

Our MAGE-A4 cell therapy franchise includes T-cell therapy products targeting solid tumor indications in which the MAGE-A4 antigen is expressed, with responses seen in eight indications (head and neck, esophagogastric junction (“EGJ”), non-small cell lung cancer (NSCLC)-squamous, synovial sarcoma, melanoma, bladder, ovarian and myxoid/round cell liposarcoma (MRCLS) indications) across the franchise. A Biologics License Application (BLA) for the lead product (afamitresgene autoleucel or “afami-cel”) is targeted for filing with the U.S. Food and Drug Administration (“FDA”) in Q4 2022 for synovial sarcoma. We have multiple clinical trials ongoing or planned across the remainder of the MAGE-A4 franchise:

●	SPEARHEAD-1 Phase 2 Trial with afami-cel (ADP-A2M4): A registration directed Phase 2 clinical trial is ongoing in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and the cohort met its primary endpoint with an overall response rate (ORR) per independent review of 34%. Subject to the successful filing and approval of a BLA by the FDA we plan to commercially launch afami-cel in the United States (“U.S.”). Cohort 2 of the trial is ongoing.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cell, ADP-A2M4CD8, including for patients with lung, gastroesophageal, head and neck, ovarian and bladder cancers in which the MAGE-A4 antigen is expressed. An overall response rate of 36% was reported at the European Society for Medical Oncology (“ESMO”) conference in 2021 with a complete response in a patient with ovarian cancer and partial responses reported in patients with ovarian, head and neck, esophagogastric junction, bladder and synovial sarcoma cancers.

●	SURPASS -2 Phase 2 Trial with ADP-A2M4CD8: A Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and EGJ cancers has been initiated and is enrolling.

A further Phase 2 trial with ADP-A2M4CD8 in ovarian cancer (“SURPASS-3”) is planned to start later in 2022 and an additional cohort to the SURPASS trial combining ADP-A2M4CD8 with a checkpoint inhibitor is also in planning.

We are also planning to initiate a Phase 1 trial with a new next-generation SPEAR T-cell targeting MAGE-A4 for the treatment of patients with advanced head and neck squamous cell carcinoma, non-small cell lung cancer, or ovarian cancer. Developed in collaboration with Noile-Immune Biotech Inc. (“Noile-Immune”), this product (ADP-A2M4N7X19) incorporates IL-7 and CCL19 in the cell therapy product.

Outside of the MAGE-A4 franchise, we have an active preclinical pipeline of cell therapy candidates with the aim of delivering five new autologous cell therapies to the clinic by 2025. The pipeline includes new autologous SPEAR T-cells, SPEAR T-cells addressing alternative HLA-types, next-generation SPEAR T-cells, HiTs and next-generation TILs. These are being developed internally and in collaboration with third parties including Alpine Immune Sciences

(“Alpine”), the National Center for Cancer Immune Therapy in Denmark (“CCIT”) and Noile-Immune. A clinical trial application (“CTA”) for Tumor Infiltrating Lymphocytes (“TILs”) incorporating IL-7 has been filed in Denmark, with a clinical trial planned to start in 2022 at CCIT. These approaches enable us to further enhance and extend the reach of our cell therapies thus increasing the number of patients we can potentially treat.

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform. The platform utilizes cells derived from Induced Pluripotent Stem Cells (“iPSCs”), which can be gene-edited to express our engineered TCRs or other constructs and then differentiated into the required end cell type, for example T-cells. The platform is applicable to all of our cell therapies and we plan to bring two allogeneic programs to the clinic by 2025, the first for allogeneic cell therapies targeting MAGE-A4.

We have strategic collaborations in place with Astellas and Genentech Inc (“Genentech”):

●	During Q3 2021 we announced a strategic collaboration with Genentech and F. Hoffman-La Roche Ltd.to research, develop, and commercialize allogeneic T-cell therapies (the “Genentech Collaboration”). The collaboration covers the research and development of “off-the-shelf” cell therapies for up to five shared cancer targets (“off-the-shelf” products) and the development of a novel allogeneic personalized cell therapy platform. Under the terms of the agreement, we have received an upfront payment of $150 million and will receive additional payments of $150 million over five years, unless the agreement is earlier terminated. In addition, we may be eligible to receive research, development, regulatory and commercial milestones payments potentially exceeding $3 billion in aggregate value. We will also receive tiered royalties on net sales in the mid-single to low-double digits. We have the right to opt in to a 50/50 U.S. profit/cost share on “off-the-shelf” products. If we elect to opt in, then we will be eligible to share 50 percent of profits and losses from U.S. sales on such products and are eligible to receive ex-U.S. regulatory and sales-based milestone payments, as well as royalties on ex-U.S. net sales.

●	We also have a strategic collaboration program ongoing with Astellas (through its wholly-owned subsidiary Universal Cells) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets and utilizing our allogeneic platform for “off-the-shelf” cell therapies. The first target subject to the collaboration is the mesothelin target to which a HiT cell therapy is being developed. A second target has been nominated by Astellas.

We also have several development and research collaborations including our collaboration with GSK for the development, manufacture and commercialization of TCR therapeutic candidates for up to five programs, a clinical and preclinical alliance agreement with MD Anderson Cancer Center and research collaborations with Alpine, Noile-Immune, and CCIT.

We are an integrated cell therapy company with our own manufacturing facility in the U.S. and dedicated lentiviral vector manufacturing in the United Kingdom (“U.K.”). This enables us to continue improving the patient experience associated with our cell therapies including the ability to rapidly introduce improvements to the manufacturing process and patient supply chain.

Business Strategy

Building on our leadership position with engineered T-cell therapies in solid tumor indications, our strategic objective is to be a world leader in designing and delivering cell therapies that transform the lives of people with cancer. To achieve our objectives, our core value drivers are as follows:

Progressing two cell therapies toward commercialization. We are planning to file a BLA with the FDA during Q4 2022 for afami-cel. Data from Cohort 1 of the SPEARHEAD-1 trial met its primary endpoint. Afami-cel continues to show a favorable benefit:risk profile across the patients treated. BLA preparations are underway with pediatric plans agreed with regulatory agencies and multiple BLA-directed activities including vector and T-cell therapy manufacturing process characterization progressing. Further Phase 2 trials are underway (SURPASS-2 in esophageal and esophagogastric junction cancers) or anticipated to start later in 2022 (SURPASS-3 in ovarian cancer). Depending on the clinical data obtained from those trials, we plan to file a BLA following conclusion of those trials.

Progressing two cell therapies into later clinical phase. Subject to the data from ongoing clinical trials, we plan to rapidly progress clinical candidates through clinical trials and towards BLA filing. For example, our ADP-A2M4CD8 therapy is in a Phase 1 clinical trial (SURPASS) focusing on MAGE-A4 positive patients including in lung, head and neck, bladder, ovarian and gastroesophageal indications. A first Phase 2 trial has already been started in patients with esophageal and esophagogastric junction indications based on initial data from the Phase 1 SURPASS trial and a second Phase 2 trial is due to be initiated later in 2022 in ovarian cancer patients. Depending on the data obtained, additional indications may be identified for ADP-A2M4CD8 to be progressed into later phase trials and ultimately to a BLA filing.

Progress five new autologous cell therapies into the clinic within five years. We continue to progress our pipeline of cell therapy candidates including HiT cell therapy candidates, new SPEAR T-cells and next-generation TILs. We aim to progress these candidates through our preclinical pipeline quickly and start Phase 1 clinical trials once preclinical work is complete. For example, a next-generation TIL trial in collaboration with CCIT is in the process of being initiated with a CTA filed in 2021 in Denmark, and a Phase 1 clinical trial with ADP-A2M4N7X19, a new next-generation product incorporating IL-7 and CCL19 is planned to be initiated later in 2022.

Continuing to develop “off-the-shelf” cell immunotherapies and progress two cell therapies to the clinic within five years. We continue to develop our “off-the-shelf” (allogeneic) platform, which is broadly applicable to cell therapies, both internally and in collaboration with our partners Astellas and Genentech. The first allogeneic product includes a SPEAR T-cell targeting MAGE-A4 and a second allogeneic product includes a HiT targeting mesothelin (partnered with Astellas).

Continuing to improve our manufacturing and patient supply processes to optimize how we deliver our cell therapies to patients. Our integrated cell therapy capabilities enable us to continually enhance our cell and vector manufacturing and supply processes which we believe will ultimately enable us to treat patients quicker, at a lower cost and more effectively. We are planning to open a new manufacturing facility dedicated to allogeneic cell therapy manufacturing in 2022. This facility is co-located with our research facility in the U.K. Additionally we are expanding the manufacturing capacity in our existing autologous manufacturing facility in Philadelphia, Pennsylvania.

Expanding our intellectual property portfolio. We continue to build and develop our technology platform, comprising intellectual property, proprietary methods and know-how in the field of cell therapies. These assets form the foundation of our ability to strengthen our product pipeline and defend and expand our position as a leader in cell therapy.

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

Cancer Target Identification and Validation

Before developing any engineered T-cell therapy, it is important to identify and validate a suitable target cancer peptide or protein. The target must be expressed only on the cancer cells of interest and with expression in normal non-

cancerous tissue only where a risk to the patient would be deemed acceptable. Careful validation and identification of targets is important to ensure that any engineered cell therapy is specific to the targeted cancer and does not bind to the same target on non-cancer cells, or that the receptor in the cell therapy does not recognize a similar peptide or protein derived in normal cells. Our target identification and validation platform is focused on three approaches. First, we identify and validate peptide-HLA targets for cancer testis antigens for the most prevalent HLA-type, for example, the HLA A2 peptide for the MAGE-A4 antigen. Second, we identify and validate similar peptides for non-cancer testis antigens which are closely related to a specific disease indication, for example, the AFP antigen. Finally, we identify and validate surface HLA peptides for these existing intracellular targets in the context of different HLA types as well as other extracellular cell surface targets for HLA-independent TCRs or HiT constructs ensuring that we can address a broader patient population either across multiple HLA types across our existing therapeutic candidates or cell surface targets, such as mesothelin, without HLA restriction, respectively.

Cell Therapies

We have developed a range of cell therapies all of which utilize the interaction between a T-cell and its TCR’s and a peptide or protein. Our cell therapies can be made directly from a patient’s own T-cells (“autologous” cell therapies) or manufactured from stem cells (“allogeneic” cell therapies).

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

For our allogeneic T-cell therapies, Induced Pluripotent Stem Cells ("iPSCs”) are gene edited to express the engineered TCR or HiT and potentially a range of next gen modifications. As part of the gene editing the iPSCs are also edited to remove certain HLA-type expression so that patients expressing any HLA-type can be treated with the same end product. Those gene-edited iPSCs are then differentiated, using a number of directed process steps, into T-cells, which can then be used to treat patients expressing the tumor antigen to which the TCR or HiT is directed.

Our SPEAR T-cells

Following identification of a suitable target peptide, we identify TCRs that are capable of binding to that target peptide or protein. We then engineer and optimize those identified receptors to enhance their ability to recognize and bind to the cancer targets, thereby enabling a highly targeted immunotherapy which complements a patient’s immune system. The optimized TCR for the cell therapy then undergoes extensive preclinical safety testing prior to administration to patients. A lentiviral vector is used to transfer the engineered TCR into the patient’s T-cells if that patient has the relevant target and HLA type for our TCR cell therapy. The optimized cell therapy then undergoes extensive preclinical safety testing prior to administration to patients. Our SPEAR T-cell platform technology enables us to develop a pipeline of targets and TCR therapeutic candidates that we believe may be effective in a variety of cancer types that have progressed following treatment with currently available and experimental therapies. Within our MAGE-A4 franchise we have three SPEAR T-cells being developed, afami-cel (our first generation MAGE-A4 targeted SPEAR T-cell therapy), ADP-A2M4CD8 (a next-generation therapy incorporating a CD8α homodimer to increase potency) and ADP-A2M4N7X19 (a new next-generation cell therapy incorporating IL-7 and CCL19).

Our HiT Cell Therapies

Naturally occurring TCRs recognize peptides that are presented on the cell surface by a protein complex called HLA. Patient treatment with our SPEAR T-cells requires patients to express a particular HLA-type. We have now developed a TCR platform capable of producing TCRs able to recognize targets expressed on the surface of cancer cells independently of HLA-type. The TCR is engineered to recognize and bind to a cell surface protein. The HiT platform enables us to identify suitable targets and to then generate engineered HiTs which can bind and interact with those targets. These HLA-independent TCRs or HiTs use the same immune system processes as naturally occurring TCRs.

Our Next-Generation TIL Therapies

TIL therapy utilizes TILs taken from a patient’s tumor. A section of the tumor is excised, the TILs are isolated and then those TILs which bind to tumor antigens are cultured and then further engineered to co-express one of our next generation technologies with the aim of making them more effective at attacking cancer cells. The TILs are then infused back into the patient. The first next-generation TIL is being developed in collaboration with CCIT, in Denmark and will combine CCIT’s TIL process with our next generation IL-7 technology to generate TIL-IL7 cell therapies.

Our Clinical Product Pipeline

MAGE-A4 franchise

We have multiple cell therapies in clinical trials or entering clinical trials which target indications in which the MAGE-A4 antigen is expressed. The clinical trials ongoing are reflected in the clinical pipeline diagram below:

●	SPEARHEAD-1 Phase 2 Trial with afami-cel: A registration directed Phase 2 clinical trial is underway in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and the cohort met its primary endpoint. Subject to the successful filing and approval of a BLA by the FDA we plan to commercially launch afami-cel in the U.S. Cohort 2 of the trial is ongoing.

Clinical data was presented at the Connective Tissue Oncology Society (“CTOS”) in November 2021. An Overall Response Rate (ORR) per independent review of 34% (36% in patients with synovial sarcoma and 25% for patients with MRCLS) and disease control rate of 85% was reported. The charts below summarize the best overall responses by RECIST v1.1 as of September 1 2021, as per independent review.

Independent review
Change from baseline (%)
60
50
40
30
20
10
0
-10
-20
-30
-40
-50
-60
-70
-80
-90
-100
1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17 18 19 20 21 22 23 24 25 26 27 28 29 30 31 32 33 34 35 36 37 38 39 40 41 42 43 44 45 46
Patient
PR
SD
PD

The graph represents data from Cohort 1. PR= partial response; SD=stable-disease; PD=progressive disease. Data represent percent changes from baseline in sum of diameters (sum of the long diameters for non-nodal lesions and short axis for nodal lesions) in target lesions through progression or prior to surgical resection.

As of September 1 2021, 50 patients had received afami-cel which appeared to be well-tolerated with a favorable benefit:risk profile. The durability of responses is encouraging.

Orphan Drug designation for afami-cel for the treatment of soft tissue sarcomas has been granted in the European Union (“EU”) and U.S. together with Regenerative Medicine Advanced Therapy (“RMAT”) designation in the U.S. for the treatment of synovial sarcoma and access to the Priority Medicines (“PRIME”) Regulatory Support initiative by the European Medicines Agency (“EMA”) for the treatment of synovial sarcoma.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for a next generation SPEAR T-cell, ADP-A2M4CD8 and patients are now being treated in the expansion phase of the trial. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as afami-cel, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. Data from the trial was reported at ESMO in September 2021. As of August 2, 2021, responses (per RECIST 1.1) were seen in five solid tumor indications: a complete response in ovarian cancer and partial responses in ovarian, head and neck, esophagogastric junction, bladder and synovial sarcoma cancers. Most patients treated experienced anti-tumor activity with a disease control rate of 86%. ADP-A2M4CD8 had an acceptable benefit:risk profile in the patients treated as of August 2, 2021. Initial translational data supports ADP-A2M4CD8 being more potent than afami-cel. The chart below illustrates the best overall response seen in patients evaluated as of August 2, 2021.

The data in the above graph represent percent changes from baseline in sum of diameters (sum of the long diameters for non-nodal lesions and short axis for nodal lesions) in target lesions through progression or prior to surgical resection; Responses were evaluated by RECIST v1.1 per investigator assessment. CR=complete response; PR=partial response; SD=stable disease; PD=progressive disease; NE=not evaluable; EGJ=esophagogastric junction cancer; NSCLC=non-small cell lung cancer; MRCLS=myxoid/round cell liposarcoma; OVR=ovarian cancer; ESPH=esophageal cancer; UCC=urothelial carcinoma or bladder cancer; SS=synovial sarcoma; HN=head and neck cancer

●	SURPASS-2, Phase 2 Trial with ADP-A2M4CD8: A Phase 2 clinical trial with ADP-A2M4CD8 in esophageal or esophagogastric cancers has been initiated and is enrolling.

SURPASS-3, a Phase 2 trial with ADP-A2M4CD8 in ovarian cancer is planned to start later in 2022 and combination trials are also in planning with ADP-A2M4CD8. We are also planning to initiate a Phase 1 trial with a new next-generation SPEAR T-cell therapy targeting MAGE-A4 which is being developed in collaboration with Noile-Immune and which incorporates IL-7 and CCL19 into the cell therapy product (ADP-A2M4N7X19).

The Spearhead-2 trial investigating afami-cel in combination with a checkpoint inhibitor in head and neck cancer has been closed to enable focus on a combination between ADP-A2M4CD8 and a checkpoint inhibitor. Data from a radiation sub-study of the Phase 1 trial with afami-cel was also presented during 2021. This sub-study closed to enrollment in July 2021.

Other Clinical Programs

●	ADP-A2AFP Phase 1 Trial: Our Phase 1, open-label, dose-escalation trial designed to evaluate the safety and anti-tumor activity of ADP-A2AFP for the treatment of HCC closed to screening in 2021. We are, however, continuing to focus on the development of new cell therapies to target liver cancer. Data from the ADP-A2AFP trial was reported at the International Liver Congress in August 2021. As of April 5, 2021 thirteen patients with advanced HCC had received ADP-A2AFP in Cohort 3 and expansion phase of the trial. The best overall responses in Cohort 3 and expansion included one complete response, six stable disease and four progressive disease. The disease control rate for patients with at least one scan was 64% (7 out of 11 patients) and two patients had stable disease lasting beyond 16 weeks. ADP-A2AFP had an acceptable benefit:risk profile in the patients treated.

Autologous Preclinical Candidate Pipeline

We believe we have a strong pipeline of cell therapy candidates and we aim to deliver five products to the clinic by 2025. Our current pipeline is illustrated below:

Our aim is to utilize the insights we obtain from our clinical trials and translational sciences work to improve the efficacy of our existing products and approaches; and to increase the scope of our cell therapies and ability to treat an increasing number of patients. For example, our next generation cell therapies including ADP-A2M4N7X19 (a next-generation SPEAR T-cell product targeting MAGE-A4) and the TIL-IL7 with CCIT are designed to improve efficacy. Whereas the cell therapies directed to alternative HLA types will increase the potentially treatable patients that can be addressed with our cell therapies.

Allogeneic iPSC Platform

We continue to develop our allogeneic platform which can be used to generate ‘off-the-shelf’ cell therapies that are universally applicable to all eligible patients by developing gene-edited iPSCs differentiated to T-cells by our in-house proprietary process. These “off-the-shelf” cells are being developed to overcome the current limitation of autologous therapies that need to be manufactured specifically for each patient. Additionally, our process starts with iPSCs instead of donor-derived T-cells, which potentially reduces product variability and the need for repeated infusions.

The enhanced T-cell technology being developed involves selective engineering for the removal of potentially immunogenic cell surface proteins (for example, HLA molecules) and the addition of our TCRs, without the use of nucleases, to develop these T-cell products. If successful, this will enable us to treat our patients with an “off-the-shelf” or on demand cell therapy product without the need to acquire a patient’s own cells. Our first preclinical program is for the development of an allogeneic SPEAR T-cell product directed to the MAGE-A4 target using the same TCR that has been investigated in our current clinical trials.

We also have two collaboration programs, one with Astellas in which an allogeneic product incorporating a HiT targeting mesothelin is being developed (and a further target has been nominated); and one with Genentech, in which

“off-the-shelf” cell therapies for up to five shared cancer targets (“off the shelf” products) and a novel allogeneic personalized cell therapy platform are being developed.

Integrated Cell Therapy Company

We are committed to building an integrated cell therapy company with a broad range of capabilities that enable the research and development of cell therapies, the translational analyses of clinical responses, control of the manufacturing and supply chain and commercialization. The ability to take learnings from every stage of the process and feed these learnings back into further research and development enables decisions to be taken at the appropriate time and improvements and enhancements to processes and products to be made effectively and in a timely manner.

We have our own autologous cell therapy manufacturing facility at the Navy Yard in Philadelphia, Pennsylvania which is capable of supplying all of our autologous cell therapies currently in the clinic. The Navy Yard facility is increasing its manufacturing capacity to support anticipated commercial launch in the US of afami-cel. We also have our own dedicated vector manufacturing capability in the U.K., within the Catapult Cell and Gene Therapy Manufacturing Centre in Stevenage, which is now able to produce lentiviral vector for our clinical trials using a suspension process developed by the Company. Additionally, in 2022 we plan to open a new manufacturing facility dedicated to allogeneic drug product manufacturing, and co-located with our research facility in Milton Park in the U.K.

Control of our own end-to-end manufacturing processes (including vector, T-cell and analytical quality control testing) enables us to improve and further develop these processes for manufacture of our cell therapies. The ability to manufacture in-house provides security of supply at a lower cost than using a third-party provider. In addition, the ability to continually evaluate and optimize processes enables ongoing reduction in the times taken to treat our patients and the overall cost of goods applicable to manufacture and supply of our cell therapies.

COVID-19 and Our Business

During the COVID-19 pandemic we have continued to focus on ensuring the safety of our work force whilst continuing the work we do to make our therapies available to people with cancer. Our facilities in the U.S. and U.K. remained open to support critical manufacturing and scientific activities. We are working with our employees to ensure that they follow guidelines set out by the U.K. and U.S. governments, as well as regional guidance including requirements for social distancing and mask wearing. In addition to safe working practices, we have invested in personal protective equipment and installed screens and other physical measures to enhance the safety of our facilities.

The pandemic has created challenges for conducting clinical trials and we continue to work with our clinical sites to enroll and treat patients at the earliest possible time particularly given that many of our patients have late-stage cancer. Certain clinical sites have chosen to postpone treatment of patients or participation in trials whilst the pandemic is impacting resources at those sites. We have experienced challenges around our supply chain. Many of the materials and consumables we require for manufacture and supply of products and also for research are also required for manufacture of COVID-19 vaccines and as a result these were prioritized to meet vaccine supplies. In certain cases, for example, in accordance with the U.S. Defense Production Act, suppliers were required to prioritize vaccine supplies. This resulted in some delays in supply of materials and consumables we require for our business, however, we were able to mitigate against impacts associated with any supply delays by purchasing in advance where possible, prioritizing use of such supplies and sourcing alternative suppliers where necessary.

We have continued and will continue to adjust our working practices as the pandemic evolves to ensure we can continue to treat people with cancer as quickly and as effectively as possible whilst protecting the health of our colleagues.

Core Alliances and Collaborations

Genentech Strategic Collaboration and License Agreement

On September 3, 2021, Adaptimmune Limited, a wholly-owned subsidiary of Adaptimmune Therapeutics Plc, entered into a Strategic Collaboration and License Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd (the “Agreement”).

The collaboration has two components:

1)	Development of allogeneic T-cell therapies for up to five shared cancer targets
2)	Development of personalized allogeneic T-cell therapies utilizing αβ T-cell receptors (TCRs) isolated from a patient, with such therapies being administered to the same patient.

The parties will collaborate to perform a research program, initially during an eight-year period (which may be extended for up to two additional two-year terms at Genentech’s election upon payment of an extension fee for each two-year term), to develop the cell therapies, following which Genentech will determine whether to further develop and commercialize such therapies. Under the Agreement, Adaptimmune exclusively licenses to Genentech certain intellectual property rights it controls to enable Genentech to research, develop, manufacture and commercialize (i) off-the-shelf T-cell therapies directed to the collaboration targets and (ii) personalized T-cell therapies developed within the scope of the Agreement, and Genentech is solely responsible for the clinical development and commercialization of any cell therapies arising from the collaboration. Adaptimmune will manufacture and supply cell therapies for Phase 1 trials of off-the-shelf T-cell therapies unless Genentech decides to assume responsibility for such manufacturing.

Under the Agreement, Adaptimmune is also subject to certain restrictions on its ability to further develop and commercialize certain cell therapies. In particular, restrictions apply in relation to its ability to develop cell therapy products to nominated targets and to develop competing personalized cell therapies. This restriction does not prevent Adaptimmune from developing cell therapies to other targets or cell therapies containing different types of receptors.

Under the terms of the Agreement, Adaptimmune received a $150 million upfront payment. Adaptimmune may also receive:

●	$150 million in additional payments spread over a period of five years from the effective date of the Agreement, unless the Agreement is earlier terminated;
●	research milestones of up to $50 million;
●	development milestones of up to $100 million in relation to the development of off-the-shelf T-cell therapies per collaboration target (unless Adaptimmune exercises its right to opt-in to receive a profit share) and up to $200 million in relation to the development of personalized T-cell therapies;
●	commercialization milestones of up to $1.1 billion for “off-the-shelf” T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming off-the-shelf T-cell therapies are developed to five targets) and for personalized T-cell therapies; and
●	net sales milestones of up to $1.5 billion for “off-the-shelf” T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming “off-the-shelf” T-cell therapies are developed to five targets) and for personalized T-cell therapies

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

Under the Astellas Collaboration Agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Universal Cells will fund co-development up until completion of a Phase 1 trial for products directed to such target. Upon completion of the Phase 1 trial for a product, Universal Cells and Adaptimmune will elect whether to progress with co-development and co-commercialization of such product, or to allow the other party to pursue the candidate independently. The first target program aims to develop an allogeneic (“off-the-shelf”) mesothelin directed HiT cell therapy.

In addition, Universal Cells is also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Universal Cells. Universal Cells will have sole rights to develop and commercialize products directed against such products.

Under the terms of the agreement, Adaptimmune may receive up to $897.5 million in payments, including:

●	an upfront payment of $50 million, which was received in January 2020;
●	development milestones of up to $73.75 million for each co-developed and co-commercialized product; and
●	development milestones of up to $147.5 million per product and up to $110 million in sales milestones for products developed unilaterally by Universal Cells.

In addition, Adaptimmune will receive research funding of up to $7.5 million per year and tiered royalties on net sales in the mid-single to mid-teen digits.

Under the terms of the Astellas Collaboration Agreement and in consideration for rights under certain contributed Universal Cells technology for a product unilaterally developed by Adaptimmune, Universal Cells may receive up to $552.5 million, including up to $147.5 million in milestone payments per product and up to $110 million in sales milestones for products developed unilaterally by Adaptimmune. In addition, Universal Cells will receive tiered royalties on net sales in the mid-single to mid-teen digits.

To the extent that Universal Cells and Adaptimmune co-develop and co-commercialize any product, the parties will share equally all worldwide costs and profits.

In addition to the Astellas Collaboration Agreement, the parties have also entered into an agreement relating to the use of Universal Cells gene editing and HLA-editing technology in the context of the development of our own allogeneic T-cell therapies. Adaptimmune retains exclusive rights in the T-cell field under the agreement.

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

Preclinical and Clinical Collaborations

We have third party collaborations in place with Noile-Immune, Alpine Immune Sciences and with CCIT.

With Alpine, we are collaborating to develop next-generation SPEAR T-cell products that incorporate Alpine’s secreted and transmembrane immunomodulatory protein technology. The collaboration agreement was announced in May 2019, and we believe that the Alpine technology could complement our existing internal next generation technology and enhance anti-tumor potential through engagement of further rapid and flexible immunomodulatory mechanisms.

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

Our policy is to seek to protect our proprietary position generally by filing an initial priority filing at the U.K. Intellectual Property Office (“UKIPO”) and/or the U.S. Patent Trademark Office (“USPTO”). This is followed by the filing of a patent application under the Patent Co-operation Treaty (“PCT”) claiming priority from the initial application(s) and then application for patent grant in, for example, the U.S., Europe (including major European territories), Japan, Australia, New Zealand, India and Canada. In each case, we determine the strategy and territories required after discussion with our patent professionals to ensure that we obtain relevant coverage in territories that are commercially important to us and reflect the scope of cell therapies being developed. We will additionally rely on data exclusivity, market exclusivity and patent term extensions when available, including as relevant exclusivity through orphan or pediatric drug designation. We also rely on trade secrets and know-how relating to our underlying platform technologies, manufacturing processes and pre-clinical candidates.

Product Patent Families

Afami-cel  - We own three patent families covering the composition of matter of ADP-A2M4 and other related TCRs and T-cell therapies. The patent application claims are primarily directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. National/regional applications have been filed via the PCT in all commercially relevant territories and claims have been allowed in Europe and the US. We project the patents within these families, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, will expire in 2037 (worldwide, excluding possible patent term extensions). PCT applications have also been filed in relation to the use of ADP-A2M4 TCR in the treatment of head and neck, lung and ovarian cancers.

ADP-A2M4CD8 – We own a patent family covering the composition of matter of ADP-A2M4CD8 and other related TCR T-cell therapies. The patent application claims are directed to the engineered TCR therapeutic candidate in combination with the CD8 next generation technology. We project the patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2039 (worldwide, excluding possible patent term extensions). APCT application has also been filed in relation to the use of A2M4CD8 TCR in treatment of esophageal and gastric cancers.

Platform Technology

We own a number of platform technology patents and patent applications which are directed to certain aspects of the process that we use to engineer our SPEAR TCRs and other cell therapies. These are owned jointly with Immunocore Limited, with whom we have historically had a shared development history.

Novel targets - We have filed 28 patent families which cover peptides expressed on the tumor cell surface and the TCRs which recognize them. The applications as filed cover multiple peptides from multiple different target proteins. National/regional applications have been filed in all commercially relevant territories.

TCR libraries - We have filed two patent families which cover large libraries of TCR genes which we have generated and the method of their generation: these act as proprietary sources for screening for TCRs, which are the starting points for affinity engineering into clinical candidates. National/regional applications have been filed in all commercially relevant territories.

We also have patents or patent applications directed to our phage display technology, decreasing off-target reactivity and selection for the affinity-enhanced TCRs.

Manufacturing Process Patents and Patent Applications

We have trade secrets and patent applications relating to the manufacture of our cell therapies. For example, we have filed patent applications in commercially relevant territories, which claim priority from initial priority patent applications filed at the USPTO and UKIPO, which are directed to a particular modification to the lentiviral vector technology. We believe this modification enhances the safety profile of the lentiviral vector technology. This has been granted in the U.S,. Further patent applications have been filed on the manufacturing and quality control of our products.

Preclinical and Next Generation Approaches

We have filed four patent families covering a range of next generation technology approaches and/or combination approaches.

Allogeneic iPSC Platform Approaches

We have filed a number of patent applications covering our proprietary iPSC stem cell differentiation technology which enables the differentiation of stem cells into T-cells which can then be administered to patients. The patent applications are primarily directed to the various stages required for the differentiation of the iPSC stem cells into different cell line types including NK cells, NKT cells, macrophages, dendritic cells and T-cells. The earliest of these applications have now been filed as PCT applications and will be pursued in all commercially relevant territories. Patent protection is projected to extend to 2040 (worldwide, excluding possible patent term extensions).

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

Whether licenses are required under any third-party patents depends on what steps we take going forward in relation to our manufacturing processes, development processes and development products including our allogeneic manufacturing and differentiation process. We may need to negotiate a license under any third-party patents or develop alternative strategies for dealing with any third party patents if licenses are not available on commercially acceptable terms or at all.

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

Where we see competition in any indication and a competitor receives marketing approval before our cell therapy, we will need to demonstrate increased efficacy over the competing product. We may also see competition in relation to areas that are still in research and development. For example, allogeneic approaches to cell therapies are being developed by multiple third parties, for example, Fate Therapeutics Inc., Allogene Therapeutics and Takeda Pharmaceuticals Limited. Given the potential advantage such therapies have over autologous cell therapy products, such approaches may increasingly impact our ability to further develop and progress with our cell therapies which is why we have focused on also developing our own equivalent “off-the-shelf” products in parallel.

Government Regulation and Product Approvals

Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the EU and U.K, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. Failure to comply with the various federal, state and local level laws and requirements can also result in severe penalties and restrictions to the business.

FDA Approval Process

In the U.S., therapeutic products, including drugs, biologics, and medical devices are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Some biological products are subject to regulation under the FDC Act. Most biological products are approved for marketing under provisions of the Public Health Service Act (“PHSA”) via a BLA. The application process and requirements for approval of BLAs are generally similar to those for new drug applications (“NDAs”), and biologics are associated with generally similar, if not greater, approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Biological product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the U.S.. The BLA must include the results of all preclinical, clinical, and other testing, compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls as well as proposed labeling for the product. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA receives the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA receives the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition, generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making a product available in the U.S. for such disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the biological product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market a biological product containing the same active moiety for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

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

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the U.S. and between states.

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

A reference biologic is granted 12 years of marketing exclusivity from the time of first licensure of the reference product, which includes four years from the date of licensure of the reference product during which no application for a biosimilar can be submitted. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

European Union, UK and Rest of the World Regulation

In addition to regulations in the U.S., we are subject to a variety of regulations in other jurisdictions both due to the location of our facilities and the fact that we are engaging in clinical programs outside of the U.S. and will need to obtain worldwide regulatory approval for our TCR therapeutic candidates. In particular we have clinical trials ongoing in the United Kingdom and in certain countries in the European Union (“EU”) and are subject to regulations relating to performance of those clinical trials and manufacture and supply of our cell therapies in those countries. Prior to supplying any cell therapy in any country or starting any clinical trials in any country outside of the U.S. we must obtain the requisite approvals from regulatory authorities in such countries. The existence of a U.S. regulatory approval does not guarantee that regulatory approvals will be obtained in other countries in which we wish to conduct clinical trials or market our cell therapies. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively prior to any clinical trial being conducted in the relevant country. A marketing authorization application is then submitted to the EMA for approval by the European Commission. Finally, prior to any commercial supply, a pricing and reimbursement application is submitted to each relevant country’s national or local health authority(ies).

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

Review and Approval of Drug Products Outside of the U.S.

In order to market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. Then, the European Commission grants or refuses the marketing authorization, following a procedure that involves representatives of the member states. Although the CHMP's opinion is not binding, the Commission's decision to grant or refuse the market authorization is frequently in accordance with the CHMP's assessment except in very rare cases. For marketing approval in the U.K, an application for marketing approval will be made for the MHRA and follows a similar process to that used in the EU.

Marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state or in the U.K. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

As a result of Brexit, as of January 1, 2021, marketing authorizations granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland, but not in Great Britain (England, Scotland and Wales). However, prior EU authorizations have all been automatically converted into U.K. marketing authorizations effective in Great Britain. UK rules require marketing authorization holders to be established in the U.K. or in the EU/European Economic Area. EU rules require marketing authorization holders to be established in the EU/European Economic Area and, in addition, that certain activities be performed in the EU, related for example to pharmacovigilance, batch release and quality control. Marketing authorization holders may need to take steps to comply with these requirements aiming at holding both a EU and a U.K. marketing authorization.

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

Employees and Human Capital Management

As of December 31, 2021, we had 494 employees. Of these employees, 366 were in research and development (including in manufacturing and operations, and quality control and quality assurance) and 128 were in management and administrative functions (including business development, finance, intellectual property, information technology and general administration). We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union.

We value our employees and as a company work hard to employ those individuals that will work with us to achieve the objectives of the Company and share our values. We engage with our employees in multiple ways including through companywide business meetings, social events and smaller team events. We employ individuals based on their experience and ability to perform the applicable job and encourage diversity in our workforce whenever possible. We have an equal opportunities policy which promotes the right of every employee to be treated with dignity and respect and not to be harassed or bullied on any grounds. We employ individuals from approximately 29 different nationalities within our U.K. and U.S. offices and are working to encourage diversity within our workforce. During 2021, we established a Diversity and Inclusion Council with membership comprising diverse employees from all levels in the Company. A Diversity and Inclusion Plan has been created and championed across the business by the CEO and executive team and presented to the Board. D&I progress updates are reviewed regularly by the Board Remuneration Committee.

We have a performance-based reward scheme, bonus scheme and share option plan which all employees are entitled to participate in. These schemes and other employee incentive programs are designed to retain employees. Over 2021, the total global attrition rate was 19.5% and we continually work to keep attrition to a minimum.

Other Information

The Company’s primary website is www.adaptimmune.com. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. The Company makes available, free of charge, at its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the following risk factors as well as all other information contained in this Annual Report, including our consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described below are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses every year since inception and expect to continue to incur net losses in the future. If we are unable to obtain additional financing or funding we may be unable to complete the development and commercialization of our cell therapies.
●	We may never generate revenue from sales of our cell therapies and become profitable and our generation of revenue depends on our ability to timely progress our cell therapies through development.

Risks Related to the Development of Our Cell Therapies

●	Our ability to fund our business and continue to develop our cell therapies is dependent on the data obtained from our ongoing afami-cel (“SPEARHEAD-1”) and ADP-A2M4CD8 clinical trials (“SURPASS”).
●	Our clinical trials and clinical data are at an early stage and future data may not support continued development of our cell therapies.
●	Clinical trials are time consuming and expensive and we may not be able to recruit patients as planned.
●	Our cell therapies are novel and there is an increased risk that we may see unacceptable toxicities.

Risks Related to the Manufacture and Supply of Our Cell Therapies

●	Manufacture of cell therapies is complex and we may encounter difficulties manufacturing and supplying our cell therapies to patients, whether for clinical trials or for commercial purposes.
●	We have our own manufacturing facility and our ability to manufacture cell therapies is dependent on our ability to maintain regulatory approval for the facility, recruit employees required for manufacture, manufacture cell therapies reliably and reproducibly and increase manufacturing and supply to meet the required demand.
●	We are planning to open a new manufacturing facility for allogeneic cell therapies during 2022 and our ability to manufacture allogeneic cell therapies on current timelines is dependent on (a) the timing of opening of the new facility; (b) our ability to obtain regulatory approval for the facility; and (c) our ability to recruit the employees required for manufacture.

Risks Related to the Commercialization and Marketing of Our Cell Therapies

●	We have never commercialized a product as a company and our ability to commercialize is dependent on our ability to increase manufacturing capacity, set up processes and recruit employees required for such commercialization.
●	We may not be able to obtain marketing approvals of our cell therapies as broadly as planned or on the timescales we plan.

Risks Related to the COVID-19 pandemic

●	The COVID-19 pandemic has and may in the future materially delay our clinical programs and research programs, delay our ability to treat patients where clinical sites decide to delay participation, interrupt our ability to carry out our normal processes and cause delays with regulatory authorities.

Risks Related to Government Regulation

●	We are subject to significant regulatory, compliance and legal requirements and will continue to be subject to these requirements.
●	Any commercialization of our cell therapies will also require approval for a companion diagnostic. We are reliant on a third party for development of the companion diagnostic.

Risks Related to Our Reliance Upon Third Parties

●	We are reliant on third parties for provision of services including manufacturing services and clinical research services, for the provision of components and materials required for manufacturing, research and development and for the performance of our collaborations.

Risks Related to Our Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights and we may be subject to patent infringement proceedings brought against us by third parties.
●	Our ability to be competitive depends, in part, on our ability to protect our proprietary technology including through patents and through maintaining confidentiality in our trade secrets.

General Business Risks

●	Our inability to continue to attract and retain qualified personnel may hinder our business.
●	We expect to face intense competition from third parties and this competition may come from companies with significantly greater resources and experience than we have.
●	Failure of our information technology systems could significantly disrupt the operation of our business.
●	The market price of our ADSs is subject to volatility.

For a more complete discussion of the risks we face as a business, please see the discussion below.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net losses every year since our inception and expect to continue to incur net losses in the future.

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our cell therapies, including engaging in activities to manufacture and supply our cell therapies for clinical trials, conducting clinical trials of our cell therapies, providing general and administrative support for these operations, enhancing capabilities to support commercialization for ADP-A2M4 and protecting our intellectual property. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $158.1 million, $130.1 million and $137.2 million respectively. As of December 31, 2021, we had accumulated losses of $743.8 million. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells or other cell therapies.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our cell therapies.

We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our cell therapies is difficult to estimate given the novel nature of our cell therapies and their un-proven route to market and we may not have anticipated all the costs required to meet our planned objectives. As of December 31, 2021, the Company had cash and cash equivalents of $149.9 million, marketable securities of $219.6 million, and stockholders’ equity of $205.0 million. We expect to use these funds to advance and accelerate the clinical development of our cell therapies, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our cell therapies, to advance additional cell therapies into preclinical testing and progress such cell therapies through to clinical trials, to support commercialization for ADP-A2M4 and to fund working capital, including for other general corporate purposes. We believe that our cash and cash equivalents and marketable securities will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2024. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates. Our expenses may increase significantly in the event of any of the following:

●	any requirement to outsource manufacture of our cell therapies to third parties, or acquire additional raw materials to support manufacture in the event of any inability to manufacture at our own facilities;
●	any requirement to conduct additional or further clinical trials or to treat additional patients to satisfy the regulatory authorities that a cell therapy is safe or that it is efficacious and can be approved for marketing or to proceed to the next stage of development;
●	any requirement to vary, change or amend our current manufacturing processes;
●	third party litigation, including patent litigation, being brought against the company;
●	a requirement to pay any third party upfront, milestone, royalty or other payments in order to continue to develop or commercialize any of our cell therapies;
●	a requirement to create additional infrastructure to support our ongoing operations, including future commercialization efforts;
●	any inability to recruit patients to our clinical trials on a timely basis necessitating the need to open additional clinical sites or otherwise enable increased recruitment;
●	any unplanned capital expenditure including any requirement to increase or enhance manufacturing capability or invest in additional manufacturing facilities;
●	changes in the timing on when we receive payments from our third party collaborators, including GSK and Astellas; or
●	inability of third parties to provide critical supplies on a timely basis necessitating alternative or additional third party supplies to be put in place.

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

Our current cash projections include reliance on the ability to obtain certain tax credits and the operation of certain tax regimes within the U.K. Should these cease to be available, this could impact our ongoing requirement for investment and the timeframes within which additional investment is required.

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

We may not be able to continue to claim research and development tax credits (R&D tax credits) in the future as we increase our personnel and expand our business because we may no longer qualify as an SME (small or medium-sized enterprise). In order to qualify as an SME for R&D tax credits, we must continue to be a company with fewer than 500 employees and also have either an annual turnover not exceeding €100 million or a balance sheet not exceeding €86 million. Once we no longer qualify for SME R&D tax credits, it is likely we would qualify for the U.K. research and development expenditure credit scheme (the “RDEC Scheme”) which is claimable by large companies. The cash credit rate for the RDEC Scheme is currently approximately 10.5% of qualifying expenditure in comparison to approximately 33.4% for SME R&D credits. In addition, the types of qualifying expenditure are more restricted under the RDEC Scheme, in that certain subcontracted costs can no longer qualify for relief. The U.K. government has proposed some changes to the U.K. research and development credit rules from 2023, which include potential restrictions in the eligibility of costs where research and development activities are performed overseas. If implemented these changes are likely to give rise to a reduction in our U.K. research and development credit claims in the future.

We may also benefit in the future from the U.K.’s “patent box” regime, which would allow certain profits attributable to revenues from patented products to be taxed at a rate of 10%. As we have many different patents covering our products, future upfront fees, milestone fees, product revenues, and royalties could be taxed at this favorably low tax rate. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term lower rate of corporation tax to apply to us. If, however, there are unexpected adverse changes to the U.K. research and development tax credit regime or the “patent box” regime, or we are unable to qualify for such advantageous tax legislation, our business, results of operations and financial condition may be adversely affected.

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

Risks Related to the Development of Our Cell Therapies

We are heavily reliant on the data obtained from our ongoing ADP-A2M4CD8 clinical trials.

Our ability to obtain additional financing is dependent on the data from our ADP-A2M4CD8 (“SURPASS”, “SURPASS-2” and “SURPASS-3”) clinical trials among other factors. Data from any of these trials might not be sufficient to enable us to further develop ADP-A2M4CD8 or other cell therapies within the pipeline. If we do not see sufficiently positive data in any of these clinical trials or if we see an adverse side effect profile preventing continuation of any clinical trials, we may not be able to obtain the additional financing required to fund our anticipated business operations. This in turn may necessitate delays in planned activities, including the commercialization of ADP-A2M4 in synovial sarcoma and our ability to progress other cell therapies into and through clinical development.

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

The patient response data that has been reported in our trials (excluding SPEARHEAD-1 in synovial sarcoma patients) represents data from small numbers of patients within each study at the applicable dosing level. As such, the data is initial data and there is no assurance that any responses will persist, that we will see responses in any other patients or that such patients will not suffer severe adverse events which may result in a delay or halt to any clinical trial. Further data may be required in order to progress cell therapies to the next stage of development. Negative results in one clinical trial may also impact ability to proceed with development in other clinical trials given the common technology platform and similarity of other aspects of our clinical programs.

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

The FDA or other regulatory authorities may not approve any IND (or equivalent application) for any of our future cell therapies, or for new indications for our cell therapies already in clinical trials, or may require amendments to existing protocols (including as a result of the COVID-19 pandemic). For example, we amended the protocols for all of our pending and on-going ADP-A2M4 and ADP-A2M10 clinical trials in response to reported serious adverse events (“SAEs”) of prolonged serious pancytopenia in our clinical trials for ADP-A2M4 and ADP-A2M10 in two patients treated with the highest lymphodepletion regimen. Such amendments and updates may delay our clinical trials, may require changes or resubmission of our INDs, or may result in or be related to a halt in our planned or contemplated clinical trials.

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

Summary information on adverse events seen in relation to each of our cell therapies are provided below based on data cuts as of the dates stated. Where we have become aware of material safety events after the date of any data cut, a description of such events is also included.

●	As of December 27, 2021, for ADP-A2M4 studies:

Adverse events occurring in >10% of patients treated with ADP-A2M4 (N=107) considered by investigators to be at least possibly related to ADP-A2M4 include CRS, neutropenia/neutrophil count decreased, pyrexia, fatigue, leukopenia/WBC decreased, lymphopenia/ lymphocyte count decreased, sinus tachycardia/tachycardia, nausea, decreased appetite, hypotension, rash, thrombocytopenia/platelet count decreased, chills, and dyspnea.

SAEs, considered by investigators to be at least possibly related to ADP-A2M4, were reported for 31 (29%) patients under the ADP-A2M4 program.  These events include CRS, empyema, sepsis, pleural effusion, pneumothorax, pulmonary embolism, pyrexia, anemia, aplastic anemia, pancytopenia, cerebrovascular accident, encephalopathy, neurotoxicity, arrhythmia, alanine aminotransferase increased, aspartate aminotransferase increased, blood alkaline phosphatase increased, platelet count decreased, lymphoproliferative disorder, deep vein thrombosis, superior vena cava occlusion, acute kidney injury and rash.  Two of these patients have had treatment related fatal SAE reports: one patient experienced pancytopenia/aplastic anemia and the other experienced a cerebrovascular accident (stroke).

●	As of December 6, 2021, for ADP-A2M4CD8:

The adverse events occurring in >10% of patients treated with ADP-A2M4CD8 (n=29) and considered by investigators to be at least possibly related to ADP-A2M4CD8 include CRS, neutropenia/neutrophil count decreased, pyrexia, fatigue, anemia/red blood cell count decreased, leukopenia/white blood cell count decreased, hypoxia, sinus tachycardia/tachycardia, decreased appetite, immune effector cell-associated neurotoxicity syndrome (ICANS), lymphopenia/lymphocyte count decreased, pleural effusion, rash, thrombocytopenia/platelet count decreased, chills, dyspnea, and hypotension.

SAEs, considered by investigators to be at least possibly related to ADP-A2M4CD8, were reported for 15 (51.7%) patients under the ADP-A2M4CD4 program. These events include: CRS, ICANS, anemia, pancytopenia, pyrexia, hypoxia, drug reaction with eosinophilia and systemic symptoms (DRESS Syndrome), small intestinal obstruction, device related infection, pneumonia, blood creatinine increased and tumor lysis syndrome.

●	As of August 2, 2021, for ADP-A2AFP:

The adverse events occurring in ≥ 10% of the 20 patients treated (one patients had a second infusion) with ADP-A2AFP and considered by investigators to be at least possibly related to ADP-A2AFP include alanine anaemia, aminotransferase increased, , aspartate aminotransferase increased, cytokines release syndrome, fatigue, lymphocytes count decreased, neutrophil count decreased, platelet count decreased, white blood cell decreased, pyrexia, blood alkaline phosphatase increased, hypotension, and vomiting.

SAEs reported with ADP-A2AFP whether considered related to SPEAR T-cells or not include bile duct obstruction, abdominal pain, back pain, confusional state, cytomegalovirus infection reactivation, cytokine release syndrome, infusion related reaction, and neutropenia,

Out of data cut-off, one patient experienced multiple related and unrelated serious adverse events. The patient eventually died due to an unrelated SAE.

We may encounter substantial delays in our clinical trials or may not be able to conduct our trials on the timelines we expect.

Any delay in our clinical trials will impact our ability to obtain clinical data from those trials and our ability to progress our business along anticipated timelines and to raise capital. Delays in clinical trials can also increase the costs incurred in performing those clinical trials or necessitate a need to initiate additional clinical trial sites. Our ability to progress our clinical trials is dependent on a number of factors including:

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
●	Our ability to select, initiate and activate clinical sites on the timelines we expect. Selection and activation of clinical trial sites can take a long period of time and includes requirements to assess the clinical trial site, obtain IRB approval of clinical trial protocols, negotiate and execute clinical trial agreements and educate study staff to enable them to carry out the clinical trial.
●	Any requirement to change clinical trial design as the clinical trial progresses. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. The need to make changes to any clinical trial design can result in delays to the performance of that clinical trial whilst any changes are approved by the FDA or other relevant authority and implemented at applicable clinical trial sites.
●	Any competition for patients at our clinical sites. Many of our clinical trial sites have multiple clinical trials ongoing which compete for patients in any specific indication. We may have to wait before treating patients while patients complete existing clinical trials or receive other treatment therapies for their cancer. Moreover, because our cell therapies represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression.
●	Any change in the standard of care for patients. Where standard of care for patients changes clinical sites may no longer be prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a cell therapy through clinical trials.
●	Any country specific requirement. In certain countries additional data, studies or documentation may be required ahead of any clinical trial starting. For example, comparability studies may be required in relation to any changes in manufacturing process and the extent of these comparability studies can vary between different countries. This can result in delays to the start of any clinical trials in those countries and lead to increased research and development being required ahead of the start of those clinical trials.
●	The severity of the disease we are trying to treat and the type of patient we are trying to recruit. For many of our clinical trials patients have received numerous prior therapies and have few or no other remaining treatment options. Given the late stage of their disease the patients also tend to be very ill and hence require treatment quickly and have the potential for increased SAEs following treatment. Depending on the protocol it can be difficult to find patients that meet the inclusion requirements for our clinical trials and can wait for manufacture of our cell therapy products.
●	The clinical trial protocol design and in particular the inclusion and exclusion requirements applicable to the clinical trial.
●	Patient referral practices. It is common for investigators or physicians not to refer patients to other investigators or physicians either within their own clinical sites or to other clinical sites. This increases the number of clinical sites which have to be initiated in order to recruit patients to our clinical trials.
●	Availability of reimbursement from insurance companies. The availability of reimbursement for patients to participate in clinical trials can impact on their ability to enroll in our clinical trials.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result in, and have resulted in, increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our SPEAR T-cells and other cell therapies.

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

Use of any of our cell therapies to treat a patient involves genetically engineering a patient’s T-cells. This is a novel treatment approach that carries inherent development risks including the following, any of which can result in delays to our ability to develop our cell therapies:

●	Further development, characterization and evaluation may be required at any point in the development of any cell therapy where clinical or preclinical data suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to our cell therapies to improve safety or effectiveness, may delay the clinical program, regulatory approval or commercialization, if approved at all, of any cell therapy.
●	End users and medical personnel require a substantial amount of education and training in their administration of cell therapies either to engage in clinical trials and recruit patients or ultimately to provide cell therapies to patients once our cell therapies have been approved.
●	Regulators may be more risk averse or require substantial dialogue and education as part of the normal regulatory approval process for each stage of development of any cell therapy. Many regulators have additional requirements or processes relating to cell therapy products which need to be addressed during development. To date, only a limited number of gene therapy products have been approved in the U.S. and EU. Consequently, it is difficult to predict and evaluate what additional regulatory hurdles may apply to the development of our cell therapies and whether additional investment, time or resources will be required to overcome any such hurdles.
●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.
●	Random gene insertion associated with retrovirus-mediated genetically modified products, known as insertional oncogenesis, could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells. Insertional oncogenesis was seen in early gene therapy studies conducted outside of the U.S. in 2003 although these studies utilized a murine gamma-retroviral vector rather than a lentiviral vector.
●	Although our viral vectors are not able to replicate, there may be a risk with the use of retroviral or lentiviral vectors that they could undergo recombination and lead to new or reactivated pathogenic strains of virus or other infectious diseases.
●	There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the

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

We may not develop new cell therapy candidates for which the safety and efficacy profiles enable progression to and through preclinical testing and into clinical development. Failure to identify further candidates for progression into preclinical testing and clinical programs will significantly impact our pipeline of cell therapies and also increase our reliance on the SPEAR T-cells currently in clinical development. If resources become limited or if we fail to identify suitable target peptides, receptors including TCRs or affinity-enhanced receptors, our ability to submit INDs for further cell therapies may be delayed or never realized, which would have a materially adverse effect on our business.

Development of an “off-the-shelf” cell therapy takes a considerable amount of time and such development may not be successful.

We have a platform process which may enable us to treat patient populations with an “off-the-shelf” product. We have entered into an alliance with Universal Cells, Inc. to further develop that platform process. However, our research program or the research program with Universal Cells, Inc. may not be successful, might not be carried out within the timescales currently anticipated, or even if successful might not result in a cell therapy that can be used to treat patients or achieve a profitable return on investment. In particular the various cell lines developed during this process will need to be properly characterized and produced in accordance with regulatory requirements and this development process can take a significant amount of time and resource to ensure that any process or cell lines can be used for the production of clinical stage and ultimately commercial stage products. It is not at this time whether the cell therapy candidates resulting from the process will have a similar profile of activity to our existing cell therapy products or whether such cell therapy candidates will be safe to administer to patients. A manufacturing facility is planned to open in 2022 specifically directed to our “off-the-shelf” therapies. Delays may occur at any part of the process, including the opening of our manufacturing facility and results obtained during development may necessitate a requirement to repeat or modify steps in the process.

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
●	a lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (such as the FDA in the U.S.) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;
●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example, as a result of an import or export hold-up) or supplier error;
●	inability to have enough manufacturing slots (including those at our Navy Yard facility) to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure starting materials or to manufacture starting materials (including at our U.K. vector facility), for example, vector required for SPEAR T-cell manufacture including as a result of the COVID-19 outbreak;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing cell therapies at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility, it would not be possible to find alternative manufacturing capability for these cell therapies within the timescales required for ongoing clinical trials. In addition, as with many pharmaceutical manufacturing facilities, the facility will have periods of time within which it cannot be used for manufacture of patient product to enable routine checks to be performed on the facility;
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started;
●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture;
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs;
●	allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs, for example, to utilize such assets on the research, development and manufacture of COVID-19 vaccines or therapies;
●	reduction in available workforce to perform manufacturing processes, for example, as a result of a COVID-19 outbreak or workforce exhibiting potential COVID-19 symptoms, and pending receipt of test results for COVID-19 infection;

●	increased country-specific requirements. For example, our current manufacturing site is in the U.S. and this means that for patients outside of the U.S. there is a need to transfer patient specific apheresis material from clinical sites in Europe to the manufacturer in the U.S., for the patient product to be converted into our end cell therapy product, for that product to be released for use in Europe and then for that cell therapy product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point; and
●	changes in the manufacturing and supply process. As our cell therapies progress through preclinical programs and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, may not be transferable to third parties or able to be used at larger scales and could cause our cell therapies to perform differently or affect the results of planned clinical trials or other future clinical trials. Any changes to the manufacturing process may require amendments to be made to regulatory applications or comparability tests to be conducted which can further delay timeframes. If cell therapies manufactured under the new process have a worse safety or efficacy profile than the prior investigational product or the process is less reproducible than the previous process, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our clinical trials.

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

We have our own manufacturing capabilities which may result in increased costs being incurred by us.

During 2017, we opened a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, Pennsylvania and have started manufacturing SPEAR T-cells for use in our clinical trials. Regulatory authorities, in particular the FDA, might not continue to approve our ability to manufacture SPEAR T-cells or other cell therapies at the Navy Yard facility. We are planning to open a manufacturing facility in the UK for our off-the-shelf cell therapies in 2022 and manufacture of cell therapies at that facility will require the obtaining of regulatory approval and maintenance of the regulatory approval once obtained.

Our ability to successfully manufacture our own cell therapies at our facilities within a reasonable period of time and within currently projected costs is dependent on a number of factors including:

●	our ability to recruit the required employees at a suitable level and experience and within required timescales and to maintain employment of such required employees;
●	our ability to obtain regulatory approval for the facility and for the manufacture of cell therapies at the facility and to satisfy regulatory authorities on an ongoing basis;
●	our ability to manufacture cell therapies reliably and reproducibly and to timescales sufficient to support required patient administration;
●	our ability to manufacture cell therapies in compliance with the applicable regulatory requirements, including requirements applicable in the U.S., UK and EU;
●	our ability to develop internal quality controls and processes sufficient to enable manufacture and supply of cell therapies at our facilities;
●	our ability to establish comparability with currently used manufacturing processes and for such comparability data to be accepted by the appropriate regulatory authorities; and
●	our ability to be able to fund the ongoing development including equipment requirements necessary for successful manufacture of cell therapies at our facilities.

Any delay or failure in manufacture at our facility could result in delays to the supply of cell therapies for our clinical programs. Should any of our third party manufacturers also cease to be able to or be unable to supply cell therapies at a time where our own manufacturing facility is unable to produce cell therapies for use in our clinical programs or is unable to produce cell therapies at the required level, then we will be unable to support such clinical programs until alternative manufacturing capability is secured.

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

Risks Related to the COVID-19 pandemic

The outbreak of COVID-19 and its variants or any other similar pandemic may materially delay development of our cell therapies and our ability to obtain additional financing.

The outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) has developed into a global pandemic, spreading to most regions of the world including the U.S., U.K. and areas of Europe where we have facilities or ongoing clinical trials. Our business is affected in the following ways:

●	We have been required to introduce a work from home policy for at least some of our work force, with our facilities remaining open to support those activities that cannot be conducted from home, in particular the manufacture of cell therapies, treatment of clinical patients and critical research and development activities. The requirement to stay at home and the control measures required to mitigate risks to our work force including social distancing requirements limits effectiveness of our work force, the numbers of individuals that can work at the facility at any one time and is resulting in delays to performance of manufacturing, development and research activities. Increased working from home also impacts normal communications and may increase the cyber security risk or create data accessibility concerns.
●	Any outbreak of COVID-19 or one of its variants at any of our facilities could result in manufacturing operations or facilities being closed or necessitate a further reduction in the work we are able to perform at those facilities which in turn could result in a delay to the treatment of patients and a delay in our research and development programs.
●	Many clinical sites have diverted resources away from the performance of clinical trials or have imposed restrictions on their ability to perform clinical trials, particularly where those clinical trials may increase the risk to the patients being treated. This has resulted in many of our clinical trial sites choosing to delay treatment of cell therapy patients and not enrolling or screening patients until the situation improves which has inevitably delayed our ability to obtain data from our clinical trials and will extend the time required to complete enrollment in current clinical trials.
●	We have provided our clinical sites with guidance in relation to the treatment of patients during the COVID-19 pandemic, however, there is an increased risk to our patients as a result of the pandemic including as a result of infection with COVID-19 whilst they are being treated in any of our clinical trials or are attending at clinical sites for routine scans or treatments. This risk is increased by the requirement in our clinical trial protocols to treat patients with a lymphodepletion regimen which leaves patients’ immune-compromised for a period of time. This increased risk may delay treatment of patients or delay recruitment of patients into our clinical trials.
●	The current restrictions in place as a result of COVID-19 has resulted and may continue to result in interruption to our ability and that of our clinical sites to conduct clinical trial activities in accordance with the applicable clinical trial protocol or other regulatory requirements including monitoring requirements, timing of patient visits, ability to follow patients after they have received treatment, ability to perform scans and patient assessments. Deviations and changes to clinical trial protocols may be required in order to address the interruptions caused by COVID-19. Inability to perform clinical trials in accordance with regulatory requirements may impact a later ability to obtain regulatory approval in relation to our cell therapies or may delay our ability to obtain such regulatory approval.
●	Many of the third parties we rely on for our development of cell therapies have also been impacted by the COVID-19 pandemic. Whilst we have not seen any material impact on the ability of third parties to supply goods or services to us, we anticipate delays with the supply of certain raw materials and consumables required for manufacturing and research activities as a result of diversion of those materials and consumables to high priority vaccine development requirements. Any delays may impact our ability to manufacture product for our clinical trials and may cause delay to our research and preclinical development projects.

●	Given third party service providers are subject to restrictions on resources as a result of the COVID-19 pandemic, we may see delays in the provision of their services to us. Where these delays are in critical areas of the business for example, vector manufacturing, plasmid manufacturing which supports our ability to manufacture and supply cell therapies, we may see an impact on our ability to provide cell therapies for patients in our clinical trials.
●	Regulatory authorities have in certain cases postponed certain activities including surveillance inspections of manufacturing facilities. We also anticipate that there could be delays from regulatory authorities to any requests that are made given that applications and authorizations relevant to COVID-19 vaccination will be prioritized. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions.

The COVID-19 pandemic continues to evolve and the extent to which it may impact our future business is highly uncertain and difficult to predict. The impact on global health systems, the life sciences industry more generally or the economy as a whole is not yet known. Depending on the length and progression of such pandemic, we may experience disruptions that would significantly impact our business.

Risks Related to the Commercialization and Marketing of Our Cell Therapies

We may not be able to obtain marketing approvals of our cell therapies as broadly as planned or on the timescales we plan.

The process of obtaining marketing approvals, both in the U.S. and in countries outside of the U.S., is expensive, may take many years and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the cell therapies involved. For example, clinical trials may be required in pediatric populations before any marketing approval can be obtained, which can be time consuming and costly. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and foreign regulatory authorities also have substantial discretion in the drug and biologics approval process. The number and types of preclinical programs and clinical trials that will be required for regulatory approval varies depending on the cell therapy, the disease or condition that the cell therapy is designed to address, and the regulations applicable to any particular cell therapy. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a cell therapy’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical programs or clinical trials, either of which may cause delays or limitations in the approval or the decision not to approve an application.

In addition, approval of our cell therapies could be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
●	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial risk: benefit profile for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;

●	the data collected from clinical trials of our cell therapies may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA (including as a result of impacts caused by the COVID-19 outbreak) or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
●	our manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our cell therapies;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval
●	requirement for additional clinical trials ahead of the grant of any regulatory approval;
●	requirement for further development or characterization of processes. For example, the potency of our cell therapies will need to be assessed by a potency assay and although we believe that our assay will be satisfactory to assess potency, the regulatory authorities may disagree which will necessitate development of a further assay or process;
●	third parties we rely on being unable to meet regulatory requirements or provide information or documentation to support regulatory applications or questions from regulatory authorities. For example, we rely on a third party vector manufacturer who will be required to provide certain information to enable us to file the BLA;
●	access to an approved companion diagnostic to support the launch of any cell therapy. Commercialization of our cell therapies will require approval for and access to a companion diagnostic. We are reliant on a third party for development of our companion diagnostic assay and there is no certainty that development will be possible in the timelines we require or that end regulatory approval will be available in the timelines we require; and
●	data from clinical trials sponsored by third party competitors for similar cell therapy products which might impact a regulators view of the safety or efficacy profile or our cell therapies or the grant of marketing approvals to competitors ahead of any application we make for marketing approval which may preclude our ability to obtain marketing approval in the same indication unless we can show increased efficacy.

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

Developing a commercially viable process is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, requirements to characterize the manufacturing process, increased costs, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, loss of product, and timely availability of reagents or raw materials or contract manufacturing services or facilities. A failure to develop such a commercially viable process within anticipated timescales may prevent or delay progression of our T-cell therapies into pivotal clinical trials and ultimately commercialization. This failure to develop a timely process may result from, for example, inability to scale-up within required timelines, inability to put in place the required processes and control measures for a commercial process or failure of third parties (including vector suppliers) to put in place adequate facilities or processes to enable commercial manufacture. In addition, we may ultimately be unable to reduce the expenses associated with our SPEAR T-cells to levels that will allow us to achieve a profitable return on investment.

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

Administration of our cell therapies requires the use of an immuno-chemistry or other screening assay in which patients are screened for the presence of the cancer peptide targeted by our cell therapies. For example, in our ADP-A2M4 trial patients are screened for the presence of MAGE-A4. This assay requires the identification of suitable antibodies which can be used to identify the presence of the relevant target cancer peptide. Our patients are also screened for their HLA-type as only patients with certain HLA-types can receive our cell therapies.

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

We expect that, for all our cell therapies, the FDA and similar regulatory authorities outside of the U.S. will require the development and regulatory approval of a companion diagnostic assay as a condition to approval. We also expect that the FDA may require PMA supplemental approvals for use of that same companion diagnostic as a condition of approval of additional cell therapies. We do not have experience or capabilities in developing or commercializing these companion diagnostics and plan to rely in large part on third parties to perform these functions.

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

We do not currently have a sales force and will need to hire and develop the sales function and associated support network if we are to supply cell therapies on a commercial basis. As our cell therapies proceed through clinical programs, we intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain suitably skilled and experienced marketing and sales personnel. This process may result in additional delays in bringing our cell therapies to market or in certain cases require us to enter into alliances with third parties in order to do so. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or even if we are able to do so, that they will result in effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from cell therapy sales may be lower than if we had commercialized our cell therapies ourselves. We also face significant competition in our search for third parties to assist us with the sales and marketing efforts of our cell therapies. Such competition may also result in delay or inability to supply cell therapies to particular countries or territories in the world which in turn will restrict the revenue that can be obtained from any cell therapy. Any inability on our part to develop in-house sales and commercial distribution capabilities or to establish and maintain relationships with third-party collaborators that can successfully commercialize any cell therapy in the U.S. or elsewhere will have a materially adverse effect on our business and results of operations.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our cell therapies to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Obtaining and maintaining regulatory approval of our cell therapies in one jurisdiction does not guarantee that we or our collaborators will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a SPEAR T-cell, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the SPEAR T-cell in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical programs or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a cell therapy must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we or our collaborators intend to charge for our cell therapies is also subject to approval.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our cell therapies. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, but it can lead to financial incentives, such as opportunities for grant funding toward clinical trial costs, tax advantages in-lieu of R&D tax credits and user-fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing authorization application for the same drug for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In Europe, the orphan exclusivity may be lost vis-à-vis another drug in cases the manufacturer is unable to assure sufficient quantity of the drug to meet patient needs or if that other product is proved to be clinically superior to the approved orphan product. A drug is clinically superior if it is safer, more effective or makes a major contribution to patient care.

As a result of Brexit, as of January 1, 2021, incentives related to an orphan designation granted in the EU are limited to the EU and Ireland, but not Great Britain (England, Wales and Scotland). The competent authority in the U.K. (MHRA) will review applications for orphan designation at the time of a marketing authorization, and has announced that it will offer incentives in the form of market exclusivity and full or partial refunds for marketing authorization fees to encourage the development of medicines in rare diseases.

There can be no assurance that any of our cell therapies will be eligible for orphan drug designation in the U.S. or in other jurisdictions or that it will obtain orphan drug marketing exclusivity upon approval or that we will not lose orphan drug designation for ADP-A2M4. Inability to obtain orphan drug designation for a specific cell therapy or loss of such designation for ADP-A2M4 in the future would prevent any ability to take advantage of the financial benefits associated with orphan drug designation and would preclude us from obtaining marketing exclusivity upon approval, if any. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. The extent of market exclusivity which is obtained may also be affected if the indication for any relevant registration or pivotal trial is narrower than the orphan designation granted. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

The production of cell therapies is highly regulated and subject to constant inspection. The regulatory environment may also change from time to time. Any failure to comply with regulatory requirements, whether in the U.S. or in other countries in which our cell therapies are supplied, may result in investigation by regulatory authorities, suspension of regulatory authorizations and, as a result, suspension of clinical programs or ability to supply any of our cell therapies and potentially significant fines or other penalties being imposed in relation to any breach. Any failure may also harm our reputation and impact our ability going forward to obtain regulatory approvals for other cell therapies or require us to undertake additional organizational changes to minimize the risk of further breach. A failure to comply may apply to any part of our business, for example, to the processes used for manufacture of our cell therapies (including the reliability of the process) or to the processes used for treatment of patients (including tracking of patient product and supply of patient specific product).

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.K. and the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, anti-money laundering laws, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

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

If we obtain marketing approval for our products in the U.S., if at all, we will be subject to various federal and state health care “fraud and abuse” and other health care laws. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and use of pharmaceutical products that are granted marketing approval. Accordingly, arrangements with third-party payors, existing or potential customers and referral sources are subject to broadly applicable fraud and abuse and other healthcare laws and regulations, and these laws and regulations may constrain the business or financial arrangements and relationships through which manufacturers market, sell and distribute the products for which they obtain marketing approval.

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

The U.K.’s withdrawal from the EU may adversely impact our and our collaborators’ ability to obtain regulatory approvals of our drug candidates in the U.K. and EU and may require us to incur additional expenses to develop, manufacture and commercialize our drug candidates in the U.K. and EU.

We are headquartered in the U.K. The U.K. formally exited the EU, commonly referred to as Brexit, on January 31, 2020. Under the terms of its departure, the U.K. entered a transition period, or the Transition Period, during which it continued to follow all EU rules, which ended on December 31, 2020. On December 30, 2020, the U.K. and EU signed the EU-UK Trade and Cooperation Agreement (“TCA”), which includes an agreement on free trade between the two parties and has been provisionally applicable since January 1, 2021.

Since January 1, 2021 the U.K. has operated under a separate regulatory regime to the European Union. European Union laws regarding medicinal products only apply in respect of the U.K. to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). The EU laws that have been transposed into U.K. law through secondary legislation remain applicable. While the U.K. has indicated a general intention that new law regarding the development, manufacture and commercialization of medicinal products in the U.K. will align closely with EU law there are limited detailed proposals for future regulation of medicinal products. The TCA includes specific provisions concerning medicinal products, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of U.K. and EU pharmaceutical regulations including in relation to batch testing and pharmacovigilance, which remain subject to further negotiation. Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the U.K. and the EU in the future.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our drug candidates is derived from European Union directives and regulations, the withdrawal has and could continue to materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our cell therapies in the U.K. or the European Union. Great Britain is no longer covered by the European Union’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medicines and Healthcare products Regulatory Agency in the U.K.is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us and our collaborators or delay us in commercializing any of our products in the UK and/or the EU and may restrict our ability to generate revenue and achieve sustainable profitability.

Following Brexit, there is no pre-marketing authorization orphan designation in Great Britain, instead an application for orphan designation is made at the same time as an application for marketing authorization. Orphan designation in the U.K. (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the U.K., or Great Britain, will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the U.K., or Great Britain.

There is a degree of uncertainty regarding the overall impact that Brexit will have in the long-term on the development, manufacturing and commercialization of pharmaceutical products, including the process to obtain regulatory approval in the U.K. for drug candidates and the award of exclusivities that are normally part of the European Union legal framework (for instance Supplementary Protection Certificates, Pediatric Extensions or Orphan exclusivity). Any divergence between the regulatory environments in place in the European Union and the U.K. could lead to increased costs and delays in bringing drug candidates to market.

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

In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our drug candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the EU to circumvent such hurdles, all of which may make our doing business in the EU and the EEA more difficult. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the EU for our drug candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.

As a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the U.K. from the European Union will have in the long-term and how such withdrawal will affect us, and the full extent to which our business could be adversely affected.

Risks Related to Our Reliance Upon Third Parties

We rely on Universal Cells Inc. and Genentech Inc. in relation to the performance of collaboration agreements between us for the further development of ‘off-the-shelf’ cell therapies.

Development of allogeneic T-cell therapies and our ability to commercialize those allogeneic T-cell therapies may depend heavily on the performance of Universal Cells under the ongoing collaboration (the "Universal Cells Collaboration"), performance of Genentech under the ongoing collaboration (the “Genentech Collaboration”) and payments made by our collaborators to us in relation to such development. In particular:

●	Research funding, development or sales milestones or product royalties or any other sums might not become due or payable to us at any time or on the time frames currently expected under the Universal Cells Collaboration or Genentech Collaboration.
●	Our collaborators have a right to terminate programs under the Universal Cells Collaboration Genentech Collaboration and the agreements in whole or in part on provision of prior written notice. Termination may impact not only our requirement for additional investment or capital but also the timeframes within which current research and development programs (including clinical programs) can be performed or whether we can continue to perform those research and development programs at all. Termination may also impact our ability to access and use certain collaborator technology within our own allogeneic platform and products arising from that platform.
●	Any research or development plan agreed upon in our collaborations may be delayed (including as a result of the impact of the COVID-19 pandemic) or may be unsuccessful or fail to result in therapies that are feasible for further development or commercialization.
●	The timing for commercialization of any products under the Universal Cells Collaboration or Genentech Collaboration is currently unknown and will depend on the targets selected , the type of allogeneic T-cell therapy being developed and the timing of performance of obligations under the relevant collaboration agreement.
●	Changes to the development plans or agreement may impact the timing and extent of milestone payments, the amount of research funding received, the nature of the relationship with our collaborators or the scope of the collaboration.
●	Delay in performance of responsibilities under any research or development plan could impact our ability to progress T-cell therapies through research and development, including where Universal Cells or Genentech Inc. delays the performance of any of its responsibilities.

●	Universal Cells has the ability to influence or control certain decisions relating to the development of therapies covered by the Universal Cells Collaboration. Genentech has the ability to influence or control certain decisions relating to the development of therapies covered by the Genentech Collaboration. This ability could result in delays to the research and development programs covered by the collaboration or changes to the scope of those programs, including the disease indications relevant to such clinical programs.

We rely heavily on ThermoFisher and the technology that we license from them.

The ability to use the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells is important to our ongoing ability to offer SPEAR T-cells. In December 2012, we entered into a series of license and sub-license agreements with Life Technologies Corporation (now part of ThermoFisher Scientific Inc. (“Thermofisher”)), such agreements having been amended as of November 2019. These agreements provide us with a field-based non-exclusive license under certain intellectual property rights owned or controlled by ThermoFisher in relation to the methods of use of the ThermoFisher Dynabeads® CD3/CD28 technology to isolate, activate and expand T-cells and enable transfection of the T-cells with any TCR genes to manufacture our TCR products and use and sell those TCR products to treat cancer, infectious disease and/or autoimmune disease. We also have a field-based non-exclusive sub-license under certain other patents which cover the method of use of the Dynabeads® CD3/CD28 and are controlled by ThermoFisher under a head-license from the University of Michigan, the United States Navy and the Dana-Farber Cancer Institute.

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

Certain raw materials or precursor materials used in the manufacture and supply of our cell therapies may come from sole source or limited source suppliers. For example, there are currently a limited number of third party manufacturers within the U.S. that can supply us with our lentiviral delivery vector and ThermoFisher is currently the only supplier of the Dynabeads® CD3/CD28 technology. Should such suppliers be unable to supply or manufacture such raw materials or precursor materials either at all or within required timescales we may be unable to supply our cell therapies or such supply may be significantly delayed. Inability to obtain such raw materials or precursor materials may also necessitate changes in the manufacturing process used for supply of our cell therapies. Such changes to the manufacturing process may need to be developed internally or by a third party and may also require additional regulatory approvals to be obtained before they can be used for the manufacture and supply of our cell therapies for clinical trials.

In addition, we are focusing manufacture of our cell therapies at a single manufacturing site, namely our Navy Yard facility for autologous cell therapies and our new UK facility for allogeneic cell therapies. Should either facility be unable to manufacture our cell therapies for any reason, including natural disaster, contamination or for any regulatory reason, we may be unable to supply cell therapies for our clinical trials unless we can procure manufacture from a third party manufacturer. There is no assurance that we will be able to procure manufacture from a third party manufacturer or that such manufacture will be provided within the timescales we require or at an acceptable price. Any change in manufacturer used to produce our cell therapies requires notification to regulatory authorities which can be time consuming. There is no assurance that regulatory authorities will agree that any change in manufacturer is acceptable or that the processes used at such manufacturer are comparable to the processes previously used and additional evidence of comparability may be required.

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

In addition, patents have a limited lifespan. In most countries, including the U.S., the standard expiration of a patent is 20 years from the effective filing date. Various extensions of patent term may be available in particular countries; however, in all circumstances the life of a patent, and the protection it affords, has a limited term. If patent term extension is not available, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and non-clinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the pharmaceutical industry. If we or our third party suppliers were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including triple damages if the infringement is found to be willful, suspend the manufacture of certain of our cell therapies or reengineer or rebrand our cell therapies, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time- consuming to defend and divert management’s attention and resources.

Licenses may be required from third parties in relation to any of cell therapies developed or commercialized by us.

We may identify third-party intellectual property rights that are required to enable the further development, commercialization, manufacture or development of our SPEAR T-cells or other cell therapies, including our allogeneic cell therapies. Licenses to such intellectual property rights may or may not be available on commercial terms that are acceptable to us. As a result we may incur additional license fees for such intellectual property rights, or the cost and expenses to identify an alternative route for commercialization, that does not require the relevant third-party intellectual property rights, or the cost and diversion of resources required to challenge any such third party intellectual property rights.

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

If we or one of our collaborators initiate legal proceedings against a third party to enforce a patent protecting one of our SPEAR T-cells or cell therapies, the defendant could counterclaim that the patent protecting our cell therapy, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our cell therapies.

General Business Risks

We depend upon our key personnel and our ability to attract and retain employees.

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our Chief Executive Officer; Dr. Helen Tayton-Martin, our Chief Business Officer; William Bertrand, our Chief Operating Officer; John Lunger, our Chief Patient Supply Officer, Dr. Elliot Norry, our Chief Medical Officer, and Gavin Wood, our Chief Financial Officer. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice which could result in us being unable to conduct our business in accordance with current timelines and priorities. Although we have employment agreements with all of our employees in the U.K., these employment agreements provide for a mutual nine months’ notice period in the case of Dr. Tayton-Martin and Mr. Wood; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the U.S., the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger and Dr. Norry and Cintia Piccina, our Chief Commercial Officer who joined the company on January 31, 2022, must provide 60 days’ written notice and our senior vice-presidents must provide 30 days’ written notice. This means that any of our employees in the U.S., except for Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger, Dr. Norry, Ms. Piccina and our senior vice-presidents, could leave our employment at any time, with or without notice.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 494 employees. As our development and commercialization plans and strategies develop, we must add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We conduct a significant portion of our operations within the U.K.in both U.S. dollars and pounds sterling and our arrangements with GSK are denominated in pounds sterling. Changes in currency exchange rates have had and could have a significant effect on our operating results. Exchange rate fluctuations between the U.S. dollar and local currencies create risk in several ways, including the following: weakening of the pound sterling may increase the cost of overseas research and development expenses and other costs outside the U.K.; strengthening of the U.S. dollar may decrease the value of any future revenues denominated in other currencies. Effects of exchange rates on transactions and cash deposits held in a currency other than the functional currency of a subsidiary can distort our financial results; and commercial pricing and profit margins are affected by currency fluctuations.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. In addition, we have registered an aggregate of 151,248,915 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of December 31, 2021, an aggregate of 60,058,450 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

We incur increased costs as a result of being a public company whose ADSs are publicly traded in the U.S. and our management must devote substantial time to public company compliance and other compliance requirements.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. In addition, it is not entirely clear how to apply the income test to a company like us, which for any particular taxable year may have gross income that is either entirely passive or that significantly exceeds any active gross income, but the overall losses of which from research and development activities exceed the overall amount of its gross income for that year. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, although not free from doubt, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2021. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired. A material weakness related to our risk assessment process over the design, implementation and operational effectiveness of controls over deferred income taxes, specifically the accounting for deferred income tax asset valuation allowance, was identified as part of the audit of our financial statements for the fiscal year ended December 31, 2021, the remediation of which will require significant costs and resources.

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

Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expenses and expend significant management attention and time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we fail to staff our accounting and finance function adequately, if key employees within our accounting and finance function leave, or if we fail to maintain internal control over financial reporting adequate to meet the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed. Moreover, if we are not able to comply with the applicable requirements of Section 404 in a timely manner, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Furthermore, if we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ADSs could decline, and we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities. Failure to implement or maintain effective internal control systems required of U.S. public companies could also restrict our access to the capital markets. The occurrence of any of the foregoing would also require additional financial and management resources.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, we identified a material weakness. This was related to our risk assessment process over the design, implementation and operational effectiveness of controls over deferred income taxes, specifically the accounting for deferred income tax asset valuation allowance. This material weakness resulted in a material misstatement in deferred income taxes that was corrected prior to the issuance of the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The underlying causes of this material weakness have been identified and primarily relate to insufficient experience and inadequate training for new individuals to identify and address the relevant risks and design of and to implement and operate controls over the related process and risks.

We are taking steps to remediate the material weakness, including (i) recruiting appropriate personnel with appropriate qualification, including a Vice President Financial Controller with experience of income tax accounting; (ii) improving the design of our controls for deferred income taxes, specifically in enhancing the requirements to perform the assessment of deferred income tax assets to enable new personnel to effectively execute the control and (iii) enhancing the training provided to the individuals operating the deferred income taxation controls. If we fail to fully remediate this material weakness or additional weaknesses or deficiencies in our internal controls over financial reporting are identified this may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results.

U.S. investors may have difficulty enforcing civil liabilities against our company, our directors, officers and members of senior management.

We are incorporated under the laws of England and Wales. The rights of holders of our ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by English law, including the provisions of the Companies Act 2006, and by our articles of association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations organized in, for example, Delaware. Some of our directors, officers and members of senior management reside outside the U.S., and a substantial portion of our assets and all or a substantial portion of the assets of such persons are located outside the U.S. As a result, it may be difficult for you to serve legal process on us or our directors and executive officers or have any of them appear in a U.S. court. The U.S. and the U.K. do not currently have a treaty providing for the recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. The enforceability in the U.K. of any judgment of a U.S. federal or state court will depend on the particular facts of the case as well as the laws and any treaties in effect at the time, including conflicts of laws principles (such as those bearing on the question of whether a U.K. court would recognize the basis on which a U.S. court had purported to exercise jurisdiction over a defendant). In this context, there is doubt as to the enforceability in the U.K., in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities based solely on the federal securities laws of the U.S.. In addition, awards for punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in the U.K. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it did not seek to compensate the claimant for loss or damage suffered and was intended to punish the defendant.

Provisions in the U.K. City Code on Takeovers and Mergers that may have anti-takeover effects do not apply to us.

The U.K. City Code on Takeovers and Mergers, or the Takeover Code, applies to an offer for, among other things, a public company whose registered office is in the U.K. if the company is considered by the Panel on Takeovers and Mergers, or the Takeover Panel, to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our Board, the functions of the directors and where they are resident.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes the facilities we lease as of December 31, 2021, including the location and size of the facilities, and their primary use.

Location	Approximate Square Feet	Primary Usage	Lease Expiration Dates

Abingdon, Oxfordshire, United Kingdom	67,140	Corporate headquarters , Research, Development, Process development, Manufacturing, Administration	October 2041

Abingdon, Oxfordshire, United Kingdom	46,017	Manufacturing, Process Development, Research	October 2041

Abingdon, Oxfordshire, United Kingdom	11,657	Research, Development, Process development, Manufacturing	August 2023

Philadelphia, Pennsylvania, United States	47,700	Manufacturing, Process Development, Research	October 2031

Stevenage, Hertfordshire, United Kingdom	2,642	Administration	December 2023

As of December 31, 2021, all of the above sites were utilized by the Company with the exception of one of our facilities in Abingdon, Oxfordshire, of 46,017 square feet, which is not currently occupied after completion of external works in November 2018.

We believe that our existing facilities are adequate for our near-term needs, but we expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space will be available as required in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

As of December 31, 2021, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

Our ADSs have been listed on The Nasdaq Global Select Market since May 6, 2015 and are traded under the symbol “ADAP”. Each ADS represents six ordinary shares. As of March 11, 2022, there were approximately 27 holders of record of our ordinary shares, par value £0.001 per share, and approximately eight holders of record of our ADSs. The closing sale price per ADS on Nasdaq on March 11, 2022 was $1.82.

Equity Compensation Plans

For information about our equity compensation plans, see Part III, Item 11, below

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2021.

Company Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2021.

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

Item 6.   [Reserved]

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

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include Specific Peptide Enhanced Affinity Receptor (“SPEAR T-cells”) which use genetically engineered T-cell receptors; next generation T-cell Infiltrating Lymphocytes (“TiLs”) where a patient’s own T-cells are co-administered with our next generation technology, and HLA-independent TCRs (“HiTs”) where surface proteins are targeted independently of the peptide-HLA complex. Our cell therapies are currently manufactured on an autologous or per patient basis and we have a proprietary allogeneic platform for the development of “off the shelf” cell therapies.

Our MAGE-A4 cell therapy franchise includes multiple T-cell therapy products targeting indications in which the MAGE-A4 antigen is expressed, with responses seen in eight indications (head and neck, esophagogastric junction

(“EGJ”), NSCLC-squamous, synovial sarcoma, melanoma, bladder, ovarian and MRCLS indications) across the franchise. A Biologics License Application (BLA) for the lead product (afami-cel) is targeted for filing with the FDA in Q4 2022 for synovial sarcoma. We have multiple clinical trials ongoing or planned across the remainder of the MAGE-A4 franchise:

●	SPEARHEAD-1 Phase 2 Trial with afami-cel (ADP-A2M4): A registration directed Phase 2 clinical trial is ongoing in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and the cohort met its primary endpoint with an overall response rate (ORR) per independent review of 34%. Subject to the successful filing and approval of a Biologics License Application by the FDA we plan to commercially launch ADP-A2M4 in the United States (“U.S.”). Cohort 2 of the trial is ongoing.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cell, ADP-A2M4CD8, including for patients with lung, gastroesophageal, head and neck, ovarian and bladder cancers in which the MAGE-A4 antigen is expressed. An overall response rate of 36% was reported at the European Society for Medical Oncology (“ESMO”) conference in 2021 with a confirmed complete response in ovarian cancer and confirmed partial responses reported in ovarian, head and neck, esophagogastric junction, bladder and synovial sarcoma cancers.

●	SURPASS -2 Phase 2 Trial with ADP-A2M4CD8: A Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and EGJ cancers has been initiated and is enrolling.

A further Phase 2 trial with ADP-A2M4CD8 in ovarian cancer (“SURPASS-3”) is planned to start later in 2022 and an additional cohort to the SURPASS trial combining ADP-A2M4CD8 with a checkpoint inhibitor is also in planning.

We are also planning to initiate a Phase 1 trial with a new next-generation SPEAR T-cell targeting MAGE-A4. This product is being developed in collaboration with Noile-Immune Biotech Inc. (“Noile-Immune”), and incorporates IL-7 and CCL19 into the cell therapy product.

Outside of the MAGE-A4 franchise, we have an active preclinical pipeline of cell therapy candidates with the aim of delivering five new autologous cell therapies to the clinic by 2025. The pipeline includes new autologous SPEAR T-cells, SPEAR T-cells addressing alternative HLA-types, next generation SPEAR T-cells, next-generation TILs and HiTs. These are being developed internally and in collaboration with third parties including Alpine Immune Sciences (“Alpine”), the National Center for Cancer Immune Therapy in Denmark (“CCIT”) and Noile-Immune. A clinical trial application (“CTA”) for TILS incorporating IL-7 has been filed in Denmark, with a clinical trial planned to start in 2022 at CCIT. These approaches enable us to further enhance and extend the reach of our cell therapies and increase the number of patients we can potentially treat.

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform. The platform utilizes cells derived from Induced Pluripotent Stem Cells (“iPSC”), which can be gene-edited to express our clinical candidates, for example afami-cel and then differentiated into the required end cell type, for example T-cells. The platform is applicable to all of our cell therapies and we plan to bring two allogeneic programs to the clinic by 2025, the first for SPEAR T-cells targeting MAGE-A4.

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to the research and development of our cell therapies. We expect to continue to incur losses for the foreseeable future and our net losses may fluctuate significantly from quarter to quarter. Our expenses may increase significantly depending on the progress of our clinical trials, requirements to conduct additional clinical trials (including as a result of the filing of a BLA), requirement for further manufacturing to support our development activities, investment in additional manufacturing capabilities and investment in resources and infrastructure to support the planned commercialization of our cell therapies. Further information can be founded in Item 1A. Risk Factors.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, we identified a material weakness. This was related to our risk assessment process over the design, implementation and operational effectiveness of controls over deferred income taxes, specifically the accounting for deferred income tax asset valuation allowance. This material weakness resulted in a material misstatement in deferred income taxes that was corrected prior to the issuance of the financial statements. The underlying causes of this material weakness have been identified and we are taking steps to remediate.

COVID-19 pandemic and Our Business

During the COVID-19 pandemic we have continued to focus on ensuring the safety of our work force whilst continuing the work we do to make our therapies available to people with cancer. Our facilities in the U.S. and U.K. remained open to support critical manufacturing and scientific activities. We are working with our employees to ensure that they follow guidelines set out by the U.K. and U.S. governments, as well as regional guidance including requirements for social distancing and mask wearing. In addition to safe working practices, we have invested in personal protective equipment and installed screens and other physical measures to enhance the safety of our facilities.

The pandemic has created challenges for conducting clinical trials and we continue to work with our clinical sites to enroll and treat patients at the earliest possible time particularly given that many of our patients have late-stage cancer. Certain clinical sites have chosen to postpone treatment of patients or participation in trials whilst the pandemic is impacting resources at those sites. We have experienced challenges around our supply chain. Many of the materials and consumables we require for manufacture and supply of products and also for research are also required for manufacture of COVID-19 vaccines and as a result these were prioritized to meet vaccine supplies. In certain cases, for example, in accordance with the U.S. Defense Production Act, suppliers were required to prioritize vaccine supplies. This resulted in some delays in supply of materials and consumables we require for our business, however, we were able to mitigate against impacts associated with any supply delays by purchasing in advance where possible, prioritizing use of such supplies and sourcing alternative suppliers where necessary.

We have continued and will continue to adjust our working practices as the pandemic evolves to ensure we can continue to treat people with cancer as quickly and as effectively as possible whilst protecting the health of our colleagues.

Financial Operations Overview

Revenue

The Company has three contracts with customers: the Genentech Collaboration and License Agreement, the GSK Collaboration and License Agreement and the Astellas Collaboration Agreement.

The Genentech Collaboration and License Agreement

On September 3, 2021, Adaptimmune Limited, a wholly owned subsidiary of Adaptimmune Therapeutics Plc, entered into a Strategic Collaboration and License Agreement with Genentech, Inc. (“Genentech”) and F. Hoffman-La Roche Ltd. The collaboration has two components:

1)	development of allogeneic T-cell therapies for up to five shared cancer targets
2)	development of personalized allogeneic T-cell therapies utilizing αβ T-cell receptors (TCRs) isolated from a patient, with such therapies being administered to the same patient.

The parties will collaborate to perform a research program, initially during an eight-year period (which may be extended for up to two additional two-year terms at Genentech’s election upon payment of an extension fee for each two-year term), to develop the cell therapies, following which Genentech will determine whether to further develop and commercialize such therapies. The Company began recognizing revenue for the performance obligations relating to the initial “off-the-shelf” collaboration targets and the personalized therapies in 2021, however this did not have a material impact on the consolidated financial statements.

The Company identified the following performance obligations under the agreement: (i) research services and rights granted under the licenses for each of the initial “off-the-shelf” collaboration targets, (ii) research services and rights granted under the licenses for the personalized therapies, (iii) material rights relating to the option to designate additional “off-the-shelf” collaboration targets and (iv) material rights relating to the two options to extend the research term. The revenue allocated to the initial “off-the-shelf” collaboration targets and the personalized therapies is recognized as development progresses. The revenue allocated to the material rights to designate additional ‘off-the-shelf’ collaboration targets is recognized from the point that the options are exercised and then as development progresses, in line with the initial “off-the-shelf” collaboration targets, or at the point in time that the rights expire. The revenue from the material rights to extend the research term is recognized from the point that the options are exercised and then over period of the extension, or at the point in time that the options expire.

The GlaxoSmithKline (“GSK”) Collaboration and License Agreement

The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement in 2019, and the Company received $3.2 million following the nomination of the target and a further $4.2 million in June 2021 following achievement of a development milestone, which are being recognized as revenue as development progresses.

The Astellas Collaboration Agreement

On January 13, 2020, the Company entered into a collaboration agreement with Astellas Pharma Inc., (“Astellas”). The Company received a $50.0 million non-refundable upfront payment in January 2020 after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 12% (up to April 1, 2020) and 13% (after April 1, 2020) of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.5% of qualifying expenditure for the year ended December 31, 2021.

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

Other Income (Expense), Net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate facilities in the United Kingdom and United States. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S. dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc. Since July 1, 2019, the intercompany loan has been considered as being a long-term investment as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020, together with the changes to those items (in thousands):

	Year ended
	December 31,
	2021	2020	Increase/decrease
Revenue	$6,149	$3,958	$2,191	55%
Research and development expenses	(111,090)	(91,568)	(19,522)	21%
General and administrative expenses	(57,305)	(45,795)	(11,510)	25%
Total operating expenses	(168,395)	(137,363)	(31,032)	23%
Operating loss	(162,246)	(133,405)	(28,841)	22%
Interest income	1,095	2,313	(1,218)	(53)%
Other income (expense), net	3,852	1,162	2,690	231%
Loss before income tax expense	(157,299)	(129,930)	(27,369)	21%
Income tax expense	(791)	(162)	(629)	388%
Loss for the period	$(158,090)	$(130,092)	$(27,998)	22%

Revenue

Revenue increased by $2.2 million to $6.1 million in the year ended December 31, 2021 compared to $4.0 million for the year ended December 31, 2020 due to an increase in development activities under our collaboration agreements.

We expect that revenues will increase in future periods as the Company initiates development activities under the new Genentech Collaboration agreement and continues activities under the GSK and Astellas Collaboration Agreements.

Research and development expenses

Research and development expenses increased by $19.5 million to $111.1 million for the year ended December 31, 2021 from $91.6 million for the year ended December 31, 2020. Our research and development expenses comprise the following (in thousands):

	Year ended
	December 31,
	2021	2020	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$79,505	$64,308	$15,197	24%
Subcontracted expenditure	46,469	33,744	12,725	38%
Manufacturing facility expenditure	9,584	7,652	1,932	25%
Share-based compensation expense	9,052	4,417	4,635	105%
In-process research and development costs	562	889	(327)	(37)%
Reimbursements receivable for research and development tax and expenditure credits	(34,082)	(19,442)	(14,640)	75%
	$111,090	$91,568	$19,522	21%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $19.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the following:

●	an increase of $15.2 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, primarily due to an increase in employee compensation and contractor costs in the year ended December 31, 2021;
●	an increase of $12.7 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses, largely driven by an increase in clinical trial patient costs which was offset slightly by a decrease in external contract manufacturing costs;
●	an increase of $4.6 million in share-based compensation expense due to additional stock grants and lower increase in forfeitures compared to the number of options; and
●	an increase in reimbursements receivable for research and development tax and expenditure credits of $14.6 million due to higher research and development costs.

Our subcontracted costs for the year ended December 31, 2021 were $46.5 million, compared to $33.7 million in the same period of 2020. This includes $34.2 million directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $12.3 million of other costs.

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

General and administrative expenses

General and administrative expenses increased by $11.5 million to $57.3 million for the year ended December 31, 2021 compared to $45.8 million in the same period in 2020. Our general and administrative expenses comprise the following (in thousands):

	Year ended
	December 31,
	2021	2020	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$28,970	$25,408	$3,562	14%
Other corporate costs	18,911	15,586	3,325	21%
Share-based compensation expense	11,577	5,997	5,580	93%
Reimbursements	(2,153)	(1,196)	(957)	80%
	$57,305	$45,795	$11,510	25%

The net increase in our general and administrative expenses of $11.5 million for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to the following:

●	an increase of $3.6 million in salaries, depreciation of property, plant and equipment and other employee-related costs due to an increase in headcount and contractor costs;
●	an increase of $3.3 million in other corporate costs due to an increase in insurance and accounting, legal and professional fees, including legal fees relating to the Genentech agreement; and
●	an increase of $5.6 million in share-based compensation expense due to additional stock grants and lower forfeitures compared to the number of options issued, caused in part by the high forfeitures incurred in 2020 due to the previous CEO retiring as CEO.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Interest income

Interest income was $1.1 million for the year ended December 31, 2021 compared to $2.3 million for the year ended December 31, 2020. Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization/accretion of the premium/discount on purchase of the debt securities. Amortization on available-for-sale debt securities for the year ended December 31, 2021 was $5.3 million compared to amortization of $3.8 million for the year ended December 31, 2020.

Other income, net

Other income, net was $3.9 million for the year ended December 31, 2021 compared to $1.2 million for the year ended December 31, 2020. Other income, net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, and intercompany loans held in U.S. dollars by our U.K. subsidiary other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future.

Income taxes

Income tax expenses were $0.8 million for the year ended December 31, 2021, compared to $0.2 million for the year ended December 31, 2020. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019, together with the changes to those items (in thousands):

	Year ended
	December 31,
	2020	2019	Increase/decrease
Revenue	$3,958	$1,122	$2,836	253%
Research and development (including losses accrued on firm purchase commitments of $- and $5,000)	(91,568)	(97,501)	(5,933)	(6)%
General and administrative expenses	(45,795)	(43,391)	2,404	6%
Total operating expenses	(137,363)	(140,892)	(3,529)	(3)%
Operating loss	(133,405)	(139,770)	6,365	(5)%
Interest income	2,313	2,772	(459)	(17)%
Other income (expense), net	1,162	75	(1,087)	(1,449)%
Loss before income tax expense	(129,930)	(136,923)	(6,993)	(5)%
Income tax expense	(162)	(242)	(80)	(33)%
Loss for the period	$(130,092)	$(137,165)	$(7,073)	(5)%

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

The net decrease in our research and development expenses of $5.9 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the following:

●	an increase of $1.1 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, primarily due to an increase in employee compensation in the year ended December 31, 2020, which was partially offset by lower consumables costs and a reduction in travel costs as a result of COVID-19;
●	an increase of $1.0 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses, largely driven by an increase in clinical trial patient costs;
●	a decrease of $5.0 million in accrued purchase commitments, which relate to the supply of the Dynabeads® CD3/CD28 technology. In the year ended December 31, 2019, management considered that there was sufficient uncertainty surrounding the utility of the Dynabeads resulting in the purchase commitment being recognized in research and development expenses; and
●	a decrease of $3.7 million in payments for in-process research and development as a result of our entering into a collaboration agreement relating to the development of next-generation SPEAR T-cell products with Alpine Immune Sciences, Inc. and Noile-Immune Biotech Inc. in the year ended December 31, 2019, offset by milestones payable to Universal Cells under our amended existing agreement in the year ended December 31, 2020.

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

Income taxes

Income tax expense decreased to $0.2 million for the year ended December 31, 2020 from $0.2 million for the year ended December 31, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our Astellas Collaboration Agreement and Genentech and GSK Collaboration and License Agreements, government grants and research and development tax and expenditure credits. From inception through to December 31, 2021, we have raised:

●	$857.2 million of proceeds from issues of equity, net of issue costs;
●	$359.7 million through collaborative arrangements with Genentech, GSK and Astellas; and
●	$82.1 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of December 31, 2021, we had cash and cash equivalents of $149.9 million and Total Liquidity of $369.6 million. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2024.

During the year ended December 31, 2021, the Company incurred a net loss of $158.1 million, generated cash of $10.7 million in its operating activities, and generated revenues of $6.2 million. The Company has incurred net losses in most periods since inception, and it expects to incur operating losses in foreseeable future periods.

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net cash provided by/(used in) operating activities	$10,729	$(53,591)	$(112,507)
Net cash provided by (used in) investing activities	75,800	(278,924)	94,945
Net cash provided by financing activities	3,288	340,051	366
Cash, cash equivalents and restricted cash	151,666	61,484	54,908

Year ended December 31, 2021 compared to year ended December 31, 2020

Net cash provided by operating activities increased by $64.3 million to $10.7 million for the year ended December 31, 2021 from a net cash used in operating activities of $53.6 million for the year ended December 31, 2020. The net cash provided by operating activities in the year end December 31, 2021 was significantly increased by a $4.2 million milestone payment received under the GSK Collaboration and License Agreement and the upfront payment of $150.0 million received under the Genentech Collaboration and License Agreement in October 2021, as compared to a $50.0 million upfront payment from Astellas received in January 2020. The U.K. R&D tax credits received in the year ended December 31, 2021 was $4.2 million higher than that received during the year ended December 31, 2020.

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

Components of cash flows from operating activities

Net cash provided by operating activities of $10.7 million for the year ended December 31, 2021 comprised a net loss of $158.1 million offset by noncash items of $34.2 million and $134.6 million of favorable changes in operating assets and liabilities. The noncash items consisted primarily of depreciation expense on plant and equipment of $5.6 million, amortization of intangibles of $0.9 million, share-based compensation expense of $20.6 million, amortization of marketable securities of $5.3 million, unrealized foreign exchange losses of $0.5 million and other losses of $1.2 million.

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

Investing Activities

Net cash provided by investing activities was $75.8 million for the year ended December 31, 2021 compared to net cash used in investing activities of $278.9 million for the year ended December 31, 2020. The Company invests surplus cash and cash equivalents in marketable securities. Cash provided by investing activities increased in the year ended December 31, 2021. Maturity or redemption of marketable securities of $224.3 million was offset by investment in marketable securities of $139.8 million in the year ended December 31, 2021.

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

Financing Activities

Net cash provided by financing activities was $3.3 million, $340.1 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Net cash provided by financing activities for the year ended December 31, 2021 consisted of net proceeds from public offerings of $2.5 million and proceeds from exercise of share options of $0.8 million.

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

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$149,948	$56,882
Marketable securities - available-for-sale debt securities	219,632	311,335
Total Liquidity	$369,580	$368,217

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall solvency and liquidity, financial flexibility, capital position and leverage. The definition of Total Liquidity includes marketable securities, which are highly liquid and available to use in our current operations.

Material Cash Requirements

As of December 31, 2021 the Company does not have any products approved for sale and has not generated any revenue from product supplies or royalties. The Company’s material cash requirements primarily relate to costs associated with the clinical development of our cell therapies, the development and enhancement of our manufacturing capabilities and securing a commercially viable manufacturing platform for all of our cell therapies, advancing additional cell therapies into preclinical testing and progressing such cell therapies through to clinical trials, supporting commercialization for ADP-A2M4 and to fund working capital, including for other general corporate purposes.

Operating leases

As of December 31, 2021 the Company had material operating lease obligations of $33.0 million under non-cancellable leases for laboratory and office property in Oxfordshire, United Kingdom, and Philadelphia, United States. Further details of our operating leases are provided in Item 2 and in Note 8 of Item 16 of this Annual Report.

Purchase obligations

As of December 31, 2021, the Company’s unconditional purchase obligations totaled $18.1 million and include signed orders for capital equipment and capital expenditure for construction and related expenditure relating to its properties in the United Kingdom and the United States, of which the Company expects to incur $17.7 million within one year and $0.5 million within one to three years.

The Company also had non-cancellable commitments for the purchase of clinical materials and contract manufacturing, which have been committed but not yet received, and committed funding under the MD Anderson strategic alliance, of up to $14.3 million, which the Company expects to incur within one year. The amount and timing of these payments vary depending on the rate of progress of development.

Future payments associated with clinical trials are not considered purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

MD Anderson

In 2016, we entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer. We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies targeting NY-ESO and MAGE-A10 and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as ADP-A2M4 across a number of cancers, including bladder, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we committed at least $19.6 million to fund studies. The Company made an upfront payment of $3.4 million to MD Anderson in the year ended December 31, 2017 and milestone payments of $2.3 million, $3.5 million and $0.5 million in the years ended December 31, 2018, 2020 and

2021, respectively. Payment of this funding is contingent on mutual agreement to study orders under the alliance agreement and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain.

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

In 2015, we entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. We paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and further milestone payments of $0.2 million and $0.9 million were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $37.6 million are payable if certain development and product milestones are achieved of which milestones of $0.8 million and $0.5 million have been achieved, but not yet paid, as of December 31, 2021. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology.

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

Revenue Recognition

Allocation of transaction price using the relative standalone selling price

Upfront payments are allocated between performance obligations using the Company's best estimate of the relative standalone selling price of the performance obligation. The relative standalone selling price is estimated by determining the market values of development and license obligations. As these inputs are not directly observable, the estimate is determined considering all reasonably available information including internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable, taking into account the different stage of development of each development program and consideration of adjusted-market data from comparable arrangements. Where performance obligations have been identified relating to material rights, the determination of the relative standalone selling price of these performance obligations also includes an assessment of the likelihood that the options will be exercised and any payments by the customer that are triggered upon exercising the right. This assessment involves significant judgment and could have a significant impact on the amount and timing of revenue recognition.

Determination of the cost to complete

Revenue allocated to performance obligations relating to provision of development activities is recognized using an estimate of the percentage of completion of the project based on the costs incurred on the project as a percentage of the total expected costs. The determination of the percentage of completion requires management to estimate the costs-to-complete the project. A detailed estimate of the costs-to-complete is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Determining the estimate of the cost-to-complete requires significant judgment and may have a significant impact on the amount and timing of revenue recognition. However, a 10% change in the cost-to-complete at December 31, 2021, would not have a significant impact on revenue recognized in the year ended December 31, 2021.

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

Deferred Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2021, we have deferred tax assets of $135.4 million, offset by deferred tax liabilities of $2.9 million and a valuation allowance of $132.4 million.

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

The U.S. subsidiary has generated taxable income since the fiscal year ended June 30, 2014 due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is forecast to generate taxable income in future periods. In determining whether the deferred tax asset is more-likely-than-not of being recognized, the Company has taken into account the recent history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions. Several of the temporary deductible differences reverse over a long time period, such as those relating to share-based compensation expense, which the Company forecasts are likely to reverse over the next five years. The Company considers that forecasting taxable income beyond the next few years is very subjective due to the nature and extent of the development process subcontracted from the Company in the United Kingdom to the U.S. subsidiary. Less weight has been given to forecasts of taxable income beyond the next few years.

The Company’s analysis is subject to estimates and judgments particularly relating to the timing of the reversal of temporary deductible differences for stock compensation expense and the availability of future taxable income beyond the next few years, which depend on the nature and extent of the subcontract development work performed by the U.S. subsidiary.

The deferred tax asset arising in the United States is only considered more-likely-than-not of being realized to the extent that there are available reversing temporary taxable differences. As the Company believes that our cash and cash equivalents and marketable securities will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2024, the Company considered the U.S. subsidiary’s future taxable income over this period. Based on this assessment, the Company determined that the deductible temporary differences that the U.S. subsidiary will generate each year will be more than the amount of temporary differences or credits that can be utilized by positive pre-tax income. As such it is only more-likely-than-not that an immaterial amount of the current deferred tax asset in the U.S. subsidiary may be utilized. Therefore, the Company concluded that a full valuation allowance should be maintained against the deferred tax asset of the U.S. subsidiary.

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

As of December 31, 2021, we held $219.6 million in marketable securities, with the aim of diversifying our investments and reducing credit risks. We have not entered into investments for trading or speculative purposes.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of December 31, 2021, the last business day of the reporting period, was £1.00 to $1.35.

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

Trade receivables were $0.8 million and $0.1 million as of December 31, 2021 and 2020, respectively. Trade receivables arise in relation to the Astellas Collaboration Agreement and the Genentech and GSK Collaboration and License Agreements. We have been transacting with Genentech since October 2021, Astellas since January 2020 and GSK since 2014, during which time no impairment losses have been recognized. No balances were past due as of December 31, 2021.

Item 8.  Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Management’s Report Regarding the Effectiveness of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there was a control deficiency in our internal control over financial reporting which constituted a material weakness. Due to this material weakness, our disclosure controls and procedures were not effective as of December 31, 2021 to assure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is properly disclosed. We discuss this material weakness and the steps we have taken to remedy such weakness in our discussion of internal control over financial reporting below.

Management’s Report Regarding the Effectiveness of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonably assurance of achieving their control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, we identified a material weakness. This was related to our risk assessment process over the design, implementation and operational effectiveness of controls over deferred income taxes, specifically the accounting for deferred income tax asset valuation allowance which was deficient. This material weakness resulted in a material misstatement in deferred income taxes that was corrected prior to the issuance of the financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The underlying causes of this material weakness have been identified and primarily relate to insufficient experience and inadequate training for new individuals to identify and address the relevant risks and design of and to implement and operate controls over the related process and risks. Due to this material weakness, our internal controls over financial reporting were not effective as of December 31, 2021.

KPMG, LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Annual Report, has issued an attestation report expressing an adverse opinion on the Company’s internal control over financial reporting as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.

Other than the material weakness described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

We are taking steps to remediate the material weakness, including (i) recruiting appropriate personnel with appropriate qualification, including a Vice President Financial Controller with experience of income tax accounting; (ii) improving the design of our controls for deferred income taxes, specifically in enhancing the requirements to perform the assessment of deferred income tax assets to enable new personnel to effectively execute the control and (iii) enhancing the training provided to the individuals operating the deferred income taxation controls. If we fail to fully remediate this material weakness or additional weaknesses or deficiencies in our internal controls over financial reporting are identified this may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.7*†

Commercial Development and Supply Agreement, dated June 16, 2016, by and between Life Technologies Corporation and Adaptimmune Limited and effective as of June 1, 2016 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 21, 2016).

Exhibit Number	Description of Exhibit
10.8*†

Strategic Alliance Agreement, dated September 23, 2016, by and between Adaptimmune LLC and The University Of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.11 to our Form 10-Q filed with the SEC on November 10, 2016).

10.9*†

Strategic Collaboration and License Agreement, dated September 3, 2021, by and between Adaptimmune Limited and Genentech, Inc. and F. Hoffman-La Roche Limited (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on November 4, 2021).

10.10*

Employment Agreement dated as of December 16, 2020 by and between Adaptimmune, LLC and Elliot Norry, and effective January 1, 2021, (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 16, 2020).

10.11*	Employment Agreement dated as of August 1, 2019 by and between Adaptimmune, LLC and John Lunger (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 1, 2019).

10.12*	Employment Agreement dated as of June 26, 2019 by and between Adaptimmune, LLC and Adrian Rawcliffe (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 27, 2019).

10.13*	James Noble Letter Agreement dated June 26, 2019 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on June 27, 2019).

10.14*	James Noble Variation Agreement dated June 26, 2019 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on June 27, 2019).

10.15*	James Noble Letter of Appointment dated June 26, 2019 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on June 27, 2019).

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

10.27*	Employment Agreement, dated January 26, 2022, between Adaptimmune, LLC and Cintia Piccina (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on January 26, 2022).

10.28*

Adaptimmune Therapeutics plc Company Share Option Plan, dated March 16, 2015, as amended on April 15, 2015, as further amended on January 13, 2016 (incorporated by reference to Exhibit 4.32 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.29*

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

10.31*

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

10.34*

Deed of Variation, dated August 20, 2021, between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to a lease of 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 20, 2021).

10.35*

Rent Security Deposit Deed dated August 20, 2021, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited, Adaptimmune Limited and Adaptimmune Therapeutics plc relating to 39 Innovation Drive and 60 Jubilee Avenue, Milton Park (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on August 20, 2021).

10.36*

Agreement dated August 13, 2021, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited, Adaptimmune Limited and Adaptimmune Therapeutics plc relating to 39 Innovation Drive and 60 Jubilee Avenue, Milton Park (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 13, 2021).

10.37*

Deed of Variation dated August 13, 2021, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited, Adaptimmune Limited and Adaptimmune Therapeutics plc relating to a lease of 60 Jubilee Avenue, Milton Park (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on August 13, 2021).

10.38*

Lease, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018).

10.39*

Rent Security Deposit Deed, dated February 28, 2018, between MEPC Milton Park No. 1 Limited, MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018)..

10.40*

Lease, dated October 24, 2016, by and between MEPC Milton Park No. 1 Limited and MEPC Milton Park No. 2 Limited, Adaptimmune Limited and Adaptimmune Therapeutics plc relating to 60 Jubilee Avenue Milton Park (incorporated by reference to Exhibit 10.12 to our Form 10-Q filed with the SEC on November 10, 2016).

10.41*

Lease Agreement, dated July 28, 2015, between L/S 351 Rouse Boulevard, LP, and Adaptimmune LLC relating to 351 Rouse Boulevard, Philadelphia, Pennsylvania (incorporated by reference to Exhibit 4.14 to the Company’s Transition Report on Form 20-F filed with the SEC on October 13, 2015).

10.42*†

Amendment Agreement No. 6, dated July 20, 2018 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on August 2, 2018).

Exhibit Number	Description of Exhibit
10.43*†

Amendment Agreement No. 5, dated September 7, 2017 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd. (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on November 2, 2017).

10.44*†

Amendment Agreement No. 2, dated February 2, 2016 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd (incorporated by reference to Exhibit 4.4 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.45*†

Amendment Agreement No. 1, dated May 8, 2015 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd (incorporated by reference to Exhibit 4.3 to the Company’s Transition Report on Form 20-F filed with the SEC on March 17, 2016).

10.46*†

Collaboration and License Agreement, dated May 30, 2014 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (file no: 333-203267)).

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021).

23.1**	Consent of KPMG LLP

31.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1**	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2**	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*     Previously filed.

**   Filed herewith.

†     Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of this exhibit, including the redacted terms, has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 14, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 14, 2022, in the capacities indicated.

Signature	Title	Date

/s/ Adrian Rawcliffe	Chief Executive Officer and Director	March 14, 2022
Adrian Rawcliffe	(Principal Executive Officer)

/s/ Gavin Wood	Chief Financial Officer	March 14, 2022
Gavin Wood	(Principal Accounting and Financial Officer)

/s/ David M. Mott	Chairman of the Board of Directors	March 14, 2022
David M. Mott

/s/ Lawrence M. Alleva	Director	March 14, 2022
Lawrence M. Alleva

/s/ Ali Behbahani, MD	Director	March 14, 2022
Ali Behbahani, MD

/s/ Barbara Duncan	Director	March 14, 2022
Barbara Duncan

/s/John Furey	Director	March 14, 2022
John Furey

/s/ James Noble	Director	March 14, 2022
James Noble

/s/ Elliott Sigal, MD, PhD	Director	March 14, 2022
Elliott Sigal, MD, PhD

/s/ Tal Zaks, MD, PhD	Director	March 14, 2022
Tal Zaks, MD, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptimmune Therapeutics Plc and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of estimation of costs to complete for Astellas collaboration agreement

As discussed in Note 3 to the consolidated financial statements, the Company recorded revenue of $6.149 million during the year ended December 31, 2021, a portion of which related to the Astellas collaboration agreement. As discussed in Note 2, for research and development activities carried out under the Astellas collaboration agreement, the Company recognizes revenue over time based on costs incurred compared to total expected costs for that project. This determination requires the company to estimate cost-to-complete, which is done at every reporting period based on the latest project plan and discussions with project teams.

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

-We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the initial development and periodic reassessment of estimates of costs to complete.

-We evaluated factors used in determining the stage of completion, by assessing the Company’s assumptions underlying the estimate of total contract costs to be incurred and comparing them to similar research and development projects carried out by the Company.

-We compared the Company’s estimate of total contract costs to be incurred to the actual costs incurred to assess the Company’s ability to accurately estimate costs.

-We compared a selection of costs incurred to date to timesheet data or third-party costs to assess the accuracy of information used in determining revenue to be recognised.

-We inquired of the project manager and alliance director of the project to evaluate factors impacting the costs to complete, including progress to date and the estimate of remaining costs to be incurred

-We inspected minutes of Joint Steering Committee meetings between the Company and Astellas to evaluate factors impacting costs to complete and compared it with the outcome of the inquiries stated above.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Reading, United Kingdom
March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics Plc:

Opinion on Internal Control Over Financial Reporting

We have audited Adaptimmune Therapeutic Plc’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the risk assessment process over the design, implementation, and operational effectiveness of controls over deferred income taxes, specifically the accounting for deferred income tax asset valuation allowance has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Reading, United Kingdom
March 14, 2022

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$149,948	$56,882
Marketable securities - available-for-sale debt securities	219,632	311,335
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	752	139
Other current assets and prepaid expenses	45,126	29,796
Total current assets	415,458	398,152

Restricted cash	1,718	4,602
Hi Operating lease right-of-use assets, net of accumulated amortization	20,875	18,880
Property, plant and equipment, net of accumulated depreciation of $36,253 (2020: $31,097)	30,494	27,778
Intangible assets, net of accumulated amortization	1,000	1,730
Total assets	$469,545	$451,142

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,113	$6,389
Operating lease liabilities, current	2,320	2,773
Accrued expenses and other accrued liabilities	29,909	27,079
Deferred revenue, current	22,199	2,832
Total current liabilities	62,541	39,073

Operating lease liabilities, non-current	23,148	20,938
Deferred revenue, non-current	177,223	49,260
Other liabilities, non-current	673	644
Total liabilities	263,585	109,915

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,240,853,520 authorized and 937,547,934 issued and outstanding (2020: 1,038,249,630 authorized and 928,754,958 issued and outstanding)	1,337	1,325
Additional paid in capital	959,611	935,706
Accumulated other comprehensive loss	(11,142)	(10,048)
Accumulated deficit	(743,846)	(585,756)
Total stockholders' equity	205,960	341,227

Total liabilities and stockholders’ equity	$469,545	$451,142

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Period Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Development revenue	$6,149	$3,958	$1,122
Revenue	6,149	3,958	1,122
Operating expenses
Research and development	(111,090)	(91,568)	(97,501)
General and administrative	(57,305)	(45,795)	(43,391)
Total operating expenses	(168,395)	(137,363)	(140,892)
Operating loss	(162,246)	(133,405)	(139,770)
Interest income	1,095	2,313	2,772
Other income (expense), net	3,852	1,162	75
Loss before income tax expense	(157,299)	(129,930)	(136,923)
Income tax expense	(791)	(162)	(242)
Net loss attributable to ordinary shareholders	$(158,090)	$(130,092)	$(137,165)

Net loss per ordinary share
Basic and diluted	$(0.17)	$(0.15)	$(0.22)

Weighted average shares outstanding:
Basic and diluted	934,833,017	854,783,763	629,805,218

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Net loss	$(158,090)	$(130,092)	$(137,165)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0, and $0	5,808	(19,220)	(9,478)
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, $0, and $0	(6,435)	16,364	11,783
Unrealized gains (losses) on available-for-sale debt securities
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, $0, and $0	(461)	161	207
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0, $0 and $0	(6)	(89)	(13)
Total comprehensive loss for the period	$(159,184)	$(132,876)	$(134,666)

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2019	627,454,270	$939	$574,208	$(9,763)	$(318,499)	$246,885
Issuance of shares upon exercise of stock options	3,549,298	4	362	—	—	366
Other comprehensive income	—	—	—	2,499	—	2,499
Share-based compensation expense	—	—	11,053	—	—	11,053
Net loss	—	—	—	—	(137,165)	(137,165)
Balance as of December 31, 2019	631,003,568	943	585,623	(7,264)	(455,664)	123,638
Issuance of shares upon exercise of stock options	11,401,390	14	5,649	—	—	5,663
Issuance of shares in the January Offering	126,000,000	165	78,451	—	—	78,616
Issuance of shares upon exercise of the overallotment for the January Offering	18,900,000	24	11,914	—	—	11,938
Issuance of shares in the June Offering	123,000,000	155	209,831	—	—	209,986
Issuance of shares upon exercise of the overallotment for the June Offering	18,450,000	24	33,824	—	—	33,848
Other comprehensive loss	—	—	—	(2,784)	—	(2,784)
Share-based compensation expense	—	—	10,414	—	-	10,414
Net loss	—	—	—	—	(130,092)	(130,092)
Balance as of December 31, 2020	928,754,958	1,325	935,706	(10,048)	(585,756)	341,227
Issuance of shares upon exercise of stock options	5,723,646	8	751	—	—	759
Issuance of shares under the At The Market program, net of expenses	3,069,330	4	2,525	—	—	2,529
Other comprehensive loss	—	—	—	(1,094)	—	(1,094)
Share-based compensation expense	—	—	20,629	—	—	20,629
Net loss	—	—	—	—	(158,090)	(158,090)
Balance as of December 31, 2021	937,547,934	$1,337	$959,611	$(11,142)	$(743,846)	$205,960

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(158,090)	$(130,092)	$(137,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,630	6,627	7,172
Amortization	937	967	838
Share-based compensation expense	20,629	10,414	11,053
Unrealized foreign exchange gains/(losses)	540	(1,333)	1,076
Amortization/(accretion) on available-for-sale debt securities	5,276	3,836	(185)
Other	1,173	(55)	(13)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables and other operating assets	(19,358)	1,747	(1,436)
Decrease/(increase) in non-current operating assets	—	2,458	(1,450)
Increase in payables and other current liabilities	4,207	3,867	5,508
Increase in deferred revenue	149,785	47,973	2,095
Net cash provided by/(used in) operating activities	10,729	(53,591)	(112,507)

Cash flows from investing activities
Acquisition of property, plant and equipment	(8,574)	(2,341)	(1,592)
Acquisition of intangible assets	(207)	(565)	(1,482)
Maturity or redemption of marketable securities	224,343	105,022	125,303
Investment in marketable securities	(139,762)	(381,040)	(27,284)
Net cash provided by/(used in) investing activities	75,800	(278,924)	94,945

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	2,529	334,388	—
Proceeds from exercise of stock options	759	5,663	366
Net cash provided by financing activities	3,288	340,051	366

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	365	(960)	(372)
Net increase/(decrease) in cash, cash equivalents and restricted cash	90,182	6,576	(17,568)
Cash, cash equivalents and restricted cash at start of period	61,484	54,908	72,476
Cash, cash equivalents and restricted cash at end of period	$151,666	$61,484	$54,908

Supplemental cash flow information
Interest received	$7,765	$6,216	$3,426
(Amortization)/accretion on available-for-sale debt securities	(5,276)	(3,836)	185
Income taxes paid	535	75	201

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom. Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on providing novel cell therapies to people with cancer. The Company is a leader in the development of T-cell therapies for solid tumors. The Company’s proprietary platform enables it to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $743,846,000 as of December 31, 2021.

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

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. Although the financial statements have been prepared on a going concern basis, if the Company fails to obtain sufficient additional financing in future, this may raise substantial doubt over the Company’s ability to continue as a going concern in future reporting periods.

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

Foreign exchange gains for the years ended December 31, 2021 and 2020 of $3,853,000 and $1,105,000 and foreign exchange losses of $137,000 for the year ended December 31, 2019 respectively, are included within Other (expense) income, net in the Consolidated Statement of Operations.

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

The following table shows the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2019	$(9,607)	$(156)	$(9,763)
Foreign currency translation adjustments	(9,478)	—	(9,478)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	11,783	—	11,783
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	207	207
Reclassification from accumulated other comprehensive (loss) income of losses on available-for-sale debt securities included in net income, net of tax of $0	—	(13)	(13)
Balance at December 31, 2019	(7,302)	38	(7,264)
Foreign currency translation adjustments	(19,220)	—	(19,220)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	16,364	—	16,364
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	161	161
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net income, net of tax of $0	—	(89)	(89)
Balance at December 31, 2020	(10,158)	110	(10,048)
Foreign currency translation adjustments	5,808	—	5,808
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(6,435)	—	(6,435)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(461)	(461)
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net loss, net of tax of $0	—	(6)	(6)
Balance at December 31, 2021	$(10,785)	$(357)	$(11,142)

The following amounts were reclassified out of Other comprehensive (loss) income (in thousands):

	Amount reclassified
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	Affected line item in
Component of accumulated other comprehensive income	2021	2020	2019	the Statement of operations

Unrealized gains (losses) on available-for-sale securities
Reclassification adjustment for (gains) losses on available-for-sale debt securities	$(6)	$(89)	$(13)	Other (expense) income, net

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

	December 31,	December 31,
	2021	2020

Cash and cash equivalents	$149,948	$56,882
Restricted cash	1,718	4,602
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$151,666	$61,484

(h)           Available-for-sale debt securities

As of December 31, 2021, the Company has the following investments in available-for-sale debt securities, (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$45,304	$22	$(21)	$45,305
Corporate debt securities	3 months to 1 year	81,590	11	(75)	81,526
Agency bonds	1 year to 2 years	5,000	—	(7)	4,993
Corporate debt securities	1 year to 2 years	88,095	—	(287)	87,808
		$219,989	$33	$(390)	$219,632

As of December 31, 2020, the Company had the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$67,545	$56	$(20)	$67,581
Corporate debt securities	3 months to 1 year	101,447	92	(24)	101,515
Agency bonds	1 year to 2 years	5,993	8	—	6,001
Corporate debt securities	1 year to 2 years	136,238	112	(112)	136,238
		$311,223	$268	$(156)	$311,335

Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current based on the maturity dates and management’s intentions.

At December 31, 2021, the Company has classified all of its available-for-sale debt securities, including those with maturities beyond one year, as current assets on the accompanying Consolidated Balance Sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities is measured at fair value at each reporting date. Unrealized gains and losses are excluded from earnings and are reported as a component of Other comprehensive (loss) income, net of tax. Realized gains and losses are included in Other income (expense), net. Interest income and amortization of premiums and discounts at acquisition are included in Interest income. In the year ended December 31, 2021, 2020 and 2019 proceeds from the maturity or redemption of available-for-sale debt securities were $224,343,000 $105,022,000 and $125,303,000 respectively. There were realized gains of $6,000, $89,000 and $13,000 recognized on early settlement of available-for-sale debt securities during the years ended December 31, 2021, 2020 and 2019 respectively. The Company reclassified the gains and losses out of accumulated other comprehensive loss during the same periods.

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

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for 12 months or longer:
Corporate debt securities	$8,232	1	$(35)	$—	—	—

Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$163,258	34	$(348)	$157,985	30	$(158)
Agency bond	4,993	1	(7)	—	—	—
	$176,483	$36	$(390)	$157,985	$30	$(158)

As of December 31, 2021 and 2020, these securities are not considered to be other than temporarily impaired because the impairments are not severe, have been for a short duration and are due to normal market and exchange rate fluctuations. Only one security has been in an unrealized loss position for more than one year with a net total unrealized loss of $35,000. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

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

Management analyses current and past due accounts and determines if an allowance for uncollectible accounts is required based on collection experience and other relevant information. As of December 31, 2021 and 2020, the allowance for doubtful accounts is $nil. The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

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

(m)Leases

The Company determines whether an arrangement is a lease at contract inception by establishing if the contract conveys the right to use, or control the use of, identified property, plant, or equipment for a period of time in exchange for consideration. Leases may be classified as finance leases or operating leases. All the Company’s leases are classified as operating leases. Operating lease right-of-use (ROU) assets and operating lease liabilities recognized in the

Consolidated Balance Sheet represent the right to use an underlying asset for the lease term and an obligation to make lease payments arising from the lease respectively.

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

The ROU asset is subsequently measured for an operating lease at the amount of the remeasured lease liability (i.e. the present value of the remaining lease payments), adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, and any unamortized initial direct costs.

The Company has operating leases in relation to property for office and research facilities. All of the leases have termination options, and it is assumed that the initial termination options for the buildings will be activated for most of these. The maximum lease term without activation of termination options is to 2041.

In May 2017, the Company entered into an agreement for the lease of a building at Milton Park, Oxfordshire, United Kingdom and in February 2018 the Company entered into the lease for that facility. The term of the lease expires on October 23, 2041, with termination options exercisable by the Company in October 2031 and October 2036.

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

In August 2021, the Company entered into a two year lease agreement for the lease of a building at Milton Park, Oxfordshire, United Kingdom. The term of the lease expires on August 12, 2023.

The Company has elected not to recognize an ROU asset and lease liability for short-term leases. A short-term lease is a lease with a lease term of 12 months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

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

Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred. The Company expensed acquired in-process R&D of $562,000, $889,000 and $4,556,000 in the years ended December 31, 2021, 2020 and 2019, respectively.

Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product.

Research and development expenditure is presented net of R&D tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. Reimbursable R&D tax and expenditure credits were $34,082,000, $19,442,000 and $18,649,000 in the years ended December 31, 2021, 2020 and 2019, respectively.

(q)          Share-based compensation

The Company awards certain employees options over the ordinary shares of the parent company. The cost of share-based awards issued to employees are measured at the grant-date fair value of the award and recognized as an expense over the requisite service period. The fair value of the options is determined using the Black-Scholes option-

pricing model. Share options with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company has elected to account for forfeitures of stock options when they occur by reversing compensation cost previously recognized, in the period the award is forfeited, for an award that is forfeited before completion of the requisite service period.

(r)          Retirement benefits

The Company operates defined contribution pension schemes for its directors and employees. The contributions to this scheme are expensed to the Consolidated Statement of Operations as they fall due. The pension contributions for the years ended December 31, 2021, 2020, and 2019 were $2,505,000, $2,070,000 and $1,904,000, respectively.

(s)          Interest income

Interest income arises on cash, cash equivalents and available-for-sale debt securities and is net of amortization (accretion) of the premium (discount) on purchase of the debt securities of $5,276,000, $3,836,000 and ($185,000) in the years ended December 31, 2021, 2020 and 2019, respectively.

(t)          Income taxes

Income taxes for the period comprise current and deferred tax. Income tax is recognized in the Consolidated Statement of Operations except to the extent that it relates to items occurring during the year recognized either in other comprehensive income or directly in equity, in which case it is recognized in other comprehensive income or equity. We release stranded tax effects from accumulated other comprehensive income using the portfolio approach.

Current tax is the expected tax payable or receivable on the taxable income or loss for the current or prior periods using tax rates enacted at the balance sheet date.

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates and for operating loss and tax credit carryforwards. A valuation allowance is provided to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company evaluates the realizability of its deferred tax assets and adjusts the amount of the valuation allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of income, carryback availability, reversing taxable temporary differences and available tax-planning strategies that could be implemented to realize the deferred tax assets.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. We recognize potential accrued interest and penalties related to an underpayment of income taxes within the Consolidated Statement of Operations as income tax expense.

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

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Numerator for basic and diluted loss per share
Net loss	$(158,090)	$(130,092)	$(137,165)
Net loss attributable to shareholders used for basic and diluted EPS calculation	$(158,090)	$(130,092)	$(137,165)

Denominator for basic and diluted loss per share
Weighted average number of shares used to calculate basic and diluted loss per share	934,833,017	854,783,763	629,805,218

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Weighted average number of share options(1)	115,225,480	93,812,818	96,675,101

From January 1, 2022 through to March 14, 2022, the Company granted 22,876,464 options over ordinary shares with an exercise price determined by reference to the market value of an ADS at the date of grant, and 17,688,432 options over ordinary shares with an exercise price equal to the nominal value of the ordinary shares (£0.001 per share). These grants have not been included in the figures above.

(v)          New accounting pronouncements

Adopted in the year ended December 31, 2021

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

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805)- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in and inconsistency related to the following: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU resolve this inconsistency by requiring that an entity (acquirer) recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, in contrast to current GAAP which requires that assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities, are measured at fair value as of the acquisition date. For public business entities, including the Company, the guidance is effective for fiscal years beginning on or after December 15, 2022, including interim periods within that fiscal year. The Company intends to adopt the guidance in the fiscal year beginning January 1, 2023; however, earlier adoption is permitted, and the Company may choose to implement the guidance in an earlier fiscal year. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of the guidance on its Consolidated financial statements.

Note 3 — Revenue

The Company has three contracts with customers: a collaboration and license agreement with GSK, a collaboration agreement with Astellas and a strategic collaboration and license agreement with Genentech.

Revenue comprises the following categories (in thousands):

	Year ended
	December 31,
	2021	2020	2019

Development revenue	$6,149	$3,958	$1,122
	$6,149	$3,958	$1,122

Deferred revenue increased by $147,330,000 from $52,092,000 at January 1, 2021 to $199,422,000 at December 31, 2021 due to a $4,200,000 milestone payment received under the GSK Collaboration and License Agreement and the upfront payment of $150,000,000 received under the Genentech Collaboration and License Agreement in October 2021.

As of December 31, 2020, there was deferred revenue of $52,092,000, of which $1,498,000 was recognized as revenue in the year ended December 31, 2021.

The Genentech Collaboration and License Agreement

On September 3, 2021, the Company entered into a Strategic Collaboration and License Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd, which became effective on October 19, 2021 upon expiry or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Under the Agreement, Genentech and Adaptimmune (each, a “party” and together, the “parties”) will collaborate to develop two types of allogeneic T-cell therapies: (i) “off-the-shelf” αβ T-cell therapies directed to initial collaboration targets, with Genentech having the right to designate additional collaboration targets, up to five collaboration targets in total, and (ii) personalized therapies utilizing αβ T-cell receptors (TCRs) isolated from a patient, with such therapies being administered to the same patient.

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

Under the terms of the Agreement, Adaptimmune will receive $150 million as an upfront payment, which was received in the fourth quarter of 2021. Adaptimmune may also receive:

●	$150 million in additional payments spread over a period of 5 years from the effective date of the Agreement, unless the agreement is earlier terminated;
●	Research milestones of up to $50 million;
●	Development milestones of up to $100 million in relation to the development of “off-the-shelf” T-cell therapies per collaboration target (unless Adaptimmune exercises its right to opt-in to receive a profit share) and up to $200 million in relation to the development of personalized T-cell therapies;
●	Commercialization milestones of up to $1.1 billion for “off-the-shelf” T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming “off-the-shelf” T-cell therapies are developed to 5 targets) and for personalized T-cell therapies; and
●	Net sales milestones of up to $1.5 billion for “off-the-shelf” T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming “off-the-shelf” T-cell therapies are developed to 5 targets) and for personalized T-cell therapies.

In addition, Adaptimmune will receive tiered royalties on net sales in the mid-single to low-double digits. Collaboration target designation fees apply if Genentech exercises its right to designate additional “off-the-shelf” collaboration targets up to a maximum of 5 targets.

Adaptimmune also has a right to opt-in to receive a profit share and to co-promote “off-the-shelf” T-cell therapies. If Adaptimmune elects to opt in, then Adaptimmune will be eligible to share 50 percent of profits and losses from U.S. sales on such products and to receive up to $800 million in ex-U.S. regulatory and sales-based milestone payments, as well as royalties on ex-U.S. net sales.

The payments to the Company under the contract are typically due upon achievement of milestones, when rights are exercised by Genentech or on achievement of specific events for the additional payments, and within standard payment terms. The contract does not include a significant financing component.

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

The Company has assessed the agreement under the provisions of ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements. The Company determined that Genentech is a customer and has applied the provisions of ASC 606 to the contract and related performance obligations. The Company identified the following performance obligations under the agreement: (i) research services and rights granted under the licenses for each of the initial ‘off-the-shelf’ collaboration targets, (ii) research services and rights granted under the licenses for the personalized therapies, (iii) material rights relating to the option to designate each of the additional ‘off-the-shelf’ collaboration targets and (iv) material rights relating to the two options to extend the research term. The Company began recognizing revenue for the performance obligations relating to the initial ‘off-the-shelf’ collaboration targets and the personalized therapies in 2021.

The aggregate transaction price at inception of the agreement was $313.6 million comprising the $150 million upfront payment, $150 million of additional payments and $13.6 million of other consideration. The fees for extension of the research program, additional collaboration target designation fees, and future research, development and commercialization milestones are not considered probable as of December 31, 2021 and have not been included in the transaction price. The Company may also receive sales milestones and royalties for future sales of the therapies. These amounts have not been included within the transaction price as of December 31, 2021 because they are sales-based and would be recognized when the subsequent sales occur.

The aggregate transaction price is allocated to the performance obligations depending on the relative standalone selling price of the performance obligations. In determining the best estimate of the relative standalone selling price, the Company considered internal pricing objectives it used in negotiating the contract, together with internal data regarding the cost and margin of providing research services and market data from comparable arrangements.

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company expects to satisfy the performance obligations relating to the initial ‘off-the-shelf’ collaboration targets and the personalized therapies as development progresses and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company considers that this depicts the progress of the project, where the significant inputs would be internal project resources and third-party costs. The Company expects to satisfy the performance obligations relating to the material rights to designate additional ‘off-the-shelf’ collaboration targets from the point that the options are exercised and then as development progresses, in line with the initial ‘off-the-shelf’ collaboration targets, or at the point in time that the rights expire. The Company expects to satisfy the performance obligations relating to the material rights to extend the research term from the point that the options are exercised and then over period of the extension, or at the point in time that the rights expire.

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2021 was $310,368,000, of which $191,496,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $99,079,000 is allocated to the research services and rights granted for the personalized therapies, $13,360,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $5,146,000 is allocated to the material right for the first option to extend the research term and $1,287,000 is allocated to the material right for the option to extend the research term a second time.

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

In June 2020, the parties nominated the target for the first collaboration program and the Company commenced development of this target under the agreement and began recognizing revenue for this performance obligation. In July 2021, the parties nominated the target for the second collaboration program and the Company commenced development of this target under the agreement and began recognizing revenue for this performance obligation.

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

In addition, Adaptimmune is entitled to receive research funding of up to $7,500,000 per year on a per collaboration target basis, which is payable on a quarterly basis within standard payment terms (typically 30 days), and tiered royalties on net sales in the mid-single to mid-teen digits.

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

The payments to the Company under the contract are typically billed as the development services are performed or are due on achievement of milestones and within standard payment terms (typically 30 days for development services and 20 days for milestone achievement). Management has determined that the contract does not include a significant financing component because (i) the timing of initiation of the programs, the right to obtain the services and the right to terminate the contract resides with Astellas and (ii) a substantial amount of the consideration promised by the customer is variable, and the amount or timing of that consideration varies on the basis of the occurrence or nonoccurrence of a future event that is not substantially within the control of the customer or the Company.

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

The aggregate transaction price at inception of the agreement was the $50,000,000 upfront payment. Future development milestones are not considered probable as of December 31, 2021 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period (up until completion of a Phase 1 trial for products directed to such target) is variable consideration and included in the transaction price as of December 31, 2021 to the extent that a significant reversal of revenue is not probable. The Company may also receive sales milestones upon the achievement of specified levels of annual net sales by Astellas under an independent Astellas program. These amounts have not been included within the transaction price as of December 31, 2021 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2021 was $77,825,000, of which $15,026,000 is allocated to the rights granted for each of the two independent Astellas targets, $20,453,000 is allocated to research services and rights granted under the co-exclusive license for the first co-development target, $20,066,000 is allocated to research services and rights granted under the co-exclusive license for the second co-development target and $7,254,000 is allocated to research services and rights under the co-exclusive license for the third co-development targets.

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

Under the terms of the GSK Collaboration and License Agreement, the Company may also be entitled to development milestones. The development and regulatory milestones are per product milestones and are dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation is achieved and type of indication or indications in relation to which the product is being developed. In addition, for any program multiple products may be developed to address different HLA-types. In June 2021 the Company received a $4,200,000 milestone payment following achievement of a development milestone for the third target under the GSK Collaboration and License Agreement. As a result of the inclusion of this amount in the transaction price, $803,000 of revenue was recognized in the year ended December 31, 2021 from performance obligations partially satisfied in previous periods.

The Company may also receive commercialization milestones upon the first commercial sale of a product based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. These amounts have not been included within the transaction price as of December 31, 2021 because they are sales or usage-based royalties promised in exchange for a license of intellectual property, which will be recognized when the subsequent sale or usage occurs.

The payments to the Company under the contract are typically due upon achievement of milestones and within standard payment terms (approximating to 45 days). The contract does not include a significant financing component.

The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation. The Company satisfies the performance obligations relating to the development of each target over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company considers that this depicts the progress of the project, where the significant inputs are internal project resource and third-party clinical and manufacturing costs. The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2021 was $7,424,000.

The previous performance obligation relating to the NY-ESO License was recognized at a point-in-time, upon commencement of the license in 2018.

Note 4 — Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable and accrued expenses.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2021 are as follows (in thousands):

		Fair value measurements using
	December 31,	Level 1	Level 2	Level 3
	2021
Assets:
Corporate debt securities	$214,639	$214,639	$—	$—
Agency bonds	4,993	—	4,993	—
	$219,632	$214,639	$4,993	$—

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	December 31,	Level 1	Level 2	Level 3
	2020
Assets:
Marketable securities:
Corporate debt securities	$305,334	$305,334	$—	$—
Agency bonds	6,001	—	6,001	—
	$311,335	305,334	6,001	—

The Company estimates the fair value of available-for-sale debt securities with the aid of a third-party valuation service, which uses actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value. If observed market prices are not available (for example, securities with short maturities and infrequent secondary market trades), the securities are priced using a valuation model maximizing observable inputs, including market interest rates.

Significant concentration of credit risk

The Company held cash and cash equivalents of $149,948,000, marketable securities of $219,632,000 and restricted cash of $1,718,000 as of December 31, 2021. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom.

The Company has three customers, which are Genentech, Astellas and GSK. There were trade receivables of $752,000 as of December 31, 2021 and $139,000 as of December 31, 2020. The Company has been transacting with Genentech since October 2021, Astellas since 2020 and GSK since 2014, during which time no impairment losses have been recognized. As of December 31, 2021, there were no overdue accounts receivable.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm the Company’s business in the future. Management seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, the Company has not used forward exchange contracts or other currency hedging products to manage exchange rate exposure, although it may do so in the future. The exchange rate as of December 31, 2021, the last business day of the reporting period, was £1.00 to $1.35.

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

Note 5 — Other current assets

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Corporate tax receivable	$30,773	$20,585
Prepayments	9,043	6,314
Clinical materials	746	2,086
VAT receivable	2,482	367
Other current assets	2,082	444
	$45,126	$29,796

Note 6 — Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Computer equipment	$3,692	$3,572
Laboratory equipment	28,002	26,051
Office equipment	953	893
Leasehold improvements	28,704	28,359
Assets under construction	5,396	—
	66,747	58,875
Less accumulated depreciation	(36,253)	(31,097)
	$30,494	$27,778

Depreciation expense was $5,630,000, $6,627,000 and $7,172,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Acquired software licenses	$4,842	$4,651
Licensed IP rights – completed technology used in R&D	209	211
	5,051	4,862
Less accumulated amortization	(4,051)	(3,132)
	$1,000	$1,730

Amortization expense was $937,000, $967,000, and $838,000 for the years ended December 31, 2021 2020 and 2019 respectively. The estimated aggregate amortization expense expected to be recorded in respect of these assets for each of the five years ended 2026 is $771,000, $222,000, $18,000, $1,000 and $1,000, respectively.

Note 8 — Operating leases

The following table shows the lease costs for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended
	December 31,
	2021	2020
Lease cost:
Operating lease cost	$4,259	$4,044
Short-term lease cost	419	359
	$4,678	$4,403

	Year ended
	December 31,
	2021	2020
Other information:
Operating cash outflows from operating leases (in thousands)	$4,101	$3,769

	December 31,
	2021	2020

Weighted-average remaining lease term - operating leases	7.8 years	6.3 years
Weighted-average discount rate - operating leases	6.8%	7.2%

The maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Operating leases

2022	$3,939
2023	4,057
2024	3,993
2025	4,041
2026	4,090
after 2026	12,896
Total lease payments	33,016
Less: imputed interest	7,548
Present value of lease liability	$25,468

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

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued clinical and development expenditure	$13,436	$13,081
Accrued employee expenses	11,758	11,825
Other accrued expenditure	4,388	2,126
Other	327	47
	$29,909	$27,079

Note 10 — Contingencies and commitments

Leases

Lease payments under operating leases as of December 31, 2021 and information about the Company’s lease arrangements are disclosed in Note 8.

Capital commitments

As of December 31, 2021, the Company had commitments for capital expenditure totaling $18,132,000 primarily relating to construction and related expenditure for its properties in the United Kingdom and United States, of which the Company expects to incur $17,668,000 within one year and $463,000 within one to three years.

Commitments for clinical materials, clinical trials and contract manufacturing

As of December 31, 2021, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding under the MD Anderson strategic alliance of up to $14,332,000, which the Company expects to incur within one year. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites. The Company’s subcontracted costs for clinical trials and contract manufacturing were $46,469,000, $33,744,000 and $32,788,000 for the years ended December 31, 2021, 2020, and 2019 respectively.

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

Under the terms of the agreement, the Company committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,326,000, $3,549,000 and $454,000 in the years ended December 31, 2018, 2020, and 2021, respectively. The Company is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Universal Cells Research, Collaboration and License Agreement and Co-development and Co-commercialization agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2,500,000 to Universal Cells in November 2015, a milestone payment of $3,000,000 in February 2016 and further milestone payments of $200,000 and $900,000 were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $37,600,000 are payable if certain development and product milestones are achieved of which milestones of $800,000 and $500,000 have been accrued, but not yet paid, as of December 31, 2021. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

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

Subject to the Companies Act 2006 and the provisions of all other relevant legislation, we may by ordinary resolution declare dividends out of our profits available for distribution in accordance with the respective rights of shareholders but no such dividend shall exceed the amount recommended by the directors. If, in the opinion of the directors, our profits available for distribution justify such payments, the directors may from time to time pay interim dividends to the holders of any class of shares. Subject to any special rights attaching to or terms of issue of any shares, all dividends shall be declared and paid according to the amounts paid up on the shares on which the dividend is paid. No dividend shall be payable to us in respect of any shares held by us as treasury shares (except to the extent permitted by the Companies Act 2006 and any other relevant legislation). As of December 31, 2021, Adaptimmune Therapeutics

Plc and Adaptimmune Limited have accumulated net losses and, accordingly, no profits available for distribution out of which to declare or pay dividends.

Subject to any special rights attaching to or the terms of issue of any shares, on any winding-up of the Company our surplus assets remaining after satisfaction of our liabilities will be distributed among our shareholders in proportion to their respective holdings of shares and the amounts paid up on those shares.

Effective from May 14, 2021, the Directors were generally authorized to allot new shares or to grant rights to subscribe for or to convert any security into shares in the Company up to a maximum aggregate nominal amount of £307,869.00. This authority will expire on the earlier of the conclusion of the Company’s annual general meeting in 2022 and June 30, 2022 (unless previously renewed, varied or revoked). Effective from May 14, 2021, the Directors were also empowered to allot equity securities for cash, pursuant to their general authority to allot described in this paragraph, without first offering them to existing shareholders in proportion to their existing holdings up to an aggregate maximum nominal amount of £307,869.00. This power will expire on the earlier of the conclusion of the Company’s annual general meeting in 2022 and June 30, 2022 (unless previously renewed, varied or revoked).

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

At-the-Market Offerings

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. In the year ended December 31, 2021, the Company sold 511,555 ADSs representing 3,069,330 ordinary shares resulting in net proceeds to the Company of $2,529,000 after deducting commissions payable under the Sales Agreement and issuance costs. As of December 31, 2021, $197,360,000 remained available for sale under the Sales Agreement.

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

Generally, the vesting dates for the options granted under these plans up to December 31, 2021 are 25% on the first anniversary of the grant date and 75% in monthly installments over the following three years. However, the options granted to non-executive directors under the Adaptimmune Therapeutics plc 2015 Share Option Scheme vest and become exercisable as follows:

Options granted to non-executive directors on May 11, 2015:	Immediately on grant date
Options granted to a non-executive director on June 23, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on August 11, 2016:	100% on the first anniversary of the grant date
Options granted to non-executive directors on November 28, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on July 3, 2017	100% on the first anniversary of the grant date
Options granted to non-executive directors on June 22, 2018:	100% on the first anniversary of the grant date
Options granted to a non-executive director on July 5, 2018:	25% on the first anniversary of the grant date and 75% in monthly instalments over the following two years
Options granted to non-executive directors on July 2, 2019:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2020:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2021:	100% on the first anniversary of the grant date

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

As of December 31, 2021, all the Replacement Options under the Adaptimmune Limited schemes have vested.

The contractual life of options granted under these schemes is ten years.

The following table shows the total share-based compensation expense included in the Consolidated Statements of Operations (in thousands):

	Year ended
	December 31,
	2021	2020	2019
Research and development	$9,052	$4,417	$3,812
General and administrative	11,577	5,997	7,241
	$20,629	10,414	$11,053

As of December 31, 2021, there was $18,893,000 of total unrecognized compensation cost related to stock options granted but not vested under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.9 years. The following table shows information about share options granted:

	Year ended
	December 31,
	2021	2020	2019
Number of options over ordinary shares granted	21,300,998	15,595,374	15,679,383
Weighted average fair value of ordinary shares options	$0.70	$0.59	$0.48
Number of additional options with a nominal exercise price granted	17,765,778	8,282,152	8,020,410
Weighted average fair value of options with a nominal exercise price	$0.97	$0.85	$0.86

The following table summarizes all stock option activity for the year ended December 31, 2021:

		Weighted
		average	Average	Aggregate
		exercise	remaining	intrinsic
		price per	contractual	value
	Options	option	term (years)	(thousands)
Outstanding at January 1, 2021	91,643,184	£0.55
Changes during the period:
Granted	39,066,776	£0.38
Exercised	(5,723,646)	£0.10
Expired	(4,866,762)	£0.79
Forfeited	(5,204,114)	£0.26
Outstanding at December 31, 2021	114,915,438	£0.52	7.0	£14,030
Exercisable at December 31, 2021	60,058,450	£0.66	5.5	£2,478

The following table summarizes information about stock options granted based on the market value at grant date which were outstanding as of December 31, 2021:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2021	75,525,482	£0.67
Changes during the period:
Granted	21,300,998	£0.70
Exercised	(2,659,632)	£0.21
Expired	(4,844,367)	£0.80
Forfeited	(1,935,167)	£0.71
Outstanding at December 31, 2021	87,387,314	£0.68	6.6	£1,311
Exercisable at December 31, 2021	57,005,097	£0.69	5.4	£1,068

The following table summarizes information about RSU-style options which were outstanding as of December 31, 2021:

		Average
		remaining	Aggregate
		contractual	intrinsic value
	Options	term (years)	(thousands)
Outstanding at January 1, 2021	16,117,702	8.4	10,616
Changes during the period:
Granted	17,765,778
Exercised	(3,064,014)
Expired	(22,395)
Forfeited	(3,268,947)
Outstanding at December 31, 2021	27,528,124	8.5	£12,720
Exercisable at December 31, 2021	3,053,353	6.9	£1,411

There were 5,723,646, 11,401,390 and 3,549,298 share options exercised in the years ended December 31, 2021, 2020 and 2019 respectively. In the years ended December 31, 2021, 2020 and 2019 the total intrinsic value of stock options exercised was $4,321,000, $8,195,000 and $1,977,000, respectively and the cash received from exercise of stock options was $759,000, $5,663,000 and $366,000 respectively. The Company recognizes tax benefits arising on the exercise of stock options regardless of whether the benefit reduces current taxes. The tax benefit arising on the exercise of stock options was $862,000, $1,265,000 and $1,488,000 for the years ended December 31, 2021, 2020 and 2019 respectively. The Company satisfies the exercise of stock options through newly issued shares.

Outstanding				Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Total share	remaining	average	Total share	average
Exercise price	options	contractual life	exercise price	options	exercise price
£0	27,528,124	8.5	£0.00	3,053,353	£0.00
0.01 - 0.25	1,268,588	5.4	0.17	936,227	0.16
0.26 - 0.50	15,420,385	4.7	0.41	13,549,821	0.42
0.51 - 0.75	38,895,120	7.0	0.60	25,612,282	0.62
0.76 - 1.00	26,156,996	7.1	0.84	12,060,873	0.93
1.01 - 1.50	4,255,224	7.4	1.24	3,478,553	1.26
1.51 - 2.00	1,391,001	5.7	1.70	1,367,341	1.70
Total	114,915,438	7.0	£0.52	60,058,450	£0.66

The fair value of the stock options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Expected term	5 years	5 years	5 years
Expected volatility	98-100%	90-99%	69-73%
Risk free rate	0.00-0.61%	0.00-0.42%	0.22-0.90%
Expected dividend yield	0%	0%	0%

The expected term of the option is based on management judgment. The life of the options depends on the option expiration date, volatility of the underlying shares and vesting features. We do not have sufficient history to determine the expected life based on internal data and therefore the estimate is based on empirical data. Management uses historical data to determine the volatility of the Company’s share price. The risk-free rate is based on the Bank of England’s estimates of the gilt yield curve as of the respective grant dates.

Note 13 — Income taxes

Loss before income tax expense is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
U.S.	$1,625	$(1,359)	$(494)
U.K.	(158,924)	(128,571)	(136,429)
Loss before income tax expense	$(157,299)	$(129,930)	$(136,923)

The components of income tax expense are as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
United States:
Federal	$791	$162	$242
State and local	—	—	—
U.K.	—	—	—
Total current tax expense	791	162	242

United States:
Federal	—	—	—
State and local	—	—	—
U.K.	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$791	$162	$242

As of December 31, 2021 and 2020 the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2021	2020
Deferred tax liabilities
Property, plant and equipment:	$(922)	$(796)
Operating lease right-of-use assets	(1,757)	(2,009)
Other	(238)	(156)
Total	(2,917)	(2,961)

Deferred tax assets
Share-based compensation expense	15,584	9,292
Intangibles	2,401	1,745
Operating lease liabilities	2,143	2,343
Net operating loss and expenditure credit carryforwards	114,972	71,742
Other	260	237
Total	135,360	85,359
Valuation allowance	(132,443)	(82,398)
	2,917	2,961
Net deferred tax asset/(liability)	$—	$—

The valuation allowance is primarily related to deferred tax assets for operating loss and tax credit carry-forwards and temporary differences relating to share-based compensation expense. Deferred tax assets have been recognized without a valuation allowance to the extent supported by reversing taxable temporary differences. A valuation allowance has been provided over the remaining deferred tax assets, which management considered are not more likely than not of being realized after weighing all available positive and negative evidence including cumulative losses in recent years and projections of future taxable losses.

The movements in the deferred tax asset valuation allowance for the year ended December 31, 2021 and 2020 are as follows (thousands):

	2021	2020
Valuation allowance at January 1,	$82,398	$59,172
Increase in valuation allowance through net loss	50,046	23,025
Increase/(decrease) in valuation allowance through other comprehensive loss	1,512	(2,696)
Foreign exchange translation adjustments	(1,513)	2,897
	$132,443	$82,398

The net change in valuation allowance of $50,045,000 for the year ended December 31, 2021 includes an increase of $50,046,000 which was recognized in net loss, and an increase of $1,512,000 which was recognized in Other comprehensive loss.

Reconciliation of the U.K. statutory income tax rate to the Company's effective tax rate is as follows (in percentages):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
U.K. tax rate	19.0%	19.0%	19.0%
Tax-exempt reimbursable tax credits included within pretax Research and development expense	4.1%	2.8%	2.8%
Surrender of R&D expenditures for R&D tax credit refund	(10.3)%	(8.4)%	(7.7)%
Expenses not deductible	(0.2)%	(1.4)%	—%
Permanent differences for unrealized foreign exchange on intercompany loans of a long-term investment nature	—%	—%	(1.5)%
Change in valuation allowances	(31.8)%	(17.8)%	(12.4)%
Change in tax rates	18.1%	4.1%	—%
Difference in tax rates	—%	—%	(1.2)%
R&D tax credits generated	2.0%	1.8%	1.5%
Other	(1.4)%	(0.1)%	(0.7)%
Effective income tax rate	(0.5)%	(0.0)%	(0.2)%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom. The U.K. corporate tax rate for the years ended December 31, 2021, 2020 and 2019 was 19% in each year. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate tax rate was 21% for the years ended December 31, 2021, 2020 and 2019, respectively.

The United Kingdom’s Finance Act 2021, which was enacted on June 10, 2021, maintained the corporation tax rate at 19% up until the year commencing April 1, 2023, at which point the rate will rise to 25%. As of December 31, 2021, the Company used a 25% and 21% tax rate in respect of the measurement of deferred taxes arising in the U.K. and the U.S., respectively, which reflects the currently enacted tax rates and the anticipated timing of the unwinding of the deferred tax balances. In respect of the measurement of deferred taxes arising in the U.K, the increase in the tax rate to be adopted by the Company from 19% in the year ended December 31, 2020 to 25% in the year ended December 31, 2023 has increased the net deferred tax asset and corresponding valuation allowance by $28,420,000. The effect of the change in tax rates on the Consolidated statement of operations is $nil, after consideration of the change in valuation allowance.

As of December 31, 2021, we do not have unremitted earnings in our U.S. subsidiary.

As of December 31, 2021, we had U.K. net operating losses of approximately $423,572,000, expenditure credit carryforwards of $762,000 and U.S. tax credit carryforwards of $8,316,000. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits; however, this is restricted to an annual £5,000,000 allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. U.K. tax credit carryforwards can be carried forward indefinitely to be offset against future tax liabilities of the company. U.S. tax credit carryforwards can be carried forward for 20 years to be offset against future tax liabilities, subject to a minimum tax payment of 25% of the tax charge. The tax credit carryforwards expire between 2036 and 2041.

Our tax returns are under routine examination in the U.K. and U.S. tax jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. The Company is no longer subject to examinations by tax authorities for the tax years 2014 and prior in the United Kingdom. However, U.K. net operating losses from the tax years 2014 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our U.K. income tax returns have been accepted by Her Majesty’s Revenue and Customs through the period ended December 31, 2016. The Company is subject to examinations by taxing authorities in the United States for all tax years 2014 through 2021. Our U.S. federal income tax return for the year ended June 30, 2014 and December 31, 2016 were audited by the U.S. Internal Revenue Service and resulted in no changes. We are also subject to audits by U.S. state taxing authorities where we have operations.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of uncertainties in the tax law. As of December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits.

Note 14 — Geographic information

Operations by geographic area

Revenue represents recognized income from the Astellas Collaboration Agreement, the GNE Collaboration and License Agreement and the GSK Collaboration and License Agreement. All revenue was derived in the United Kingdom.

Long-lived assets (excluding intangibles, deferred tax and financial instruments) were located as follows (in thousands):

	December 31,	December 31,
	2021	2020
U.K.	$29,701	$24,329
U.S.	21,668	22,239
Total long-lived assets(1)	$51,369	$46,568

Major customers:

During the year ended December 31, 2021, 63% and 36% of the Company’s revenues were generated from Astellas and GSK, respectively.