Form 10-Q
period 2022-03-31
Adaptimmune Therapeutics PLC
filed 2022-05-09
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 971,191,902.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors of this Quarterly Report and under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$89,539	$149,948
Marketable securities - available-for-sale debt securities	214,679	219,632
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	1,826	752
Other current assets and prepaid expenses	53,417	45,126
Total current assets	359,461	415,458

Restricted cash	1,716	1,718
Operating lease right-of-use assets, net of accumulated amortization	21,145	20,875
Property, plant and equipment, net of accumulated depreciation of $36,671 and $36,253	36,689	30,494
Intangible assets, net of accumulated amortization of $4,209 and $4,051	788	1,000
Total assets	$419,799	$469,545

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,017	$8,113
Operating lease liabilities, current	2,735	2,320
Accrued expenses and other current liabilities	31,627	29,909
Deferred revenue, current	24,772	22,199
Total current liabilities	66,151	62,541

Operating lease liabilities, non-current	23,220	23,148
Deferred revenue, non-current	166,613	177,223
Other liabilities, non-current	670	673
Total liabilities	256,654	263,585

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,240,853,520 authorized and 940,866,006 issued and outstanding (2021: 1,240,853,520 authorized and 937,547,934 issued and outstanding)	1,342	1,337
Additional paid in capital	965,227	959,611
Accumulated other comprehensive loss	(9,313)	(11,142)
Accumulated deficit	(794,111)	(743,846)
Total stockholders' equity	163,145	205,960

Total liabilities and stockholders’ equity	$419,799	$469,545

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2022	2021
Revenue	$3,575	$434
Operating expenses
Research and development	(36,752)	(24,506)
General and administrative	(16,804)	(13,817)
Total operating expenses	(53,556)	(38,323)
Operating loss	(49,981)	(37,889)
Interest income	338	425
Other income (expense), net	12	(1)
Loss before income tax expense	(49,631)	(37,465)
Income tax expense	(634)	(298)
Net loss attributable to ordinary shareholders	$(50,265)	$(37,763)

Net loss per ordinary share
Basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	940,029,247	931,088,810

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended
	March 31,
	2022	2021
Net loss	$(50,265)	$(37,763)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	16,792	(3,001)
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, and $0	(13,808)	3,048
Unrealized holding losses on available-for-sale debt securities, net of tax of $0, and $0	(1,155)	(223)
Total comprehensive loss for the period	$(48,436)	$(37,939)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	loss	deficit	equity
Balance as of 1 January 2022	937,547,934	$1,337	$959,611	$(11,142)	$(743,846)	$205,960

Net loss	—	—	—	—	(50,265)	(50,265)
Other comprehensive loss	—	—	—	1,829	—	1,829
Issuance of shares upon exercise of stock options	3,318,072	5	30	—	—	35
Share-based compensation expense	—	—	5,586	—	—	5,586
Balance as of March 31, 2022	940,866,006	$1,342	$965,227	$(9,313)	$(794,111)	$163,145

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

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(50,265)	$(37,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,386	1,436
Amortization	209	—
Share-based compensation expense	5,586	5,334
Unrealized foreign exchange (gains)/losses	(244)	1,249
Amortization on available-for-sale debt securities	999	1,499
Other	220	1,299
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(10,759)	(11,155)
Increase/ (decrease) in payables and other current liabilities	964	(8,601)
(Decrease)/ increase in deferred revenue	(2,497)	162
Net cash used in operating activities	(54,401)	(46,540)

Cash flows from investing activities
Acquisition of property, plant and equipment	(7,114)	(1,152)
Acquisition of intangible assets	—	(133)
Maturity or redemption of marketable securities	44,536	84,646
Investment in marketable securities	(42,197)	(61,599)
Net cash (used in)/ provided by investing activities	(4,775)	21,762

Cash flows from financing activities
Proceeds from exercise of stock options	35	534
Net cash provided by financing activities	35	534

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(1,270)	(204)
Net decrease in cash, cash equivalents and restricted cash	(60,411)	(24,448)
Cash, cash equivalents and restricted cash at start of period	151,666	61,484
Cash, cash equivalents and restricted cash at end of period	$91,255	$37,036

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $794,111,000 as of March 31, 2022.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022 (the “Annual Report”). The balance sheet as of December 31, 2021 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(b)          Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are made in various areas, including in relation to valuation allowances relating to deferred tax assets, revenue recognition, and estimation of the incremental borrowing rate for operating leases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $89,539,000, marketable securities of $214,679,000 and restricted cash of $1,716,000 as of March 31, 2022. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company has three customers, which are Genentech, Astellas and GSK. There were accounts receivable of $1,826,000 as of March 31, 2022 and $752,000 as of December 31, 2021. The Company has been transacting with Genentech since 2021, Astellas since 2020 and GSK since 2014, during which time no impairment losses have been recognized. As of March 31, 2022, there were no overdue accounts receivable.

(e) New accounting pronouncements

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

Note 3 — Revenue

The Company has three revenue-generating contracts with customers compared to two in the three months ended March 31, 2021: a collaboration and license agreement with GSK, a collaboration agreement with Astellas and a strategic collaboration and license agreement with Genentech.

Revenue comprises the following categories (in thousands):

	Three months ended
	March 31,
	2022	2021

Development revenue	$3,575	$434
	$3,575	$434

As of December 31, 2021, there was deferred revenue of $199,422,000 of which $2,790,000 was recognized as revenue in the three months ended March 31, 2022.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of March 31, 2022 was $386,381,000.

The Genentech Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Genentech agreement as of March 31, 2022 was $306,227,000. Of this amount $188,941,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $97,758,000 is allocated to the research services and rights granted for the personalized therapies, $13,182,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $5,077,000 is allocated to the material right for the first option to extend the research term and $1,269,000 is allocated to the material right for the option to extend the research term a second time.

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

The Astellas Collaboration Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Astellas agreement as of March 31, 2022 was $72,940,000, of which $14,603,000 is allocated to the rights granted for each of the two independent Astellas targets, $17,455,000 is allocated to research services and rights granted under the co-exclusive license for the first co-development target, $19,230,000 is allocated to research services and rights granted under the co-exclusive license for the second co-development target and $7,050,000 is allocated to research services and rights under the co-exclusive license for the third co-development targets. The Company expects to satisfy the performance obligations relating to the three co-development targets as development progresses and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company has determined that the performance obligations relating to the two independent Astellas targets would be recognized at a point-in-time, upon commencement of the licenses in the event of nomination of the target, since they are right-to-use licenses.

The GSK Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the GSK agreement as of March 31, 2022 was $7,214,000. The Company satisfies the performance obligations relating to the development of each target over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.

Future research, development, regulatory and sales milestones under each of the agreements are not considered probable as of March 31, 2022 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period under the Astellas agreement is variable consideration and included in the transaction price as of March 31, 2022 to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Note 4 — Loss per share

The dilutive effect of 150,064,226 and 113,556,283 stock options outstanding as of March 31, 2022 and 2021 respectively have been excluded from the diluted loss per share calculation for the three months ended March 31, 2022 and 2021 because they would have an antidilutive effect on the loss per share for the period.

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

The following tables show the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2022	$(10,785)	$(357)	$(11,142)
Foreign currency translation adjustments	16,792	—	16,792
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(13,808)	—	(13,808)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(1,155)	(1,155)
Balance at March 31, 2022	$(7,801)	$(1,512)	$(9,313)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2021	$(10,158)	$110	$(10,048)
Foreign currency translation adjustments	(3,001)	—	(3,001)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	3,048	—	3,048
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(223)	(223)
Balance at March 31, 2021	$(10,111)	$(113)	$(10,224)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2022 are as follows (in thousands):

		Fair value measurements using
	March 31,	Level 1	Level 2	Level 3
	2022
Assets:
Corporate debt securities	$167,645	$167,645	$—	$—
U.S. Treasury securities	42,144	—	42,144	—
Agency bonds	4,890	—	4,890	—
	$214,679	$167,645	$47,034	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of March 31, 2022, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$49,028	$26	$(10)	$49,044
Corporate debt securities	3 months to 1 year	78,123	—	(623)	77,500
U.S. Treasury securities	3 months to 1 year	42,192	—	(48)	42,144
Agency bonds	1 year to 2 years	5,000	—	(110)	4,890
Corporate debt securities	1 year to 2 years	41,848	—	(747)	41,101
		$216,191	$26	$(1,538)	$214,679

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of March 31, 2022 and 31 December, 2021 are as follows:

	March 31, 2022			December 31, 2021
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for 12 months or longer:
Corporate debt securities	$29,672	5	$(275)	$8,232	1	(35)

Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$112,253	24	$(1,105)	$163,258	34	$(348)
U.S. Treasury securities	42,144	9	(48)	—	—	—
Agency bond	4,890	1	(110)	4,993	1	(7)
	$188,959	39	$(1,538)	$176,483	36	$(390)

As of March 31, 2022, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. Five securities have been in an unrealized loss position for more than one year with a net total unrealized loss of $275,000. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, believes that it has the ability to hold the debt securities to maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Corporate tax receivable	$37,893	$30,773
Prepayments	10,077	9,043
Clinical materials	175	746
VAT receivable	3,169	2,482
Other current assets	2,103	2,082
	$53,417	$45,126

Note 9 — Operating leases

The Company has operating leases in relation to property for office and research facilities.

On March 30, 2022, the Company entered into an agreement to modify the lease of 39 Innovation Drive, Milton Park, Abingdon, Oxfordshire, UK at a later date. However, for purposes of ASC 842 Leases, the Company determined that the effective date of the modification is March 30, 2022. The effect of the modification was a partial reduction of the scope of the lease and an increase in contractual lease payments relating to a non-lease component. The modification did not result in the identification of a separate contract but did result in the identification of a non-lease component relating to a leasehold improvement.

Upon modification, the lease liability has been remeasured using the current estimate of the Company’s incremental borrowing rate. The remeasurement of the lease liability also resulted in variable lease payments not previously included in the amount of the lease liability becoming included in the amount of the lease payments as at the date of the modification. The amount of the remeasurement of the lease liability due to the inclusion of variable lease payments that depend on an index or rate has been recognized as an adjustment to the corresponding right-of-use asset. The effect of the modification was to increase the lease liability and the corresponding right-of-use asset by $75,000.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate as at March 31, 2022 and 2021:

	March 31,
	2022	2021

Weighted-average remaining lease term - operating leases	7.6 years	8.0 years
Weighted-average discount rate - operating leases	6.8%	6.8%

The maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

Operating leases

2022	$3,119
2023	4,178
2024	4,124
2025	4,172
2026	4,226
after 2026	13,580
Total lease payments	33,399
Less: imputed interest	(7,444)
Present value of lease liability	$25,955

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued clinical and development expenditure	$18,841	$13,436
Accrued employee expenses	5,961	11,758
Other accrued expenditure	5,945	4,388
Other	880	327
	$31,627	$29,909

Note 11 — Contingencies and commitments

Alpine Collaboration Agreement

On May 14, 2019, the Company entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine. The Company paid an upfront exclusive license option fee of $2,000,000 to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288,000,000 may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2,000,000 and the payments for ongoing research was recognized within Research and development in the Consolidated Statement of Operations for the year ended December 31, 2019. A further payment of $1,000,000 was recognized within Research and development in the Consolidated Statement of Operations for the three months ended March 31, 2022. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

Universal Cells Research, Collaboration and License Agreement and Co-development and Co-commercialization agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2,500,000 to Universal Cells in November 2015, a milestone payment of $3,000,000 in February 2016 and further milestone payments of $200,000 and $900,000 were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $37,600,000 are payable if certain development and product milestones are achieved of which milestones of $800,000, $500,000 and $2,000,000 have been accrued, but not yet paid, as of March 31, 2022. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

Note 12 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development	$2,523	$2,375
General and administrative	3,063	2,959
	$5,586	$5,334

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended
	March 31,
	2022	2021
Number of options over ordinary shares granted	22,876,464	14,803,056
Weighted average fair value of ordinary shares options	$0.43	$0.75
Number of additional options with a nominal exercise price granted	17,688,432	12,663,792
Weighted average fair value of options with a nominal exercise price	$0.59	$1.03

Note 13 — Stockholders’ equity

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. As of March 31, 2022, $197,360,000 remained available for sale under the Sales Agreement. On April 8, 2022 the Company entered into a new sales agreement pursuant to which it may sell up to $200 million of ADSs as described in Note 14 below.

Note 14 — Subsequent Events

On April 8, 2022 the Company entered into a sales agreement with Cowen (the “2022 Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In April 2022, the Company sold 5,000,000 ADSs representing 30,000,000 ordinary shares resulting in gross proceeds to the Company of $8,750,000 prior to deducting commissions payable under the 2022 Sales Agreement and issuance costs. As of May 9, 2022, $191,250,000 remained available for sale under the 2022 Sales Agreement.

On May 4, 2022 the Company announced that it had appointed Dr. Joanna Brewer as its Chief Scientific Officer with immediate effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021, included in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

We have multiple clinical trials ongoing:

●	SPEARHEAD-1 Phase 2 Trial with afamitresgene autoleucel (“afami-cel”): A registration directed Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and Cohort 2 is currently recruiting. Initial data from Cohort 1 of this trial was presented at the American Society of Clinical Oncology (ASCO) on June 4, 2021. Data from cohort 1 of this trial is intended to support the filing of a Biologics License Application (BLA) in 2022 and, upon approval from the U.S. Food and Drug Administration (“FDA”), the Company plans to commercially launch afami-cel. Pooled data from the prior Phase 1 clinical trial and cohort 1 of this Phase 2 trial will be presented at ASCO in June 2022.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cells, ADP-A2M4CD8, focusing on treatment of patients with lung, gastroesophageal, head and neck, ovarian and bladder cancers in which the MAGE-A4 antigen is expressed. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as afami-cel, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase helper cell response and SPEAR T-cell potency. Data from the SURPASS trial was presented at the European Society for Medical Oncology (ESMO) meeting in September 2021.

●	SURPASS-2 Phase 2 Trial with ADP-A2M4CD8: A Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric junction (“EGJ”) cancers is currently recruiting.

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8: Based on the initial responses seen in the SURPASS Phase 1 trial in patients with ovarian cancer, including a complete response which remained ongoing at the time of the data cut-off on August 2, 2021, we are planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in ovarian cancer in 2022.

●	ADP-A2AFP Phase 1 Trial: We continue treating patients in our Phase 1 trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) specific therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). Screening has now ceased in this trial.

●	SPEARHEAD-2 Phase 2 Trial with afami-cel: Adaptimmune is in the process of evaluating its strategy for the use of checkpoint inhibitors in combination with its cell therapies, including the evaluation of ADP-A2M4CD8 with a checkpoint inhibitor, and as a result we have decided to cease enrolment in the Spearhead-2 trial.

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

The GSK Collaboration and License Agreement consists of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement in 2019, and the Company received $3.2 million following the nomination of the target. The Company received a milestone payment of $4.2 million in 2021 following achievement of a development milestone. These amounts are being recognized as revenue as development progresses.

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

The parties will collaborate to perform a research program, initially during an eight-year period (which may be extended for up to two additional two-year terms at Genentech’s election upon payment of an extension fee for each two-year term), to develop the cell therapies, following which Genentech will determine whether to further develop and commercialize such therapies. The Company received an upfront payment of $150 million in October 2021. The Company began recognizing revenue for the performance obligations relating to the initial “off-the-shelf” collaboration targets and the personalized therapies in 2021; however, this did not have a material impact on the consolidated financial statements.

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 13% of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.5% of qualifying expenditure for the three months ended March 31, 2022.

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

A change in the outcome of any of these variables may significantly change the costs and timing associated with the development of that cell therapy. For example, if the FDA, or another regulatory authority, requires us to conduct clinical trials beyond those that we currently anticipate will be required for regulatory approval, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021, together with the changes to those items (in thousands):

	Three months ended
	March 31,
	2022	2021	Increase/decrease
Revenue	$3,575	$434	$3,141	724%
Research and development expenses	(36,752)	(24,506)	(12,246)	50%
General and administrative expenses	(16,804)	(13,817)	(2,987)	22%
Total operating expenses	(53,556)	(38,323)	(15,233)	40%
Operating loss	(49,981)	(37,889)	(12,092)	32%
Interest income	338	425	(87)	(20)%
Other income (expense), net	12	(1)	13	(1,300)%
Loss before income taxes	(49,631)	(37,465)	(12,166)	32%
Income taxes	(634)	(298)	(336)	113%
Loss for the period	$(50,265)	$(37,763)	$(12,502)	33%

Revenue

Revenue increased by $3.1 million to $3.6 million in the three months ended March 31, 2022 compared to $0.4 million for the three months ended March 31, 2021 due to an increase in development activities under our collaboration agreements.

Research and Development Expenses

Research and development expenses increased by 50% to $36.8 million for the three months ended March 31, 2022 from $24.5 million for the three months ended March 31, 2021.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	March 31,
	2022	2021	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$23,038	$19,202	$3,836	20%
Subcontracted expenditure	14,550	10,832	3,718	34%
Manufacturing facility expenditure	2,953	2,445	508	21%
Share-based compensation expense	2,523	2,375	148	6%
In-process research and development costs	1,845	151	1,694	1,122%
Reimbursements receivable for research and development tax and expenditure credits	(8,157)	(10,499)	2,342	(22)%
	$36,752	$24,506	$12,246	50%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $12.2 million for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the following:

●	an increase of $3.8 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development;
●	an increase of $1.7 million in in-process research and development costs due to additional accruals for milestone payments to Universal Cells;
●	an increase of $3.7 million in subcontracted expenditure due to the upfront Alpine payment and an increase in manufacturing expenses; and
●	a decrease of $2.3 million in reimbursements receivable for research and development tax and expenditure credits due an increase in qualifying costs identified in the same period in 2021 that was not repeated in 2022.

Our subcontracted costs for the three months ended March 31, 2022 were $14.6 million, compared to $10.8 million in the same period of 2021. This includes $9.8 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $4.8 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 22% to $16.8 million for the three months ended March 31, 2022 from $13.8 million in the same period in 2021. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	March 31,
	2022	2021	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$8,767	$6,965	$1,802	26%
Other corporate costs	4,974	3,892	1,082	28%
Share-based compensation expense	3,063	2,960	103	3%
	$16,804	$13,817	$2,987	22%

The net increase in our general and administrative expenses of $3.0 million for the three months ended March 31, 2022 compared to the same period in 2021 was largely due to:

●	an increase of $1.8 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the three months ended March 31, 2022 compared to the same period in 2021; and
●	an increase of $1.1 million in other corporate costs due to an increase in accounting, legal and professional fees.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge of $634,000 for the three months ended March 31, 2022 from a charge of $298,000 for the three months ended March 31, 2021. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to March 31, 2022, we have raised:

●	$857.2 million, net of issuance costs, through the issuance of shares;
●	$359.7 million through collaborative arrangements with Genentech, GSK and Astellas; and
●	$82.1 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of March 31, 2022, we had cash and cash equivalents of $89.5 million and Total Liquidity of $304.2 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund the Company’s current operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2024. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands).

	Three months ended
	March 31,
	2022	2021
Net cash used in operating activities	$(54,401)	$(46,540)
Net cash (used in)/ provided by investing activities	(4,775)	21,762
Net cash provided by financing activities	35	534
Cash, cash equivalents and restricted cash	91,255	37,036

Operating Activities

Net cash used in operating activities was $54.4 million for the three months ended March 31, 2022 compared to $46.5 million for the three months ended March 31, 2021. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the three months ended March 31, 2022 increased due to an increase in operating expenditure.

Net cash used in operating activities of $54.4 million for the three months ended March 31, 2022 comprised a net loss of $50.3 million and a net cash outflow of $12.3 million from changes in operating assets and liabilities, offset by non-cash items of $8.2 million. The changes in operating assets and liabilities include the impact of a $8.2 million increase in reimbursements receivable for research and development tax credits. The non-cash items consisted primarily of depreciation expense on plant and equipment of $1.4 million, share-based compensation expense of $5.6 million, unrealized foreign exchange gains of $0.2 million, amortization on available-for-sale debt securities of $1.0 million and other items of $0.4 million.

Investing Activities

Net cash used in investing activities was $4.8 million for the three months ended March 31, 2022 compared to net cash provided by investing activities of $21.8 million for the three months ended March 31, 2021. The net cash (used in) provided by investing activities for the respective periods consisted primarily of:

●	purchases of property and equipment of $7.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively;
●	cash outflows from investment in marketable securities of $42.2 million and $61.6 million for the three months ended March 31, 2022 and 2021, respectively, and cash inflows from maturity or redemption of marketable securities of $44.5 million and $84.6 million for the three months ended March 31, 2022 and 2021, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the three months ended March 31, 2022, the investments in marketable securities were reduced to fund the Company’s ongoing operations. In the three months ended March 31, 2021, the investments in marketable securities were reduced to fund the Company’s ongoing operations.

Financing Activities

Net cash provided by financing activities was $0.0 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The net cash provided by financing activities in the three months ended March 31, 2022 and March 31, 2021 consisted of proceeds from share option exercises.

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

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$89,539	$149,948
Marketable securities - available-for-sale debt securities	214,679	219,632
Total Liquidity	$304,218	$369,580

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2022. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2022.

Based on such evaluation and as previously described in our Annual Report on Form 10-K for the year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that there was a control deficiency in our internal control over financial reporting which constituted a material weakness. The material weakness was identified as part of the audit of our financial statements for the fiscal year ended December 31, 2021 and has not been remediated. The material weakness resulted in a material misstatement in deferred income taxes that was corrected prior to the issuance of the financial statements. Due to this material weakness, our disclosure controls and procedures were not effective as of March 31, 2022 to assure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is properly disclosed. Further discussion on this material weakness including the steps we are taking to remedy such weakness has been previously provided in our discussion of internal control over financial reporting in our Annual Report filed on Form 10-K for 2021.

Changes in Internal Control over Financial Reporting

Save for the ongoing remediation activities related to the material weakness, no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under Exchange Act) occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2022, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and the disclosures set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended March 31, 2022, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

10.1*

Employment Agreement dated as of May 4, 2022 by and between Adaptimmune Limited and Joanna Brewer (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 4, 2022) (File No. 001-37368).

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three months ended March 31, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101)

*      Previously filed.

**    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: May 9, 2022	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: May 9, 2022	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer