Form 10-Q
period 2022-06-30
Adaptimmune Therapeutics PLC
filed 2022-08-04
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 980,222,862.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$97,811	$149,948
Marketable securities - available-for-sale debt securities	160,278	219,632
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	2,382	752
Other current assets and prepaid expenses	60,694	45,126
Total current assets	321,165	415,458

Restricted cash	1,713	1,718
Operating lease right-of-use assets, net of accumulated amortization	19,380	20,875
Property, plant and equipment, net of accumulated depreciation of $36,073 and $36,253	45,400	30,494
Intangible assets, net of accumulated amortization of $4,287 and $4,051	612	1,000
Total assets	$388,270	$469,545

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,991	$8,113
Operating lease liabilities, current	2,557	2,320
Accrued expenses and other current liabilities	32,616	29,909
Deferred revenue, current	22,468	22,199
Total current liabilities	73,632	62,541

Operating lease liabilities, non-current	21,635	23,148
Deferred revenue, non-current	150,437	177,223
Other liabilities, non-current	649	673
Total liabilities	246,353	263,585

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,282,773,750 authorized and 976,759,524 issued and outstanding (2021: 1,240,853,520 authorized and 937,547,934 issued and outstanding)	1,387	1,337
Additional paid in capital	980,204	959,611
Accumulated other comprehensive loss	(1,043)	(11,142)
Accumulated deficit	(838,631)	(743,846)
Total stockholders' equity	141,917	205,960

Total liabilities and stockholders’ equity	$388,270	$469,545

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$5,538	$3,095	$9,113	$3,529
Operating expenses
Research and development	(34,740)	(28,868)	(71,492)	(53,374)
General and administrative	(14,550)	(13,539)	(31,354)	(27,356)
Total operating expenses	(49,290)	(42,407)	(102,846)	(80,730)
Operating loss	(43,752)	(39,312)	(93,733)	(77,201)
Interest income	357	266	695	691
Other (expense) income, net	(655)	54	(643)	53
Loss before income tax expense	(44,050)	(38,992)	(93,681)	(76,457)
Income tax expense	(470)	(76)	(1,104)	(374)
Net loss attributable to ordinary shareholders	$(44,520)	$(39,068)	$(94,785)	$(76,831)

Net loss per ordinary share
Basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	962,794,072	934,228,095	951,474,546	932,667,125

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(44,520)	$(39,068)	$(94,785)	$(76,831)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	47,694	(4,177)	64,486	(7,178)
Foreign currency (losses) gains on intercompany loan of a long-term investment nature, net of tax of $0, and $0	(39,108)	3,911	(52,916)	6,959
Unrealized holding losses on available-for-sale debt securities, net of tax of $0, and $0	(316)	105	(1,471)	(118)
Total comprehensive loss for the period	$(36,250)	$(39,229)	$(84,686)	$(77,168)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	loss	deficit	equity
Balance as of January 1, 2022	937,547,934	$1,337	$959,611	$(11,142)	$(743,846)	$205,960

Net loss	—	—	—	—	(50,265)	(50,265)
Other comprehensive gain	—	—	—	1,829	—	1,829
Issuance of shares upon exercise of stock options	3,318,072	5	30	—	—	35
Share-based compensation expense	—	—	5,586	—	—	5,586
Balance as of March 31, 2022	940,866,006	$1,342	$965,227	$(9,313)	$(794,111)	$163,145
Net loss	—	—	—	—	(44,520)	(44,520)
Other comprehensive gain	—	—	—	8,270	—	8,270
Issuance of shares upon exercise of stock options	759,336	1	—	—	—	1
Issue of shares under At The Market sales agreement, net of commision and expenses	35,134,182	44	9,932	—	—	9,976
Share-based compensation expense	—	—	5,045	—	—	5,045
Balance as of June 30, 2022	976,759,524	$1,387	$980,204	$(1,043)	$(838,631)	$141,917

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders’
	stock	stock	capital	(loss) income	deficit	equity
Balance as of January 1, 2021	928,754,958	$1,325	$935,706	$(10,048)	$(585,756)	$341,227

Net loss	—	—	—	—	(37,763)	(37,763)
Other comprehensive loss	—	—	—	(176)	—	(176)
Issuance of shares upon exercise of stock options	4,062,210	6	529	—	—	535
Share-based compensation expense	—	—	5,334	—	—	5,334
Balance as of March 31, 2021	932,817,168	$1,331	$941,569	$(10,224)	$(623,519)	$309,157
Net loss	—	—	—	—	(39,068)	(39,068)
Other comprehensive loss	—	—	—	(161)	—	(161)
Issuance of shares upon exercise of stock options	350,628	1	42	—	—	43
Issuance of shares under At The Market sales agreement, net of commission and expenses	3,069,330	4	2,515	—	—	2,519
Share-based compensation expense	—	—	5,449	—	—	5,449
Balance as of June 30, 2021	936,237,126	$1,336	$949,575	$(10,385)	$(662,587)	$277,939

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(94,785)	$(76,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,728	2,879
Amortization	419	—
Share-based compensation expense	10,631	10,783
Unrealized foreign exchange gains	(108)	(267)
Amortization on available-for-sale debt securities	1,636	2,884
Other	585	1,401
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(22,898)	(21,457)
Increase in payables and other current liabilities	12,898	663
(Decrease)/ increase in deferred revenue	(6,758)	1,946
Net cash used in operating activities	(95,652)	(77,999)

Cash flows from investing activities
Acquisition of property, plant and equipment	(16,074)	(2,924)
Acquisition of intangible assets	—	(143)
Maturity or redemption of marketable securities	97,605	154,465
Investment in marketable securities	(42,197)	(81,958)
Net cash provided by investing activities	39,334	69,440

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	9,976	2,519
Proceeds from exercise of stock options	36	578
Net cash provided by financing activities	10,012	3,097

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(5,836)	(937)
Net decrease in cash, cash equivalents and restricted cash	(52,142)	(6,399)
Cash, cash equivalents and restricted cash at start of period	151,666	61,484
Cash, cash equivalents and restricted cash at end of period	$99,524	$55,085

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $838,631,000 as of June 30, 2022.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $97,811,000, marketable securities of $160,278,000 and restricted cash of $1,713,000 as of June 30, 2022. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company has three customers, which are Genentech, Astellas and GSK. There were accounts receivable of $2,382,000 as of June 30, 2022 and $752,000 as of December 31, 2021. The Company has been transacting with Genentech since 2021, Astellas since 2020 and GSK since 2014, during which time no impairment losses have been recognized. As of June 30, 2022, there were no overdue accounts receivable.

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

Note 3 — Revenue

The Company had three revenue-generating contracts with customers in the three and six months ended June 30, 2022 compared to two in the three and six months ended June 30, 2021. These are a collaboration and license agreement with GSK, a collaboration agreement with Astellas and a strategic collaboration and license agreement with Genentech.

Revenue comprises the following categories (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Development revenue	$5,538	$3,095	$9,113	$3,529
	$5,538	$3,095	$9,113	$3,529

Deferred income decreased by $26,517,000 from $199,422,000 at December 31, 2021 to $172,905,000 at June 30, 2022 primarily due to a $20,234,000 decrease caused by the change in the exchange rate between pounds sterling and the U.S. dollar from £1.00 to $1.35 at December 31, 2021 to £1.00 to $1.21 at June 30, 2022.

As of December 31, 2021, there was deferred revenue of $199,422,000 of which $7,342,000 was recognized as revenue in the six months ended June 30, 2022, which was the primary cause of the remaining movement in deferred income in the period.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of June 30, 2022 was $348,414,000.

The Genentech Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Genentech agreement as of June 30, 2022 was $291,307,000. Of this amount $179,711,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $92,751,000 is allocated to the research services and rights granted for the personalized therapies, $12,720,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $4,900,000 is allocated to the material right for the first option to extend the research term and $1,225,000 is allocated to the material right for the option to extend the research term a second time.

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

The Astellas Collaboration Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Astellas agreement as of June 30, 2022 was $55,881,000, of which $13,502,000 is allocated to the rights granted for each of the two independent Astellas targets, $8,159,000 is allocated to research services and rights granted under the co-exclusive license for the first co-development target, $14,200,000 is allocated to research services and rights granted under the co-exclusive license for the second co-development target and $6,518,000 is allocated to research services and rights under the co-exclusive license for the third co-development targets. The Company expects to satisfy the performance obligations relating to the three co-development targets as development progresses and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company has determined that the performance obligations relating to the two independent Astellas targets would be recognized at a point-in-time, upon commencement of the licenses in the event of nomination of the target, since they are right-to-use licenses.

The GSK Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the GSK agreement as of June 30, 2022 was $1,226,000. The Company satisfies the performance obligations relating to the development of each target over time and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs.

Future research, development, regulatory and sales milestones under each of the agreements are not considered probable as of June 30, 2022 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period under the Astellas agreement is variable consideration and included in the transaction price as of June 30, 2022 to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Note 4 — Loss per share

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for basic and diluted loss per share
Net loss attributable to ordinary shareholders	$(44,520)	$(39,068)	$(94,785)	$(76,831)
Net loss attributable to ordinary shareholders used for basic and diluted loss per share	$(44,520)	$(39,068)	$(94,785)	$(76,831)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Denominator for basic and diluted loss per share - Weighted average shares outstanding	962,794,072	934,228,095	951,474,546	932,667,125

The dilutive effect of 150,711,054 and 113,659,553 stock options outstanding as of June 30, 2022 and 2021, respectively have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2022 and 2021 because they would have an antidilutive effect on the loss per share for the period.

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

The following tables show the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2022	$(10,785)	$(357)	$(11,142)
Foreign currency translation adjustments	16,792	—	16,792
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(13,808)	—	(13,808)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(1,155)	(1,155)
Balance at March 31, 2022	(7,801)	(1,512)	(9,313)
Foreign currency translation adjustments	47,694	—	47,694
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	(39,108)	—	(39,108)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(316)	(316)
Balance at June 30, 2022	$785	$(1,828)	$(1,043)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2021	$(10,158)	$110	$(10,048)
Foreign currency translation adjustments	(3,001)	—	(3,001)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	3,048	—	3,048
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(223)	(223)
Balance at March 31, 2021	(10,111)	(113)	(10,224)
Foreign currency translation adjustments	(4,177)	—	(4,177)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	3,911	—	3,911
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	105	105
Balance at June 30, 2021	$(10,377)	$(8)	$(10,385)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2022 are as follows (in thousands):

		Fair value measurements using
	June 30,	Level 1	Level 2	Level 3
	2022
Assets:
Corporate debt securities	$113,386	$113,386	$—	$—
U.S. Treasury securities	42,022	—	42,022	—
Agency bonds	4,870	—	4,870	—
	$160,278	$113,386	$46,892	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of June 30, 2022, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$15,289	$1	$(35)	$15,255
U.S. Treasury securities	Less than 3 months	24,067	—	(28)	24,039
Corporate debt securities	3 months to 1 year	83,865	—	(1,128)	82,737
U.S. Treasury securities	3 months to 1 year	18,073	—	(90)	17,983
Agency bonds	1 year to 2 years	5,009	—	(139)	4,870
Corporate debt securities	1 year to 2 years	15,803	—	(409)	15,394
		$162,106	$1	$(1,829)	$160,278

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for 12 months or longer:
Corporate debt securities	$42,692	7	$(493)	$8,232	1	(35)

Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$67,045	16	$(1,079)	$163,258	34	$(348)
U.S. Treasury securities	42,022	8	(118)	—	—	—
Agency bond	4,870	1	(139)	4,993	1	(7)
	$156,629	32	$(1,829)	$176,483	36	$(390)

As of June 30, 2022, the securities in an unrealized loss position are not considered to be other than temporarily impaired because the impairments are not severe and have been for a short duration. Seven securities have been in an unrealized loss position for more than one year with a net total unrealized loss of $493,000. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, believes that it has the ability to hold the debt securities to maturity, and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Corporate tax receivable	$43,548	$30,773
Prepayments	10,450	9,043
Clinical materials	1,327	746
VAT receivable	3,495	2,482
Other current assets	1,874	2,082
	$60,694	$45,126

Note 9 — Operating leases

The Company has operating leases in relation to property for office and research facilities.

On March 30, 2022, the Company entered into an agreement to modify the lease of 39 Innovation Drive, Milton Park, Abingdon, Oxfordshire, UK, and on June 15, 2022, the deeds associated with the modification were signed. However, for purposes of ASC 842 Leases, the Company determined that the effective date of the modification is March 30, 2022. The effect of the modification was a partial reduction of the scope of the lease and an increase in contractual lease payments relating to a non-lease component. The modification did not result in the identification of a separate contract but did result in the identification of a non-lease component relating to a leasehold improvement.

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

The following table shows the weighted-average remaining lease term and the weighted-average discount rate as at June 30, 2022 and 2021:

	June 30,
	2022	2021

Weighted-average remaining lease term - operating leases	7.3 years	5.8 years
Weighted-average discount rate - operating leases	6.8%	7.2%

The maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

Operating leases

2022	$2,024
2023	4,019
2024	3,957
2025	4,005
2026	4,059
after 2026	12,816
Total lease payments	30,880
Less: imputed interest	(6,688)
Present value of lease liability	$24,192

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued clinical and development expenditure	$15,760	$13,436
Accrued employee expenses	8,043	11,758
Other accrued expenditure	8,088	4,388
Other	725	327
	$32,616	$29,909

Note 11 — Contingencies and commitments

Alpine Collaboration Agreement

On May 14, 2019, the Company entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine. The Company paid an upfront exclusive license option fee of $2,000,000 to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288,000,000 may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2,000,000 and the payments for ongoing research was recognized within Research and development in the Consolidated Statement of Operations for the year ended December 31, 2019. A further payment of $1,000,000 was accrued and recognized within Research and development in the Consolidated Statement of Operations for the six months ended June 30, 2022. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

Universal Cells Research, Collaboration and License Agreement and Co-development and Co-commercialization agreement

On November 25, 2015, the Company entered into a Research, Collaboration and License Agreement relating to gene editing and Human Leukocyte Antigen (“HLA”) engineering technology with Universal Cells, Inc. (“Universal Cells”). The Company paid an upfront license and start-up fee of $2,500,000 to Universal Cells in November 2015, a milestone payment of $3,000,000 in February 2016 and further milestone payments of $200,000 and $900,000 were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. Further milestone payments of up to $37,600,000 are payable if certain development and product milestones are achieved of which milestones of $800,000, $600,000 and $2,000,000 have been accrued, and a milestone of $500,000 has been invoiced, but not yet paid, as of June 30, 2022. Universal Cells would also receive a profit-share payment for the first product, and royalties on sales of other products utilizing its technology. The upfront license and start-up fee and milestone payments were expensed to Research and development when incurred.

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

Under the terms of the agreement, the Company committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,326,000, $3,549,000 and $454,000 in the years ended December 31, 2018, 2020, and 2021, respectively. A further milestone of $2,326,000 was met, but not yet paid, as of 30 June 2022. The Company is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Note 12 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$2,033	$2,512	$4,556	$4,887
General and administrative	3,012	2,937	6,075	5,896
	$5,045	$5,449	$10,631	$10,783

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Number of options over ordinary shares granted	1,735,488	918,048	24,611,952	15,721,104
Weighted average fair value of ordinary shares options	$0.25	$0.65	$0.41	$0.75
Number of additional options with a nominal exercise price granted	3,361,728	1,995,456	21,050,160	14,659,248
Weighted average fair value of options with a nominal exercise price	$0.34	$0.88	$0.55	$1.01

Note 13 — Stockholders’ equity

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. As of June 30, 2022, $197,360,000 remained available for sale under the Sales Agreement.

On April 8, 2022 the Company entered into a new sales agreement with Cowen (the “2022 Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In the second quarter of 2022, the Company sold 5,927,662 ADSs under the agreement representing 35,565,972 ordinary shares (including 71,965 ADSs sold on June 30, 2022 representing 431,790 ordinary shares issued on July 5, 2022) resulting in net proceeds to the Company of $10,029,000 after deducting commissions payable under the 2022 Sales Agreement and estimated issuance costs. As of June 30, 2022, approximately $189,673,500 remained available for sale under the 2022 Sales Agreement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors and have reported clinical responses (per RECIST 1.1) in multiple solid tumor indications.

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

We have multiple clinical trials ongoing or planned to initiate in the near-term:

●	SPEARHEAD-1 Phase 2 Trial with afamitresgene autoleucel (“afami-cel”): A registration directed Phase 2 clinical trial is underway in synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”) indications in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and Cohort 2 is currently recruiting. Data from cohort 1 of this trial has met its primary endpoint and is intended to support submission of a Biologics License Application (BLA) in 2022. BLA preparations are progressing, with pediatric plans agreed with regulatory agencies and multiple BLA-directed activities ongoing. Following approval from the U.S. Food and Drug Administration (“FDA”), the Company plans to commercially launch afami-cel. Clinical responses across patient sub-groups from the SPEARHEAD-1 trial and the Phase 1 trial were presented at the American Society of Clinical Oncology (“ASCO”) in May 2022.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for our next generation SPEAR T-cells, ADP-A2M4CD8, focusing on treatment of patients with lung, gastroesophageal, head and neck, ovarian and bladder cancers in which the MAGE-A4 antigen is expressed. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as afami-cel, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase helper cell response and SPEAR T-cell potency. A new cohort combining the use of ADP-A2M4CD8 with a checkpoint inhibitor (nivolumab) initiated in Q2 of 2022 and is currently recruiting.

●	SURPASS-2 Phase 2 Trial with ADP-A2M4CD8: A Phase 2 clinical trial with ADP-A2M4CD8 in esophageal and esophagogastric junction (“EGJ”) cancers is currently recruiting.

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8: Based on the initial responses seen in the SURPASS Phase 1 trial in patients with ovarian cancer, we are planning to initiate a Phase 2 clinical trial with ADP-A2M4CD8 in ovarian cancer in 2022.

●	ADP-A2AFP Phase 1 Trial: We continue to monitor patients treated in our Phase 1 trial designed to evaluate the safety and anti-tumor activity of our alpha fetoprotein (“AFP”) specific therapeutic candidate for the treatment of hepatocellular carcinoma (“HCC”). Screening and enrollment have now ceased in this trial.

We have an active preclinical pipeline of cell therapy candidates with the aim of delivering five new cell therapies to the clinic by 2025. The pipeline includes new autologous SPEAR T-cells, SPEAR T-cells addressing alternative HLA-types, next generation SPEAR T-cells, next-generation TILs and HiTs. These are being developed internally and in collaboration with third parties including Alpine Immune Sciences (“Alpine”), the National Center for Cancer Immune Therapy in Denmark (“CCIT”) and Noile-Immune Biotech Inc. (“Noile-Immune”). These approaches enable us to further enhance and extend the reach of our cell therapies and increase the number of patients we can potentially treat. A clinical trial application (“CTA”) for TILs incorporating IL-7 has been filed in Denmark, with a clinical trial for this product (“ADP-TILIL7”) planned to start in 2022 at CCIT. A Phase 1 clinical trial with ADP-A2M4N7X19, a new next-generation product being developed in collaboration with Noile-Immune targeting MAGE-A4 and incorporating IL-7 and CCL19, was planned to be initiated later in 2022. To prioritize the afami-cel BLA submission and commercialization activities as well as the SURPASS family of trials, the IND for ADP-A2M4N7X19 will be postponed. Core preclinical activities will continue.

We are also developing allogeneic, or “off-the-shelf,” cell therapies utilizing a proprietary induced pluripotent stem cell (“iPSC”) derived platform.

●	During Q3 2021 we announced a strategic collaboration with Genentech Inc. (“Genentech”) and F. Hoffman-La Roche Ltd.to research, develop, and commercialize allogeneic T-cell therapies (the “Genentech Collaboration”). The collaboration covers the research and development of “off-the-shelf” cell therapies for up to five shared cancer targets (“off-the-shelf” products) and the development of a novel allogeneic personalized cell therapy platform.

●	We also have a strategic collaboration program ongoing with Astellas (through its wholly owned subsidiary Universal Cells) in relation to up to three targets with the aim of co-developing T-cell therapy candidates directed to those targets and utilizing our allogeneic platform for “off-the-shelf” cell therapies. The first target subject to the collaboration is the mesothelin target, to which a HiT cell therapy is being developed, and a second target has been nominated by Astellas.

We also have a number of development and research collaborations including our collaboration with GSK for the development, manufacture and commercialization of TCR therapeutic candidates for up to five programs, and a clinical and preclinical alliance agreement with MD Anderson Cancer Center.

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

The parties will collaborate to perform a research program, initially during an eight-year period (which may be extended for up to two additional two-year terms at Genentech’s election upon payment of an extension fee for each two-year term), to develop the cell therapies, following which Genentech will determine whether to further develop and commercialize such therapies. The Company received an upfront payment of $150 million in October 2021. The Company began recognizing revenue for the performance obligations relating to the initial “off-the-shelf” collaboration targets and the personalized therapies in 2021; however, this did not have a material impact on the consolidated financial statements in 2021.

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 13% of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.5% of qualifying expenditure for the three and six months ended June 30, 2022.

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

In addition to currency fluctuations, adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, and higher interest rates, could materially adversely affect the Company by, for example, driving higher input costs and/or impacting the Company’s ability to raise future financing.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021, together with the changes to those items (in thousands):

	Three months ended
	June 30,
	2022	2021	Increase/decrease
Revenue	$5,538	$3,095	$2,443	79%
Research and development expenses	(34,740)	(28,868)	(5,872)	20%
General and administrative expenses	(14,550)	(13,539)	(1,011)	7%
Total operating expenses	(49,290)	(42,407)	(6,883)	16%
Operating loss	(43,752)	(39,312)	(4,440)	11%
Interest income	357	266	91	34%
Other (expense) income, net	(655)	54	(709)	(1,313)%
Loss before income taxes	(44,050)	(38,992)	(5,058)	13%
Income taxes	(470)	(76)	(394)	518%
Loss for the period	$(44,520)	$(39,068)	$(5,452)	14%

Revenue

Revenue increased by $2.4 million to $5.5 million for the three months ended June 30, 2022 compared to $3.1 million for the three months ended June 30, 2021 due to an increase in development activities under our collaboration agreements. In particular, the Company recognized revenue in relation to development activities under the Genentech agreement for the three months ended June 30, 2022, but as the agreement was not effective until October 19, 2021, there was no revenue from development activities under the Genentech agreement for the three months ended June 30, 2021.

Research and Development Expenses

Research and development expenses increased by 20% to $34.7 million for the three months ended June 30, 2022 from $28.9 million for the three months ended June 30, 2021.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	June 30,
	2022	2021	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$24,198	$19,222	$4,976	26%
Subcontracted expenditure	14,983	11,410	3,573	31%
Manufacturing facility expenditure	1,934	2,096	(162)	(8)%
Share-based compensation expense	2,033	2,512	(479)	(19)%
In-process research and development costs	408	—	408	NA %
Reimbursements receivable for research and development tax and expenditure credits	(8,816)	(6,372)	(2,444)	38%
	$34,740	$28,868	$5,872	20%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $5.9 million for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following:

●	an increase of $5.0 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development;
●	an increase of $3.6 million in subcontracted expenditure due an increase in manufacturing expenses; and
●	an increase of $2.4 million in reimbursements receivable for research and development tax and expenditure credits due to increases in the associated research and development costs for which the credits may be claimed.

Our subcontracted costs for the three months ended June 30, 2022 were $15.0 million, compared to $11.4 million in the same period of 2021. This includes $10.1 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $4.9 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 7% to $14.6 million for the three months ended June 30, 2022 from $13.5 million in the same period in 2021. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	June 30,
	2022	2021	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$8,559	$7,327	$1,232	17%
Other corporate costs	5,323	4,729	594	13%
Share-based compensation expense	3,012	2,936	76	3%
Reimbursements	(2,344)	(1,453)	(891)	61%
	$14,550	$13,539	$1,011	7%

The net increase in our general and administrative expenses of $1.0 million for the three months ended June 30, 2022 compared to the same period in 2021 was largely due to an increase of $1.2 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the three months ended June 30, 2022 compared to the same period in 2021.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge of $0.5 million for the three months ended June 30, 2022 from a charge of $0.1 million for the three months ended June 30, 2021. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021, together with the changes to those items (in thousands):

	Six months ended
	June 30,
	2022	2021	Increase/decrease
Revenue	$9,113	$3,529	$5,584	158%
Research and development expenses	(71,492)	(53,374)	(18,118)	34%
General and administrative expenses	(31,354)	(27,356)	(3,998)	15%
Total operating expenses	(102,846)	(80,730)	(22,116)	27%
Operating loss	(93,733)	(77,201)	(16,532)	21%
Interest income	695	691	4	1%
Other (expense) income, net	(643)	53	(696)	(1,313)%
Loss before income tax expense	(93,681)	(76,457)	(17,224)	23%
Income tax expense	(1,104)	(374)	(730)	195%
Loss for the period	$(94,785)	$(76,831)	$(17,954)	23%

Revenue

Revenue increased by $5.6 million to $9.1 million in the six months ended June 30, 2022 compared to $3.5 million for the six months ended June 30, 2021 due to an increase in development activities under our collaboration agreements. In particular, the Company recognized revenue in relation to development activities under the Genentech agreement for the six months ended June 30, 2022, but as the agreement was not effective until October 19, 2021, there was no revenue from development activities under the Genentech agreement for the six months ended June 30, 2021.

Research and Development Expenses

Research and development expenses increased by 34% to $71.5 million for the six months ended June 30, 2022 from $53.4 million for the six months ended June 30, 2021.

Our research and development expenses comprise the following (in thousands):

	Six months ended
	June 30,
	2022	2021	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$47,236	$38,424	$8,812	23%
Subcontracted expenditure	29,533	22,242	7,291	33%
Manufacturing facility expenditure	4,887	4,541	346	8%
Share-based compensation expense	4,556	4,887	(331)	(7)%
In-process research and development costs	2,253	151	2,102	1,392%
Reimbursements receivable for research and development tax and expenditure credits	(16,973)	(16,871)	(102)	1%
	$71,492	$53,374	$18,118	34%
(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $18.1 million for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the following:

●	an increase of $8.8 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development;
●	an increase of $2.1 million in in-process research and development costs due to additional accruals for milestone payments to Universal Cells; and
●	an increase of $7.3 million in subcontracted expenditure due to the upfront Alpine payment and an increase in manufacturing expenses.

Our subcontracted costs for the six months ended June 30, 2022 were $29.5 million, compared to $22.2 million in the same period of 2021. This includes $19.9 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $9.6 million of other development costs.

General and Administrative Expenses

General and administrative expenses increased by 15% to $31.4 million for the six months ended June 30, 2022 from $27.4 million in the same period in 2021. Our general and administrative expenses consist of the following (in thousands):

	Six months ended
	June 30,
	2022	2021	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$17,326	$14,292	$3,034	21%
Other corporate costs	10,297	8,621	1,676	19%
Share-based compensation expense	6,075	5,896	179	3%
Reimbursements	(2,344)	(1,453)	(891)	61%
	$31,354	$27,356	$3,998	15%

The net increase in our general and administrative expenses of $4.0 million for the six months ended June 30, 2022 compared to the same period in 2021 was largely due to an increase of $3.0 million in salaries, depreciation of property, plant and equipment and other employee-related costs, as a result of an increase in the average number of employees in the six months ended June 30, 2022 compared to the same period in 2021, and an increase of $1.7 million in other corporate costs due to an increase in accounting, legal and professional fees.

We expect that our general and administrative expenses will increase in the future as we expand our operations and move towards commercial launch.

Income Taxes

Income taxes increased to a charge of $1.1 million for the six months ended June 30, 2022 from a charge of $0.4 million for the six months ended June 30, 2021. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. Income taxes have increased by $0.7 million for the six months ended June 30, 2022 compared to the same period in 2021 due to changes to U.S. taxation laws coming into effect, affecting the period over which certain expenses may be deducted from taxable income. We incur losses in the United Kingdom.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to June 30, 2022, we have raised:

●	$867.2 million, net of issuance costs, through the issuance of shares;
●	$360.4 million through collaborative arrangements with Genentech, GSK and Astellas; and
●	$82.1 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of June 30, 2022, we had cash and cash equivalents of $97.8 million and Total Liquidity of $258.1 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund the Company’s current operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2024. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands).

	Six months ended
	June 30,
	2022	2021
Net cash used in operating activities	$(95,652)	$(77,999)
Net cash provided by investing activities	39,334	69,440
Net cash provided by financing activities	10,012	3,097
Cash, cash equivalents and restricted cash	99,524	55,085

Operating Activities

Net cash used in operating activities was $95.7 million for the six months ended June 30, 2022 compared to $78.0 million for the six months ended June 30, 2021. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the six months ended June 30, 2022 increased due to an increase in operating expenditure.

Net cash used in operating activities of $95.7 million for the six months ended June 30, 2022 comprised a net loss of $94.8 million and a net cash outflow of $16.8 million from changes in operating assets and liabilities, offset by non-cash items of $15.9 million. The changes in operating assets and liabilities include the impact of an $17.0 million increase in reimbursements receivable for research and development tax credits. The non-cash items consisted primarily of depreciation expense on plant and equipment of $2.7 million, share-based compensation expense of $10.6 million, unrealized foreign exchange gains of $0.1 million, amortization on available-for-sale debt securities of $1.6 million and other items of $1.0 million.

Investing Activities

Net cash provided by investing activities was $39.3 million for the six months ended June 30, 2022 compared to $69.4 million for the six months ended June 30, 2021. The net cash provided by investing activities for the respective periods consisted primarily of:

●	purchases of property and equipment of $16.1 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively; and
●	cash outflows from investment in marketable securities of $42.2 million and $82.0 million for the six months ended June 30, 2022 and 2021, respectively; offset by
●	cash inflows from maturity or redemption of marketable securities of $97.6 million and $154.5 million for the six months ended June 30, 2022 and 2021, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the six months ended June 30, 2022 and 2021, the investments in marketable securities were reduced to fund the Company’s ongoing operations.

Financing Activities

Net cash provided by financing activities was $10.0 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. The net cash provided by financing activities in the six months ended June 30, 2022 consisted primarily of net proceeds of $10.0 million from shares issued in an At-The-Market offering, net of commissions and issuance costs. The net cash provided by financing activities in the six months ended June 30, 2021 consisted of net proceeds of $2.5 million from shares issued in an At-The-Market offering, net of commissions and issuance costs, and proceeds from share option exercises of $0.6 million.

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

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$97,811	$149,948
Marketable securities - available-for-sale debt securities	160,278	219,632
Total Liquidity	$258,089	$369,580

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2022. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2022.

Based on such evaluation and as previously described in our Annual Report on Form 10-K for the year ended December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that there was a control deficiency in our internal control over financial reporting which constituted a material weakness. The material weakness was identified as part of the audit of our financial statements for the fiscal year ended December 31, 2021 and has not been remediated. The material weakness resulted in a material misstatement in deferred income taxes that was corrected prior to the issuance of the financial statements. Due to this material weakness, our disclosure controls and procedures were not effective as of June 30, 2022 to assure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is properly disclosed. Further discussion on this material weakness including the steps we are taking to remedy such weakness has been previously provided in our discussion of internal control over financial reporting in our Annual Report filed on Form 10-K for 2021.

Changes in Internal Control over Financial Reporting

Save for the ongoing remediation activities related to the material weakness, no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under Exchange Act) occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2022, we were not a party to any material legal proceedings.

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

As of and for the period ended June 30, 2022, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.2*

Deed of Surrender of Part dated June 15, 2022, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to a lease of 39 Innovation Drive, Milton Park (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2022) (File No. 001-37368).

10.3*

Deed of Variation dated June 15, 2022, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to a lease of 39 Innovation Drive, Milton Park (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on June 15, 2022) (File No. 001-37368).

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June, 2022 and December 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and six months ended June 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2022 and 2021 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101).

*      Previously filed.

**    Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: August 4, 2022	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: August 4, 2022	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer