Form 10-K
period 2022-12-31
Adaptimmune Therapeutics PLC
filed 2023-03-06
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $244,288,811.

As of March 3, 2023 the number of outstanding ordinary shares, par value £0.001 per share, of the registrant was 991,831,158.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include genetically engineered T-cell receptors (“TCRs”) and HLA-independent TCRs (“HiTs”) where surface proteins are targeted independently of the peptide-HLA complex. Our cell therapies are currently manufactured on an autologous or per patient basis and we have a proprietary preclinical allogeneic platform for the development of “off the shelf” cell therapies.

Our MAGE-A4 cell therapy franchise includes T-cell therapy products targeting solid tumor indications in which the MAGE-A4 antigen is expressed, with responses seen in eight indications (head and neck, esophagogastric junction (“EGJ”), non-small cell lung cancer (NSCLC)-squamous, synovial sarcoma, melanoma, urothelial, ovarian and myxoid/round cell liposarcoma (MRCLS) indications). Filing of a Biologics License Application (BLA) for the lead product (afamitresgene autoleucel or “afami-cel”) in synovial sarcoma has been initiated with the U.S. Food and Drug Administration (“FDA”), with completion of the filing targeted for mid-2023.

Clinical programs with our MAGE-A4 targeted cell therapies are as follows:

●	SPEARHEAD-1 Phase 2 Trial with afami-cel (ADP-A2M4): A registration directed Phase 2 clinical trial is ongoing in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and the cohort met its primary endpoint with an overall response rate (ORR) of approximately 39% and a median duration of response of 50.3 weeks seen in synovial sarcoma patients. Cohort 2 of the trial is ongoing although enrollment is now complete.

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8. A Phase 2 trial for people with platinum resistant ovarian cancer is initiating in early 2023. We have received RMAT designation (Regenerative Medicine Advanced Therapy designation) for ADP-A2M4CD8 for the treatment of this indication from the FDA. In the Phase 1 SURPASS trial an ORR of 43% in ovarian cancer was reported in November 2022. The Phase 2 trial will evaluate ADP-A2M4CD8 in both monotherapy and in combination with a checkpoint inhibitor, nivolumab, in ovarian cancer in conjunction with The GOG Foundation, Inc.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for ADP-A2M4CD8, focusing on treatment of patients with head and neck and urothelial cancers in which the MAGE-A4 antigen is expressed. Across all indications and as of November 23, 2022, the trial has an overall response rate of 37%. In the focus areas of ovarian, urothelial and head and neck cancers the response rate is 75% in patients with 3 or fewer prior lines of therapy (9 out of 12 patients). The trial includes a combination cohort where participants receive a combination of ADP-A2M4CD8 together with a checkpoint inhibitor (nivolumab). Two new cohorts in urothelial and head and neck cancers for patients with fewer lines of therapy and in combination with standard of care in those settings are also planned to initiate shortly.

Outside of the MAGE-A4 franchise, we have a preclinical program for T-cell therapies directed to the PRAME target which is expressed in a broad range of tumors. This program is being transitioned from GSK following termination of our collaboration agreement with GSK. Dependent on the data arising from the preclinical program, the first cell therapy targeting PRAME is anticipated to be IND-ready by the end of 2023.

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform. The platform utilizes cells derived from Induced Pluripotent Stem Cells (“iPSCs”), which can be gene-edited to express our engineered TCRs or other constructs and then differentiated into the required end cell type, for example T-cells. The platform is applicable to all of our cell therapies.

We have a strategic collaboration with Genentech Inc (“Genentech”). The collaboration with Genentech covers the research and development of “off-the-shelf” cell therapies for up to five shared cancer targets (“off-the-shelf” products) and the development of a novel allogeneic personalized cell therapy platform.

We also have several development and research collaborations including a clinical and preclinical alliance agreement with MD Anderson Cancer Center. A prior collaboration with GSK terminated during 2022 and we are negotiating a transition agreement with GSK in relation to ongoing clinical trials with T-cell therapies directed to the NY-ESO and PRAME targets. A prior Co-development and Co-commercialization agreement (the “Astellas Collaboration Agreement”) with Universal Cells, Inc., a wholly-owned subsidiary of Astellas Pharma Inc. (“Universal Cells”) under which we collaborated with Universal Cells to research, develop, and commercialize certain cellular therapy products directed to certain targets was mutually agreed to terminate as of March 6, 2023. Termination does not impact the development of our allogeneic cell lines for our internal allogeneic programs or for our collaboration with Genentech Inc. The parties previously terminated an Amended and Restated Research Collaboration and License Agreement, dated January 13, 2020, effective February 26, 2023.

We are an integrated cell therapy company with our own manufacturing facility in the U.S. for autologous products and in the United Kingdom (“U.K.”) for allogeneic products together with a dedicated lentiviral vector manufacturing suite in the UK within the Cell and Gene Therapy Catapult facility at Stevenage. This enables us to continue improving the patient experience associated with our cell therapies including the ability to rapidly introduce improvements to the manufacturing process and patient supply chain.

In November 2022 we took a decision to focus our clinical and preclinical programs on the MAGE-A4 and PRAME targets including the BLA submission for afami-cel. We have stopped the SURPASS-2 trial in GE cancers and the TIL-IL7 program. We have also paused any further investment in non-core activities including certain preclinical programs including the HiT program, additional target programs (other than the PRAME program) and alternative HLA programs. We also announced that investment in commercialization of afami-cel will be delayed given the BLA filing timelines. Given the de-prioritisation of non-core programs resulting from this decision, we are undertaking associated cost reduction activities including a reduction in headcount of approximately 25% which we currently estimate will extend our cash runway into early 2025. The headcount reduction has now concluded.

On March 6, 2023 we announced entry into a definitive agreement under which we will combine with TCR² Therapeutics Inc (“TCR2”) in an all-stock transaction to create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company will utilize engineered T-cell therapies targeting MAGE-A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70. The merger agreement was unanimously approved by the boards of directors of both companies. Following the closing of the transaction, Adaptimmune shareholders will own approximately 75% of the combined company and TCR2 stockholders will own approximately 25% of the combined company. The agreement contains customary representations, warranties and covenants given by us and TCR2. The agreement also contains customary pre-closing covenants, including covenants by each of the parties relating to conduct of their respective business prior to the closing of the transaction. The transaction is expected to close in Q2 2023, subject to the receipt of approvals by Adaptimmune shareholders and TCR2 stockholders and satisfaction or waiver of other customary closing conditions. Following the closing of the transaction we currently estimate that the cash runway of the combined company will extend into early 2026.

Business Strategy

Building on our leadership position with engineered T-cell therapies in solid tumor indications, our strategic objective is to be a world leader in designing, developing and delivering cell therapies that transform the lives of people with cancer. Our objective is to revolutionize the treatment of solid tumors with a single dose of engineered TCR T-cells and as a result to address cancers with high unmet needs with both autologous and allogeneic solutions. To achieve our objectives, our primary core value drivers are as follows:

Filing the BLA for afami-cel and progressing towards commercialization of afami-cel. We initiated the rolling filing of the BLA with the FDA in Q4 2022 for use of afami-cel for the treatment of synovial sarcoma. Completion of the rolling filing of all modules of the BLA is targeted for mid-2023. Commercial preparations are underway for the launch of afami-cel in synovial sarcoma where there are limited options and a poor prognosis for individuals with advanced disease.

Progressing the ADP-A2M4CD8 T-cell therapy into later phase clinical trials. Subject to the data from the ongoing SURPASS family of clinical trials, we plan to rapidly progress clinical candidates through clinical trials and towards BLA filing. For example, our Phase 2 ovarian cancer trial with ADP-A2M4CD8 is initiating in 2023 and the SURPASS Phase 1 trial continues in multiple indications including with cohorts aimed at using ADP-A2M4CD8 in earlier lines of treatment alongside existing standard of care.

Progressing the ADP-A2M4CD8 T-cell therapy into earlier lines of therapy. We are initiating two new cohorts in the SURPASS trial in urothelial and head and neck cancers for patients with fewer lines of therapy and in combination with standard of care in those settings.

Progressing PRAME directed T-cell therapies into the clinic. We aim to complete preclinical development of our first T-cell therapy directed to PRAME during 2023 and file an IND rapidly following completion of preclinical studies.

Continuing to develop “off-the-shelf” cell immunotherapies and progress allogeneic cell therapies to the clinic. We continue to develop our “off-the-shelf” (allogeneic) platform, which is broadly applicable to cell therapies, both internally and in collaboration with our partners Astellas and Genentech.

Continuing to improve our manufacturing and patient supply processes to optimize how we deliver our cell therapies to patients. Our integrated cell therapy capabilities enable us to continually enhance our cell and vector manufacturing and supply processes which we believe will ultimately enable us to treat patients quicker, at a lower cost and more effectively. We have manufacturing facilities in the U.K. and U.S. and our U.S. manufacturing facility has been expanded in anticipation, pending FDA approval, of commercialization of afami-cel for the treatment of synovial sarcoma.

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

Cell Therapies

We have developed a range of cell therapies all of which utilize the interaction between a T-cell via its TCRs and a peptide or protein. Our cell therapies can be made directly from a patient’s own T-cells (“autologous” cell therapies) or manufactured from stem cells (“allogeneic” cell therapies).

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

Our TCR T-cells (SPEAR T-cells)

Following identification of a suitable target peptide, we identify TCRs that are capable of binding to that target peptide or protein. We then engineer and optimize those identified receptors to enhance their ability to recognize and bind to the cancer targets, thereby enabling a highly targeted immunotherapy which complements a patient’s immune system. The optimized TCR or SPEAR-T-cell for the cell therapy then undergoes extensive preclinical safety testing prior to administration to patients. A lentiviral vector is used to transfer the engineered TCR into the patient’s T-cells if that patient has the relevant target and HLA type for our TCR cell therapy. The optimized cell therapy then undergoes extensive preclinical safety testing prior to administration to patients.

Our HiT Cell Therapies

Naturally occurring TCRs recognize peptides that are presented on the cell surface by a protein complex called HLA. Patient treatment with our SPEAR T-cells requires patients to express a particular HLA-type. We have now developed a TCR platform capable of producing TCRs able to recognize targets expressed on the surface of cancer cells independently of HLA-type. The TCR is engineered to recognize and bind to a cell surface protein. The HiT platform enables us to identify suitable targets and to then generate engineered HiTs which can bind and interact with those targets. These HLA-independent TCRs or HiTs use the same internal cell signaling processes as naturally occurring TCRs.

Our Product Pipeline

SURPASS Ph1 additional cohorts

MAGE-A4 franchise

We have multiple autologous cell therapies in clinical trials or entering clinical trials which target indications in which the MAGE-A4 antigen is expressed.

●	SPEARHEAD-1 Phase 2 Trial with afami-cel:

Afami-cel is a TCR T-cell therapy (“SPEAR T-cell”) directed to a MAGE-A4 peptide presented on HLA. The diagram below illustrates the SPEAR T-cell interacting with the MAGE-A4 antigen on the tumor cell.

A registration directed Phase 2 clinical trial is underway in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and the cohort met its primary endpoint. Cohort 2 of the trial is ongoing although enrollment has now met its target and ongoing enrollment is paused. A BLA is in the process of being filed with the FDA, with the first modules filed in December 2022. Completion of the rolling filing of all modules of the BLA is targeted for mid-2023.

Clinical data was presented at the Connective Tissue Oncology Society (“CTOS”) in November 2022. An Overall Response Rate (ORR) per independent review of approximately 39% in synovial sarcoma was presented together with a median duration of response of just over 50 weeks. Afami-cel continues to have an acceptable benefit to risk profile. The charts below summarize the best overall responses by RECIST v1.1 as of August 29, 2022 for cohort 1 of the Spearhead-1 trial.

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

●	SURPASS family of trials

Phase 1 Trial with ADP-A2M4CD8

Enrollment is ongoing in a Phase 1 trial (“SURPASS” trial) for a next generation SPEAR T-cell, ADP-A2M4CD8. This next generation SPEAR T-cell utilizes the same engineered T-cell receptor as afami-cel, but with the addition of a CD8α homodimer. The addition of the CD8α homodimer has been shown in vitro to increase cytokine release and SPEAR T-cell potency. As of November 23, 2022 responses (per RECIST 1.1) were seen in five solid tumor indications with a 37% response rate across the whole trial. The following chart shows the responses seen in the trial.

PR= partial response; SD=stable-disease; PD=progressive disease. Data represent percent changes from baseline in sum of diameters (sum of the long diameters for non-nodal lesions and short axis for nodal lesions) in target lesions through progression or prior to surgical resection.

We are focusing recruitment in the SURPASS trial on head and neck cancer and urothelial cancer. Taken together with ovarian cancer, a response rate of 75% was seen as of November 23, 2022 in patients with three or fewer lines of therapy (9 out of 12 patients in trial). As a result of these data, we are initiating new cohorts within the SURPASS trial for treatment of earlier line patients in urothelial and head and neck cancers alongside standard of care treatment. We also continue to enroll in a cohort looking at the combination of ADP-A2M4CD8 with a checkpoint inhibitor.

The charts below show the responses seen in ovarian, urothelial and head and neck indications. Data provided is as of November 23, 2022.

Data cut-off: Nov. 23, 2022, one non-evaluable patient with ovarian cancer not shown;

* oral, pharyngeal, and laryngeal cancers;

CR=complete response: PR=partial response; SD=stable disease; PD=progressive disease;

SOC=standard-of-care; PFS=progression free survival

Phase 2 Trial with ADP-A2M4CD8 in ovarian cancer: A Phase 2 trial with ADP-A2M4CD8 in ovarian cancer is initiating in early 2023 in collaboration with The GOG Foundation Inc. The trial will evaluate the T-cell therapy in both monotherapy and in combination with nivolumab (a checkpoint inhibitor) in platinum resistant ovarian cancer. We recently received FDA RMAT designation for ADP-A2M4CD8 for the treatment of patients with platinum resistant ovarian cancer.

Other Clinical Programs

Two further clinical programs, the ADP-A2AFP Phase 1 trial and the SURPASS-2 Phase 2 trial, have closed to enrollment. We are also in discussions with GSK in relation to the transition of clinical trial programs for cell therapies targeting the NY-ESO antigen across multiple tumors.

Preclinical Candidate Pipeline

Our aim is to utilize the insights we obtain from our clinical trials and translational sciences work to improve the efficacy of our existing products and approaches; and to increase the scope of our cell therapies and ability to treat an increasing number of patients. We are currently focusing our preclinical pipeline on the development of T-cell therapies to target PRAME expressing tumors and on our allogeneic cell therapies.

Allogeneic iPSC Platform

We continue to develop our allogeneic platform which can be used to generate ‘off-the-shelf’ cell therapies that are universally applicable to all eligible patients by developing gene-edited iPSCs which are differentiated to T-cells by our in-house proprietary process. These “off-the-shelf” cells are being developed to overcome the current limitation of autologous therapies that need to be manufactured specifically for each patient. Additionally, our process starts with iPSCs instead of donor-derived T-cells, which potentially reduces product variability.

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

We have two collaboration programs, one with Astellas in which an allogeneic product incorporating a HiT targeting mesothelin is being developed (and a further target has been nominated); and one with Genentech, in which “off-the-shelf” cell therapies for up to five shared cancer targets (“off the shelf” products) and a novel allogeneic personalized cell therapy platform are being developed.

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

We have our own autologous cell therapy manufacturing facility at the Navy Yard in Philadelphia, Pennsylvania which is capable of supplying all of our autologous cell therapies currently in the clinic. The Navy Yard facility will also support the anticipated commercial launch in the US of afami-cel. A new manufacturing facility dedicated to allogeneic drug product manufacture opened in 2022 and is co-located with our research facility in Milton Park in the U.K. We also have our own dedicated vector manufacturing capability in the U.K., within the Catapult Cell and Gene Therapy Manufacturing Centre in Stevenage, which is now able to produce lentiviral vector for our clinical trials using a proprietary suspension process.

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

Under the Astellas Collaboration Agreement the parties agreed on up to three targets with the aim of co-developing T-cell therapies directed to those targets pursuant to an agreed research plan. The Company and Universal Cells mutually agreed to terminate the agreement as of March 6, 2023. In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Collaboration Agreement ceased, and each party is required to return all confidential information of the other party within 30 days of the Effective Date. Each party also agreed to destroy all cell lines and other materials of the other party in its possession within 30 days of the Effective Date. There were no termination penalties in connection with the termination.

In addition to the Astellas Collaboration Agreement, the parties previously entered into an agreement relating to the use of Universal Cells gene editing and HLA-editing technology in the context of our development of allogeneic T-cell therapies. This Agreement was terminated by notice on January 27, 2023, effective 30 days following receipt of notice of termination. Termination follows our decision to change the cell line being used to develop its MAGE-A4 allogeneic cell therapy due to the presence of a chromosomal abnormality in the original cell line provided by Universal Cells under the Agreement. As a result of termination, all licenses between the parties to the Agreement will cease and each party is required to return all confidential information of the other party.

Development and Research Collaborations

GSK Collaboration and License Agreement

We entered into the GSK Collaboration and License Agreement regarding the development, manufacture and commercialization of TCR therapeutic candidates in May 2014. The collaboration was terminated in October 2022 and we are in discussions with GSK in relation to the transition of the NY-ESO and PRAME programs under the collaboration agreement to Adaptimmune. A further amendment to the collaboration agreement was entered into on December 19, 2022 for the deletion of certain provisions relating to GSK’s post termination manufacturing and supply obligations and payment of £5 million by GSK to Adaptimmune.

Preclinical and Clinical Collaborations

We have third-party collaborations in place with Noile-Immune and Alpine Immune Sciences.

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

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we believe is important to our business, including seeking, maintaining, enforcing and defending patent rights for our SPEAR T-cells and processes, whether developed internally or licensed from third parties. Our success will depend on our ability to obtain and maintain patent and other protection including data/market exclusivity for our cell therapies, manufacturing and platform technology, preserve the confidentiality of our know-how and trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. See “Risk Factors—Risks Related to Our Intellectual Property.”

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

ADP-A2M4CD8 – We own a patent family covering the composition of matter of ADP-A2M4CD8 and other related TCR T-cell therapies. The patent application claims are directed to the engineered TCR therapeutic candidate in combination with the CD8 next generation technology. We project the patents within this family, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2039 (worldwide, excluding possible patent term extensions). PCT applications have also been filed in relation to the use of A2M4CD8 TCR in the treatment of esophageal and gastric cancers, head and neck, urothelial and ovarian cancers.

PRAME TCR T-cell – We have filed a priority patent application covering the composition of matter of the TCR T-cell therapy family directed to the PRAME target. The patent application claims are primarily directed to the engineered TCR candidate and in particular to the amino acid substitutions required for such TCR candidate. National and regional applications will be filed via the PCT in due course.

Platform Technology

We own a number of platform technology patents and patent applications which are directed to certain aspects of the process that we use to engineer our SPEAR TCRs and other cell therapies. Some of these are owned jointly with Immunocore Limited, with whom we have historically had a shared development history.

Manufacturing Process Patents and Patent Applications

We have trade secrets and patent applications relating to the manufacture of our cell therapies. For example, we have filed patent applications in commercially relevant territories, which claim priority from initial priority patent applications filed at the USPTO and UKIPO, which are directed to a particular modification to the lentiviral vector technology. We believe this modification enhances the safety profile of the lentiviral vector technology. This has been granted in the U.S. Further patent applications have been filed on the manufacturing and quality control of our products.

Preclinical and Next Generation Approaches

We have filed seven patent families covering a range of next generation technology approaches and/or combination approaches.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies and intense competition. Competitors include large pharmaceutical companies with established development and commercialization programs, biotechnology companies with varying development and commercialization capabilities and academic centers developing novel technologies and products.

We face competition in all of the following areas:

(a)	From other autologous cell therapies: There are a number of other cell therapies which have already received marketing approval or which are currently in clinical trials. For example, AbecmaTM, BreyanziTM, CARVYTKITM, TecartusTM, KymriaTM, and YescartaTM which have received marketing Iovance’s Lifileucel TIL cell therapy and TCR[2] Therapeutics’ TRuC T-cells.

(b)	From other TCR T-cell therapies: Third parties and academic institutions are developing TCR-based cell therapies which are directed to single or multiple targets including HPV-16 E6/E7, KRAS, MAGE-A1, MAGE-A3, MAGE A3/A6, MAGE-A4, MART1, NRAS, NY-ESO-1, p53, PRAME, mesothelin, as well as personalized neoantigen targets. These cell therapies are at a variety of preclinical and clinical development stage. Examples include Immatics’ IMA203 and IMA203CD8 assets that recognize a PRAME pHLA complex, which is currently being investigated across various solid tumor indications in clinical Phase I trial evaluations.

(c)	From other cell-based immunotherapy approaches: The immune system utilizes a number of different cell types and processes. Other immunotherapy approaches may target different parts of the immune system including different types of T-cells (for example, gamma delta T-cells), macrophage based systems, NK-cell based products, Marrow-infiltrating lymphocytes (MILs) and virus-specific T-cells.

(d)	From other allogeneic cell therapy approaches: Multiple third parties are currently developing allogeneic cell therapy approaches. These can be derived from healthy donors (for example Allo-501A from Allogene Therapeutics), umbilical cord blood, or induced pluripotent stem cells (for example, FT819 being developed by Fate Therapeutics). In Dec 2022, Atara Bio’s donor-derived EbvalloTM was granted approval from the European Commission for both adults and children with Epstein-Barr positive post-transplant lymphoproliferative disorder.

(e)	From other therapeutic product types. In any indication that we address there may be multiple other product modalities which are already being marketed and where we will have to show increased benefit to patients, or which are in clinical trials. For example, small molecule chemotherapy agents, biologics (e.g. peptides, antibodies, antibody-drug conjugates), vaccines, oncolytic viruses, other cell therapies (for example, gamma delta T-cells, macrophage-based systems, NK-cell-based products, Marrow-infiltrating lymphocytes, and virus-specific T-cells). Where products receive approval and start being used within the patient setting, such products can also impact our ability to complete clinical development and obtain information around the safety and efficacy of our own products.

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

FDA Approval Process

In the U.S., therapeutic products, including drugs, biologics, and medical devices are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products, including biological products. Biological products are subject to regulation under the FDC Act, and are approved for marketing under provisions of the Public Health Service Act (“PHSA”) via a BLA. The application process and requirements for approval of BLAs are generally similar to those for new drug applications (“NDAs”), and biologics are associated with generally similar, if not greater, approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Biological product development for a new product or certain changes to an approved product in the U.S. typically involves:

●	preclinical studies, including laboratory and animal tests,
●	the submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical testing may commence, and
●	adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical Studies

Preclinical studies include laboratory evaluation of product biochemistry, formulation and stability, as well as in vitro and animal studies to assess the potential for toxicity and to establish a rationale for therapeutic use for supporting subsequent clinical testing. In the United States, certain preclinical trials must comply with the FDA's Good Laboratory Practice requirements ("GLPs") and the U.S. Department of Agriculture's Animal Welfare Act, as well as other federal regulations and requirements.

IND Submission

In order to begin clinical testing of an investigational biologic product, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, among other things, are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Studies

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with Good Clinical Practice (“GCP”) requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an Investigational Review Board (“IRB”) for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

In December 2022, Congress passed the Food and Drug Omnibus Reform Act (“FDORA”), which includes provisions related to diversity in clinical trial enrollment. Once the new provisions go into effect, sponsors conducting a phase three study or another pivotal study must submit a diversity action plan to the FDA by the time they submit their study protocol. The FDA may waive the requirement to submit a diversity action plan if a waiver is necessary due to the prevalence or incidence of the disease or condition that is the subject of the trial or the patient population that may use the drug or device, or if implementing a diversity action plan would be impracticable, or against the public health interest during a public health emergency. The FDA may apply a waiver on its own initiative or at the request of a sponsor. If a sponsor requests a waiver, the FDA must grant or deny a waiver within 60 days of receiving such a request.

BLA Review Process

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the U.S. The BLA must include the results of all preclinical, clinical, and other testing, compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls, as well as proposed labeling for the product.

Under the Prescription Drug User Fee Act (“PDFUA”), the FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under PDUFA, the FDA has agreed to certain performance goals in the review of BLAs. Under Standard Review, applications for new biologic products are reviewed within 10 months of the date the FDA filed the BLA (approximately 60 days after receipt); under Priority Review, BLAs are reviewed within six months of the date the FDA filed the BLA. Priority Review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The FDA does not always meet its PDUFA goal dates for Standard and Priority BLAs, and the review process can be extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with Good Manufacturing Practices (“cGMP”) requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes physicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval.

After the FDA evaluates the BLA, it issues either an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may identify substantial additional testing, or information, that must be developed in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

Expedited Development Programs

The FDA is required to facilitate the development, and expedite the review, of certain biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment, which demonstrate the potential to address unmet medical needs for the condition, and/or would provide an improvement over existing therapies. These expedited programs include Fast Track designation, Breakthrough Therapy designation, Accelerated Approval, and Priority Review:

●	Pursuant to Section 506(b) of the FDCA, Fast Track designation is available for drug and biological products that are intended to treat a serious or life-threatening condition and for which preclinical or clinical data demonstrate the potential to address an unmet medical need. Fast Track designation applies to both the product and the specific indication for which it is being studied. For biologics, the sponsor can request the FDA to designate the product for Fast Track status any time before receiving a BLA approval, but ideally no later than the pre-BLA meeting. Fast Track designation provides for additional interactions with FDA to expedite development and review of the BLA, and may also allow for rolling submission and review of the BLA.
●	Pursuant to Section 506(a) of the FDCA, Breakthrough Therapy designation is available if the product is intended, alone or in combination with one or more other drug products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Requests for Breakthrough Therapy designation should ideally be made prior to the End-of-Phase 2 Meeting.
●	Accelerated Approval is available for drug or biological products that treat a serious or life-threatening condition and generally provide a meaningful advantage over available therapies. In addition, the product must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a biologic receiving Accelerated Approval perform adequate and well-controlled confirmatory clinical trials in the post-marketing phase. If the FDA concludes that a biologic shown to be potent can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product. In December 2022, the passage of FDORA made several changes to the FDA’s Accelerated Approval program. Among other things, FDORA provides the FDA greater authority to ensure that sponsors begin confirmatory trials promptly, including prior to BLA approval. FDORA also provides the FDA with additional authority to withdraw approval of a product for which confirmatory studies are not completed or are inadequate to demonstrate a satisfactory benefit:risk profile.
●	Under PDUFA, a BLA that receives Priority Review will have a 6-month goal date for first cycle review, rather than the 10-month goal date under Standard Review. To qualify for Priority Review, the FDA must determine that the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The decision to grant Priority Review is made by the FDA within 60 days of receipt of the BLA.

Fast Track designation, Breakthrough Therapy designation, Priority Review, and Accelerated Approval generally do not change the standards for approval, but may expedite the development or approval process.

Regenerative Medicine Advanced Therapy designation

As part of the 21st Century Cures Act, Congress created the Regenerative Medicine Advanced Therapy (“RMAT”) designation to facilitate an efficient development program for, and expedite review of, a product candidate that meets the following criteria:

●	it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions;
●	it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and
●	preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition.

A sponsor may request that the FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the drug meets the criteria. A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for Priority Review or Accelerated Approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites. Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy with RMAT designation that is granted Accelerated Approval and is subject to post-approval requirements may, as appropriate, fulfill such requirements through the submission of clinical evidence from clinical trials, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. Like some of FDA’s other expedited development programs, RMAT designation does not change the standards for approval but may help expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug or biological products intended to treat a rare disease or condition. A rare disease or condition is one that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., for which there is no reasonable expectation that the cost of developing and making a product available in the U.S. for such disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the biological product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Orphan drug designation confers several benefits, including certain tax credits for clinical research, a waiver of the BLA application fee, and exemption from certain pediatric study requirements, among others. The key benefit of orphan drug designation is orphan drug exclusivity, which is a seven-year exclusive marketing period in the U.S. for that product for that indication. Generally, the first BLA applicant with FDA orphan drug designation for a particular biological substance to treat a particular disease that obtains FDA approval is entitled to orphan drug exclusivity. During the orphan drug exclusivity period, the FDA may not approve any other applications to market the same biological product for the same rare disease or condition, with limited exceptions. One exception is if the later application can demonstrate clinical superiority to the biological product with orphan drug exclusivity. Clinical superiority may be shown by greater efficacy, greater safety, or a major contribution to patient care.

Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition.

Pediatric Data and Study Requirements

Under the Pediatric Research Equity Act (“PREA”), NDAs or BLAs (as well as efficacy supplements) must contain data to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug or biological product is approved as safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant full or partial waivers, or deferrals, for submission of these assessments. With enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) in 2012, sponsors must also submit pediatric study plans (“PSPs”) within sixty days of an end-of-phase 2 meeting, or as may be agreed between the sponsor and FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

Under the Best Pharmaceuticals for Children Act (“BPCA”), a sponsor may qualify for “pediatric exclusivity” if it conducts pediatric studies in response to a Written Request issued by FDA. Pediatric exclusivity extends by 6 months the period of other regulatory exclusivities, such as orphan drug exclusivity, so long as those exclusivity periods will not expire within 9 months of the award of pediatric exclusivity. For drug products, pediatric exclusivity will also extend the preclusive effect of patents on the FDA’s authority to approve certain competitor applications. Pediatric exclusivity does not extend patents for biological products approved under BLAs. To qualify for pediatric exclusivity, a sponsor must conduct studies that fairly respond to a Written Request, which outlines in detail the nature and type of studies that must be conducted. The studies need not show the product to be effective in the pediatric population; so long as the clinical studies are determined to fairly respond to the Written Request, pediatric exclusivity will be awarded. The FDA may issue a Written Request on its own initiative or at the sponsor’s request. A Written Request can include multiple studies in both approved and “off-label” indications.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be “highly similar” to or “interchangeable” with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product must contain evidence to show that the biosimilar product is “highly similar” to an approved reference biological product, notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Data to show biosimilarity can include: (1) analytical studies; (2) animal studies; and (3) a clinical study or studies. The FDA has the discretion not to require each of these categories of data. A biosimilar can be approved by the FDA for some or all of the same conditions of use, strengths, dosage forms, and routes of administration as the FDA-approved reference product. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. At this time, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the product.

The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar has been approved if a patent lawsuit is ongoing within the 42-month period.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Post-Approval Requirements

Approved drug and biological products are subject to ongoing regulation by the FDA, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, mandated modification of promotional materials or issuance of corrective information, issuance by FDA or other regulatory authorities of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product, or complete withdrawal of the product from the market or product recalls;
●	fines, warnings or untitled letters or holds on post-approval clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
●	product seizure or detention, or refusal of the FDA to permit the import or export of products; or
●	injunctions, consent decrees or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A sponsor may only make claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

FDA Regulation of Companion Diagnostics

If safe and effective use of a therapeutic product depends on an in vitro diagnostic, the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain marketing approval through the pre-market approval (“PMA”) process for that diagnostic simultaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of a cancer therapeutic involves coordination of review by the FDA’s Center for Biologics Evaluation and Research (“CBER”) and by the FDA’s Center for Devices and Radiological Health (“CDRH”).

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

Employees and Human Capital Management

As of December 31, 2022, we had 534 employees. Of these employees, 407 were in research and development (including in manufacturing and operations, and quality control and quality assurance) and 127 were in management and administrative functions (including business development, finance, intellectual property, information technology and general administration). We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or require representation by a labor union. In November 2022, we announced that, in addition to de-prioritizing non-core programs, we were also undertaking a headcount reduction of approximately 25% to 30%. The reduction was completed in Q1 2023 with an overall reduction of approximately 25%.

We value our employees and as a company work hard to employ those individuals that will work with us to achieve the objectives of the Company and share our values. We engage with our employees in multiple ways including through companywide business meetings, social events and smaller team events. We employ individuals based on their experience and ability to perform the applicable job and encourage diversity in our workforce whenever possible. We have an equal opportunities policy which promotes the right of every employee to be treated with dignity and respect and not to be harassed or bullied on any grounds. We employ individuals from approximately 32 different nationalities within our U.K. and U.S. offices and are working to encourage diversity within our workforce. We have a Diversity and Inclusion Council with membership comprising diverse employees from all levels in the Company and a Diversity and Inclusion Plan has been created and championed across the business by the executive team and presented to the Board. D&I progress updates are reviewed regularly by the Board Remuneration Committee.

We have a performance-based reward scheme, bonus scheme and share option plan which all employees are entitled to participate in. These schemes and other employee incentive programs are designed to retain employees. Over 2022, the total global attrition rate was approximately 22%.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses every year since inception and expect to continue to incur net losses in the future. If we are unable to obtain additional financing or funding we may be unable to complete the development and commercialization of our cell therapies.
●	We may never generate revenue from sales of our cell therapies and become profitable and our generation of revenue depends on our ability to timely progress our cell therapies through development.

Risks Related to the entry into a merger agreement with TCR2 Therapeutics Inc.

●	Our shareholders may not realize a benefit from the entry into the merger agreement and closing of transaction commensurate with the ownership dilution they will experience.

●	The merger transaction may not close and failure to complete the merger transaction may result in us incurring additional expenses and potentially oblige us to pay a termination fee.

Risks Related to the Development of Our Cell Therapies

●	Our ability to fund our business and continue to develop our cell therapies is dependent on the data obtained from our ongoing afami-cel (“SPEARHEAD-1”) and ADP-A2M4CD8 clinical trials (“SURPASS”).
●	Our clinical trials and clinical data are at an early stage and future data may not support continued development of our cell therapies.
●	Clinical trials are time consuming and expensive, and we may not be able to recruit patients as planned.
●	Our cell therapies are novel, and there is an increased risk that we may see unacceptable toxicities.

Risks Related to the Manufacture and Supply of Our Cell Therapies

●	Manufacture of cell therapies is complex, and we may encounter difficulties manufacturing and supplying our cell therapies to patients, whether for clinical trials or for commercial purposes.
●	We have our own manufacturing facility and our ability to manufacture cell therapies is dependent on our ability to maintain regulatory approval for the facility, recruit employees required for manufacture, manufacture cell therapies reliably and reproducibly, and increase manufacturing and supply to meet the required demand.
●	We opened a new manufacturing facility for allogeneic cell therapies during 2022, and our ability to manufacture allogeneic cell therapies on current timelines is dependent on our ability to obtain regulatory approval for the facility and develop and scale-up suitable manufacturing processes.

Risks Related to the Commercialization and Marketing of Our Cell Therapies

●	We have never commercialized a product as a company and our ability to commercialize is dependent on our ability to increase manufacturing capacity, set up processes and recruit employees required for such commercialization.
●	We may not be able to obtain marketing approvals of our cell therapies as broadly as planned or on the timescales we plan.
●	We may not be able to adequately price our cell therapies due to regulatory changes affecting pricing, coverage, and reimbursements or to other impacts such as inflation, increasing underlying raw material costs, availability of materials, or increasing third party supply chain costs.

Risks Related to the COVID-19 Pandemic

●	The COVID-19 pandemic has and may in the future materially delay our clinical programs and research programs, delay our ability to treat patients where clinical sites decide to delay participation, interrupt our ability to carry out our normal processes and cause delays with regulatory authorities.

Risks Related to Government Regulation

●	We are subject to significant regulatory, compliance and legal requirements and will continue to be subject to these requirements.

●	Any commercialization of our cell therapies will also require approval for a companion diagnostic. We are reliant on a third party for development of the companion diagnostic.

Risks Related to Our Reliance Upon Third Parties

●	We are reliant on third parties for provision of services including manufacturing services and clinical research services, for the provision of components and materials required for manufacturing, research and development and for the performance of our collaborations.

Risks Related to Our Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights and we may be subject to patent infringement proceedings brought against us by third parties.
●	Our ability to be competitive depends, in part, on our ability to protect our proprietary technology including through patents and through maintaining confidentiality in our trade secrets.

General Business Risks

●	Our inability to continue to attract and retain qualified personnel may hinder our business.
●	We expect to face intense competition from third parties and this competition may come from companies with significantly greater resources and experience than we have.
●	Information technology systems may fail or suffer cybersecurity incidents including related to data protection and privacy laws and adversely affect our business and operations.
●	The market price of our ADSs is subject to volatility.

For a more complete discussion of the risks we face as a business, please see the discussion below.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net losses every year since our inception and expect to continue to incur net losses in the future.

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our cell therapies, including engaging in activities to manufacture and supply our cell therapies for clinical trials, conducting clinical trials of our cell therapies, providing general and administrative support for these operations, enhancing capabilities to support commercialization for ADP-A2M4 and protecting our intellectual property. For the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $165.5 million, $158.1 million, and $130.1 million respectively. As of December 31, 2022, we had accumulated losses of $909.3 million. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for, and commercialize, any of our SPEAR T-cells or other cell therapies.

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

Economic uncertainty in various global markets, including the U.S. and Europe, caused by the COVID-19 pandemic and political instability, including the effects of Russia's invasion of Ukraine, have led to market disruptions, including significant increases in commodity prices, energy and fuel prices, credit and capital market instability and supply chain interruptions which have caused record inflation globally. As a result, central banks around the world have raised interest rates significantly and have signaled that they will continue to do so in an effort to fight inflation. Certain governments have also introduced additional measures to address rising inflation (including the Inflation Reduction Act in the U.S.) which may further impact investment into the biotechnology industry. This has led to significant volatility in capital markets which continues to limit our ability to raise funds and as a result has impacted our ability to conduct certain of our planned activities including the start of certain trials, progression of pre-clinical candidates into clinical trials and the speed with which we can manufacture and supply cell therapies for clinical trials. We have stopped certain non-core activities, including stopping enrolment in the SURPASS-2 trial and delaying the new clinical trials with our TIL-IL7 product and the next generation ADP-A2M4N7X19 cell therapy. We are also taking a number of further actions to extend our cash runway including a reduction of headcount by approximately 25% which we expect to complete in the first quarter of 2023. The reduction in headcount will affect our ability to progress our planned business activities, could result in a loss of individuals who are key to core business activities and will also impact the timing of commercialization for our afami-cel cell therapy product. We have also ceased investment in non-core programs including commercialization activities for afami-cel, the SURPASS-2 clinical trial, the TIL-IL7 clinical trial and certain of our preclinical programs. The full impact of these actions is not currently known but could result in skilled individuals leaving the Company which would further impact our ability to progress our business objectives. If these market conditions persist for a prolonged period of time, we could be required to take additional measures and potentially restructure the Company’s business. Any such disruptions may also magnify the impact of other risks and may impact our ability to realize value from our ongoing third-party collaborations or to perform those collaborations or other business activities as currently planned.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our cell therapies.

We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our cell therapies is difficult to estimate given the novel nature of our cell therapies and their un-proven route to market and we may not have anticipated all the costs required to meet our planned objectives. As of December 31, 2022, the Company had cash and cash equivalents of $108.0 million, marketable securities of $96.6 million, and stockholders’ equity of $81.9 million. We expect to use these funds to advance and accelerate the clinical development of our cell therapies, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our cell therapies, to advance cell therapies through preclinical testing and progress such cell therapies through to clinical trials, to support commercialization for ADP-A2M4 and to fund working capital, including for other general corporate purposes. We believe that our cash and cash equivalents and marketable securities will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2025. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates. Our expenses may increase significantly in the event of any of the following:

●	any requirement to outsource manufacture of our cell therapies to third parties, or acquire additional raw materials to support manufacture in the event of any inability to manufacture at our own facilities;
●	any requirement to conduct additional or further clinical trials or to treat additional patients to satisfy the regulatory authorities that a cell therapy is safe or that it is efficacious and can be approved for marketing or to proceed to the next stage of development;
●	any requirement to vary, change or amend our current manufacturing processes;
●	any requirement to materially vary any ongoing clinical trial protocol;
●	third party litigation, including patent litigation, being brought against the company;

●	a requirement to pay any third party upfront, milestone, royalty or other payments in order to continue to develop or commercialize any of our cell therapies, including our allogeneic cell therapies;
●	a requirement to create additional infrastructure to support our ongoing operations, including future commercialization efforts;
●	any inability to recruit patients to our clinical trials on a timely basis necessitating the need to open additional clinical sites or otherwise enable increased recruitment or to extend the duration of such trials;
●	faster than expected recruitment of patients in our clinical trials necessitating recruitment of additional resources to ensure cell therapies can be manufactured and provided to patients;
●	any unplanned capital expenditure including any requirement to increase or enhance manufacturing capability or invest in additional manufacturing facilities;
●	changes in the timing on when we receive payments from our third party collaborators, in particular Genentech;
●	business activities and negotiations including agreements with third parties for collaborations, combinations, mergers or acquisitions which do not execute or finalize on suitable terms or do not complete as expected including the transaction for combination with TCR[2] Therapeutics Inc; or
●	inability of third parties to provide critical supplies on a timely basis necessitating alternative or additional third party supplies to be put in place.

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

We may not be able to continue to claim research and development tax credits (R&D tax credits) or the amount we can claim may reduce in the future as we expand our business because we may no longer qualify as an SME (small or medium-sized enterprise) or as a result of announced changes to the UK R&D tax credit regime lowering the amount of tax credits SMEs can claim. In order to qualify as an SME for R&D tax credits, we must continue to be a company with fewer than 500 employees and also have either an annual turnover not exceeding €100 million or a balance sheet not exceeding €86 million. Once we no longer qualify for SME R&D tax credits, it is likely we would qualify for the U.K. research and development expenditure credit scheme (the “RDEC Scheme”) which is claimable by large companies. The cash credit rate for the RDEC Scheme is currently approximately 10.5% of qualifying expenditure in comparison to approximately 33.4% for SME R&D credits. In addition, the types of qualifying expenditure are more restricted under the RDEC Scheme, in that certain subcontracted costs can no longer qualify for relief. The U.K. government has introduced some changes to the U.K. research and development credit rules, which include potential restrictions in the eligibility of costs where research and development activities are performed overseas. These changes may give rise to a reduction in our U.K. research and development credit claims in the future.

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

Our ability to generate revenue and achieve profitability depends on many factors, including:

●	progressing our cell therapies through preclinical development and clinical development without substantial delays;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) profile for our cell therapies;
●	obtaining regulatory approvals and marketing authorizations for our cell therapies for which we or our collaborator complete clinical trials;
●	developing sustainable and scalable manufacturing and supply processes for our cell therapies to support commercial supply;
●	obtaining market acceptance, pricing and reimbursement of our cell therapies as viable treatment options;
●	the costs of commercializing any cell therapy;
●	the indications any cell therapy is approved in and the patient population treatable with any cell therapy; and
●	our ability to develop and obtain approval for the companion diagnostic assay required for administration of our cell therapies.

Risks Related to the entry into a merger agreement with TCR2 Therapeutics Inc.

Our shareholders may not realize a benefit from transaction for the combination of us and TCR2 Therapeutics (“Merger”) commensurate with the ownership dilution they will experience in connection with the Merger.

On March 5, 2023, we, CM Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and TCR2 Therapeutics Inc. (“TCR2 Therapeutics”), entered into the Agreement and Plan of Merger dated as of March 5, 2023 (the “Merger Agreement”), pursuant to which, among other things, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into TCR2 Therapeutics, with TCR2 Therapeutics continuing as our wholly-owned subsidiary and the surviving corporation of the merger (the “Merger”).  If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their ownership interests without receiving commensurate benefits, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Failure to complete the Merger may result in either us or TCR2 Therapeutics paying a termination fee to the other party and could significantly harm the market price of our ADSs and negatively affect the future business and operations of each company.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, the terminating party may be required to pay the other party a termination fee of up to $2.4 million. Even if a termination fee or reimbursement of expenses of the other party are not payable in connection with a termination of the Merger Agreement, each of us and TCR2 Therapeutics will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.  In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.  In addition, if the Merger is not consummated our need to raise additional capital to fund our operations will increase and capital whether in the form of equity or debt financing may not be available to us on favorable terms or at all.

The issuance of our ordinary shares to TCR2 Therapeutics stockholders pursuant to the Merger Agreement must be approved by our shareholders, and the Merger Agreement and transactions contemplated thereby must be approved by TCR2 Therapeutics stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, our stockholders must approve, among other things, the issuance of our ordinary shares to TCR2 Therapeutics stockholders pursuant to the Merger Agreement, and TCR2 Therapeutics stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required shareholders approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that we expect to achieve from the Merger.

Our shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the closing of the Merger as compared to their current ownership and voting interest in our company.

If the proposed Merger is completed, our current shareholders will own a smaller percentage of the combined company than their ownership in our company prior to the Merger. Immediately after the Merger, our pre-Merger shareholders and TCR2 Therapeutics pre-Merger stockholders are expected to own approximately 75% and 25%, respectively, of our outstanding shares of the combined company.

During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our business prospects.

Covenants in the Merger Agreement may impede our ability to make acquisitions during the pendency of the Merger, subject to specified exceptions or may alternatively require the consent of TCR2 Therapeutics. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during such period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating any inquiries, indications of interest, proposals or offers that constitute or may reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to our shareholders, but we may be unable to pursue them.

If the conditions to the Merger are not satisfied or waived, the Merger will not occur.

Even if the transactions contemplated by the Merger Agreement are approved by our shareholders and TCR2 Therapeutics stockholders, certain other specified conditions set forth in the Merger Agreement must be satisfied, to the extent permitted by applicable law, or waived to complete the Merger, including approval from The Nasdaq Stock Market LLC (“Nasdaq”) to issue the ordinary shares underling the ADSs for the Merger consideration. We cannot be certain that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

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

The data produced in our ongoing clinical trials is at an early stage, and future data may not support continued progression of any of our therapies through development.

The patient response data that has been reported in our trials (excluding SPEARHEAD-1 in synovial sarcoma patients) represents data from small numbers of patients within each study at the applicable dosing level. As such, the data is initial data, and there is no assurance that any responses will persist, that we will see responses in any other patients or that such patients will not suffer severe adverse events which may result in a delay or halt to any clinical trial. Further data may be required in order to progress cell therapies to the next stage of development. Negative results in one clinical trial may also impact ability to proceed with development in other clinical trials given the common technology platform and similarity of other aspects of our clinical programs.

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

We conduct clinical trials at sites in the UK and European Union. This requires gaining the approval of country specific review bodies for GMO application and Clinical Trial Application (“CTA”). As this is not a harmonized process, the requirements can vary considerably, and delays can be incurred at a country level. For example, the information required in relation to manufacturing processes or assays may differ between countries and may require additional testing to be conducted in order for approval to be obtained.

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

Any unacceptable toxicities arising in ongoing clinical programs could result in suspension or termination of those clinical programs. The more SAEs that are reported the greater the risk of suspension of termination of clinical programs, even where the SAEs are unrelated to each other or to our cell therapies. Our patients undergo lymphodepletion prior to receiving our SPEAR T-cells which leaves them immuno-compromised for a period of time after the lymphodepletion and increases their risk of contracting other unrelated diseases or pathogens including COVID-19. The treatment regimen used in our protocols, in particular the use of chemotherapy, also carries an inherent risk of cytopenia (including pancytopenia), where blood cell levels reduce to lower than normal. If blood cell levels do not recover sufficiently the patient may suffer serious adverse events, which may even be life threatening. There have been multiple events of pancytopenia as well as SAEs similar to those reported across our clinical trials; these are multifactorial in etiologies and could result in regulatory authorities imposing a hold on one or more clinical programs whilst the events are investigated further. Serious adverse events seen with other immunotherapy products, such as the severe cytokine release syndrome (“CRS”) and neurotoxicity events observed with CD19-directed CAR-T cell treatments, may also occur at any stage of the clinical program. Further, following infusion of any SPEAR T-cells, there may be a transient inflammatory reaction of the disease to the treatment. Symptoms in any given subject would be dependent on the location and other characteristics of their tumor. For example, subjects with lung tumors may experience dyspnea. Cardiac toxicities may be observed in patients with pre-existing cardiac or pericardial masses. These inflammatory reactions and related symptoms may be mild and self-limited, but can be severe, potentially life-threatening and require medical intervention.

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

●	As of December 27, 2022 for afamicel, 128 subjects received at least one dose of transduced cells of afami-cel across multiple studies. 127 patients experienced adverse events.

Adverse events occurring in >10% of subjects considered by investigators to be at least possibly related to ADP-A2M4 include CRS, pyrexia, neutropenia/neutrophil count decreased, fatigue, leukopenia/WBC decreased, lymphopenia/ lymphocyte count decreased, nausea, rash, sinus tachycardia/tachycardia, chills, headache, thrombocytopenia/platelet count decreased, decreased appetite, hypotension, febrile, neutropenia dyspnea and hypophosphataemia. Serious adverse event (SAEs), considered by investigators to be at least possibly related to ADP-A2M4, were reported for 32 (25%) subjects under the program.  These events include CRS, empyema, sepsis, pleural effusion, pneumothorax, pulmonary embolism, pyrexia, anemia, aplastic anemia, pancytopenia, cerebrovascular accident, encephalopathy, neurotoxicity, arrhythmia, alanine aminotransferase increased, aspartate aminotransferase increased, blood alkaline phosphatase increased, platelet count decreased, lymphoproliferative disorder, deep vein thrombosis, superior vena cava occlusion, acute kidney injury,  pulmonary hemorrhage, white blood cell count decreased and rash.  Two of these subjects have had treatment related fatal SAEs: one patient experienced pancytopenia/aplastic anemia and the other experienced a cerebrovascular accident (stroke).

For the 13 patients in long term follow-up, one case of thrombocytopenia/Platelet count decreased and one case of CRS were reported as related to ADP-A2M4. No related SAEs were reported.

●	As of November 23, 2022 for ADP-A2M4CD8:

In the SURPASS study, there have been 43 patients treated with ADP-A2M4CD8 monotherapy. The adverse events occurring in >10%  of patients treated with ADP-A2M4CD8 monotherapy (n=43) and considered by investigators to be at least possibly related to ADP-A2M4CD8 include CRS, neutropenia/neutrophil count decreased, anemia/red blood cell count decreased, fatigue, pyrexia, rash, thrombocytopenia/platelet count decreased, dyspnea, hypoxia, immune effector cell-associated neurotoxicity syndrome (ICANS), leukopenia/ white blood cell count decreased, pleural effusion, febrile neutropenia, and lymphopenia/ lymphocyte count decreased. SAEs, considered by investigators to be at least possibly related to ADP-A2M4CD8 monotherapy, were reported for 21 (48.8%) patients in the study.  These events include CRS, ICANS, anemia, pancytopenia, infusion related reaction, pyrexia, hypoxia, dyspnea, drug reaction with eosinophilia and systemic symptoms (DRESS Syndrome), rash, small intestinal obstruction, device related infection, pneumonia, blood creatinine increased and tumor lysis syndrome. Two of these patients had treatment-related fatal SAEs: one patient experienced pancytopenia and the other experienced CRS.

In the SURPASS-2 study (ADP-0055-002), there have been 3 patients treated with ADP-A2M4CD8 monotherapy. The adverse events considered by investigators to be at least possibly related to ADP-A2M4CD8 include rash, sciatica, CRS, pyrexia and respiratory failure. CRS was the only SAE considered by investigators to be at least possibly related to ADP-A2M4CD8 monotherapy.

In addition, there have been 3 patients treated with nivolumab in combination with ADP-A2M4CD8. The nivolumab combination group had a similar safety profile as the monotherapy group but is based on a small sample size with limited follow-up at this data cut off.

Across all ADP-A2M4CD8 trials, 27 total patients treated with ADP-A2M4CD8 monotherapy continue in long term follow up as at date of data cut-off. No related AE/SAEs were reported.

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

Any delay in our clinical trials will impact our ability to obtain clinical data from those trials and our ability to progress our business along anticipated timelines and to raise capital. Delays in clinical trials can also increase the costs incurred in performing those clinical trials or necessitate a need to initiate additional clinical trial sites. Our ability to progress our clinical trials is dependent on a number of factors including:

●	Finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site.
●	The ability of our clinical sites to recruit patients on the timelines we expect. It can be difficult for clinical sites to find patients that express both the required HLA-type and required antigen type and which also meet the inclusion criteria for our clinical trials. In addition, during the COVID-19 pandemic, resources at clinical sites are being prioritized towards treatment of COVID-19 and as a result there may be a delay in their ability to progress our clinical trials, recruit and enroll patients into clinical trials or to start new clinical trials.
●	The patient population in which any required peptide antigen is presented. The patient population may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for all of our clinical trials with our SPEAR T-cells.

●	Our ability to select, initiate and activate clinical sites on the timelines we expect. Selection and activation of clinical trial sites can take a long period of time and includes requirements to assess the clinical trial site, obtain IRB approval of clinical trial protocols, negotiate and execute clinical trial agreements and educate study staff to enable them to carry out the clinical trial.
●	Any requirement to change clinical trial design as the clinical trial progresses. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. The need to make changes to any clinical trial design can result in delays to the performance of that clinical trial whilst any changes are approved by the FDA or other relevant authority and implemented at applicable clinical trial sites.
●	Any competition for patients at our clinical sites. Many of our clinical trial sites have multiple clinical trials ongoing which compete for patients in any specific indication. We may have to wait before treating patients while patients complete existing clinical trials or receive other treatment therapies for their cancer. Moreover, because our cell therapies represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression.
●	Any change in the standard of care for patients. Where standard of care for patients changes clinical sites may no longer be prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a cell therapy through clinical trials.
●	Any country-specific requirement. In certain countries, additional data, studies or documentation may be required ahead of any clinical trial starting. For example, comparability studies may be required in relation to any changes in manufacturing process and the extent of these comparability studies can vary between different countries. This can result in delays to the start of any clinical trials in those countries and lead to increased research and development being required ahead of the start of those clinical trials.
●	The severity of the disease we are trying to treat and the type of patient we are trying to recruit. For many of our clinical trials patients have received numerous prior therapies and have few or no other remaining treatment options. Given the late stage of their disease the patients also tend to be very ill and hence require treatment quickly and have the potential for increased SAEs following treatment. Depending on the protocol it can be difficult to find patients that meet the inclusion requirements for our clinical trials and can wait for manufacture of our cell therapy products.
●	The clinical trial protocol design and in particular the inclusion and exclusion requirements applicable to the clinical trial.
●	Patient referral practices. It is common for investigators or physicians not to refer patients to other investigators or physicians either within their own clinical sites or to other clinical sites. This increases the number of clinical sites which have to be initiated in order to recruit patients to our clinical trials.
●	Availability of reimbursement from insurance companies. The availability of reimbursement for patients to participate in clinical trials can impact on their ability to enroll in our clinical trials.

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

We have a platform process which may enable us to treat patient populations with an “off-the-shelf” product. However, our research program may not be successful, might not be carried out within the timescales currently anticipated, or even if successful might not result in a cell therapy that can be used to treat patients or achieve a profitable return on investment. In particular the various cell lines developed during this process will need to be properly characterized and produced in accordance with regulatory requirements and this development process can take a significant amount of time and resource to ensure that any process or cell lines can be used for the production of clinical stage and ultimately commercial stage products. For example, we have taken a decision to change the cell line being used to develop our MAGE-A4 allogeneic cell therapy due to the presence of a chromosomal abnormality in the original cell line provided by Universal Cells under our Agreement with them. It is not known at this time whether the cell therapy candidates resulting from the process will have a similar profile of activity to our existing cell therapy products or whether such cell therapy candidates will be safe to administer to patients. Delays may occur at any part of the process, including obtaining results during development that necessitate a requirement to repeat or modify steps in the process.

Risks Related to the Manufacture and Supply of Our Cell Therapies

Manufacturing and supply of cell therapies is complex, and if we encounter any difficulties in manufacture or supply of cell therapies our ability to provide supply of our cell therapies for clinical trials or for commercial purposes could be delayed or stopped.

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

Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. Such delays or failure or inability to manufacture can result from:

●	a failure in the manufacturing process itself for example, by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	a lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (such as the FDA in the U.S.) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;

●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example, as a result of an import or export hold-up) or supplier error;
●	inability to have enough manufacturing slots to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure components, consumables, ingredients, or starting materials, or to manufacture starting materials (including at our U.K. vector facility), as a result of supply chain issues;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing cell therapies at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility, it would not be possible to find alternative manufacturing capability for these cell therapies within the timescales required for ongoing clinical trials. In addition, as with many pharmaceutical manufacturing facilities, the facility will have periods of time within which it cannot be used for manufacture of patient product to enable routine checks to be performed on the facility;
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started;
●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture;
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs;
●	allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs, for example, to utilize such assets on the research, development and manufacture of COVID-19 vaccines or therapies;
●	reduction in available workforce to perform manufacturing processes, for example, as a result of a COVID-19 outbreak or workforce exhibiting potential COVID-19 symptoms, and pending receipt of test results for COVID-19 infection;
●	increased country-specific requirements. For example, our current manufacturing site is in the U.S. and this means that for patients outside of the U.S. there is a need to transfer patient-specific apheresis material from clinical sites in Europe to the manufacturer in the U.S., for the patient product to be converted into our end cell therapy product, for that product to be released for use in Europe and then for that cell therapy product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point; and

●	changes in the manufacturing and supply process. As our cell therapies progress through preclinical programs and clinical trials towards approval and commercialization, it is expected that various aspects of the manufacturing and administration process will be altered in an effort to optimize processes and results. We have already identified some improvements to our manufacturing and administration processes, but these changes may not achieve the intended objectives, may not be transferable to third parties or able to be used at larger scales and could cause our cell therapies to perform differently or affect the results of planned clinical trials or other future clinical trials. Any changes to the manufacturing process may require amendments to be made to regulatory applications or comparability tests to be conducted which can further delay timeframes. If cell therapies manufactured under the new process have a worse safety or efficacy profile than the prior investigational product or the process is less reproducible than the previous process, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our clinical trials.

We have insurance to cover certain business interruption events which is capped at £10 million in the U.K. and $5 million in the U.S. However, because our level of insurance is capped, it may be insufficient to fully compensate us if any of these events were to occur in the future.

Our manufacturing process needs to comply with regulations, and any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products, we will need to comply with the FDA’s and other regulatory authorities’ cGMP requirements at our Navy Yard facility, vector facility and third party contract manufacturing facilities. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our third party contract manufacturers are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm compliance with applicable regulatory requirements once the process has been approved. Any failure to follow cGMP or other regulatory requirements, reliably manufacture product or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our cell therapies as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our cell therapies, including leading to significant delays in the availability of our cell therapies for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing authorization applications for our cell therapies. Significant non-compliance could also result in the imposition of sanctions, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our cell therapies, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

Given we now manufacture cell therapies at our own U.S. manufacturing facility and our allogeneic facility in the UK, and lentiviral vectors at a dedicated U.K. vector facility, regulatory authorities might raise non-compliance issues or require us to make changes to the way in which we operate our facilities. This may result in a delay in our ability to manufacture cell therapies at our own facility or in our ability to supply vector material for use in the manufacturing process. In addition, any cell therapy or vector produced in any of our facilities might not be able to meet regulatory requirements and we may be unable to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Resourcing of cell manufacturing facilities is increasingly competitive, which may restrict the number of available skilled operators which can be recruited at our manufacturing facilities. Any failure to meet regulatory requirements or produce cell therapies and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

We have our own manufacturing capabilities which may result in increased costs being incurred by us.

During 2017, we opened a manufacturing facility for our SPEAR T-cell products within our Navy Yard facility in Philadelphia, Pennsylvania and have started manufacturing SPEAR T-cells for use in our clinical trials. Regulatory authorities, in particular the FDA, might not continue to approve our ability to manufacture SPEAR T-cells or other cell therapies at the Navy Yard facility. We opened a manufacturing facility in the UK for our off-the-shelf cell therapies in 2022 and manufacture of cell therapies at that facility will require the obtaining of regulatory approval and maintenance of the regulatory approval once obtained.

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

Our autologous cell therapy products are patient-specific and we need to ensure that the correct product is administered to the correct patient.

Administration of cell therapies is patient-specific. The process requires careful handling of patient-specific products and fail-safe tracking to ensure that the tracking process is without error and that patient samples are tracked from patient removal, through manufacturing and re-administration to the same patient. While such mechanisms are in place, should the tracking process fail, whether at our own facility, a third party facility or at any point in the manufacturing and supply process, a patient could receive another patient’s T-cells resulting in significant toxicity and potentially patient fatality. We will need to invest in enhanced systems, such as bar coding, to further ensure fail safe tracking. There is always a risk of a failure in any such system. Inability to develop or adopt an acceptable fail-safe tracking methodology and handling regime may delay or prevent us from receiving regulatory approval and/or result in significant toxicity and potentially patient fatality if a patient receives another patient’s T-cells. This risk may be increased where cell therapies are used in clinical programs that we do not control or sponsor and, should an error be made in the administration of our cell therapies in such clinical programs, this could affect the steps required in our own clinical programs and manufacturing process requiring the addition of further tracking mechanisms to ensure fail-safe tracking. The tracking systems required to further ensure safe patient administration may also require increased administration to satisfy other regulatory requirements, for example, data protection requirements in Europe. The need to ensure tracking systems are adequate and to comply with these additional regulatory requirements may result in delay to the start of trials or the need to obtain additional regulatory licenses or consents prior to starting such trials.

Risks Related to the COVID-19 pandemic

The outbreak of COVID-19 and its variants or any other similar pandemic may materially delay development of our cell therapies and our ability to obtain additional financing.

The outbreak of coronavirus, SARS-CoV-2 (“COVID-19”) has developed into a global pandemic, spreading to most regions of the world including the U.S., U.K. and areas of Europe where we have facilities or ongoing clinical trials. Whilst impacts if the pandemic are reducing, should new strains be identified that are highly infectious or which cause serious side effects our business could be affected in the following ways:

●	Any requirement to stay at home and the control measures required to mitigate risks to our work force including social distancing requirements limits effectiveness of our work force, the numbers of individuals that can work at the facility at any one time and is resulting in delays to performance of manufacturing, development and research activities. Increased working from home also impacts normal communications and may increase the cyber security risk or create data accessibility concerns.
●	Any significant outbreak could result in manufacturing operations or facilities being closed or necessitate a further reduction in the work we are able to perform at those facilities which in turn could result in a delay to the treatment of patients and a delay in our research and development programs.
●	Clinical sites may divert resources away from the performance of clinical trials or impose restrictions on their ability to perform clinical trials, particularly where those clinical trials may increase the risk to the patients being treated. This may result in treatment being delayed for patients or a reduction in the number of patients being treated.
●	We have provided our clinical sites with guidance in relation to the treatment of patients during the COVID-19 pandemic, however, there is an increased risk to our patients as a result of the pandemic including as a result of infection with COVID-19 whilst they are being treated in any of our clinical trials or are attending at clinical sites for routine scans or treatments. This risk is increased by the requirement in our clinical trial protocols to treat patients with a lymphodepletion regimen which leaves patients’ immune-compromised for a period of time.
●	Our clinical sites may be unable to conduct clinical trial activities in accordance with the applicable clinical trial protocol or other regulatory requirements including monitoring requirements, timing of patient visits, ability to follow patients after they have received treatment, ability to perform scans and patient assessments. Deviations and changes to clinical trial protocols may be required in order to address the interruptions caused by COVID-19. Inability to perform clinical trials in accordance with regulatory requirements may impact a later ability to obtain regulatory approval in relation to our cell therapies or may delay our ability to obtain such regulatory approval.
●	Many of the third parties we rely on for our development of cell therapies may also be impacted by the COVID-19 pandemic. This could result in delays with the supply of certain raw materials and consumables required for manufacturing and research activities as a result of diversion of those materials and consumables to high priority vaccine development requirements.
●	Given third party service providers may be subject to restrictions on resources as a result of the COVID-19 pandemic, we may see delays in the provision of their services to us.
●	Regulatory authorities may postpone or delay certain activities including surveillance inspections of manufacturing facilities or responding to applications and authorization requirements.

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

In addition, approval of our cell therapies could be delayed or refused for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
●	we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our SPEAR T-cells have a beneficial benefit:risk profile for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical programs or clinical trials;
●	the data collected from clinical trials of our cell therapies may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA (including as a result of impacts caused by the COVID-19 outbreak) or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;
●	our manufacturing processes or facilities or those of the third-party manufacturers we use may not be adequate to support approval of our cell therapies;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval
●	requirement for additional clinical trials ahead of the grant of any regulatory approval;
●	requirement for further development or characterization of processes. For example, the potency of our cell therapies will need to be assessed by a potency assay and although we believe that our assay will be satisfactory to assess potency, the regulatory authorities may disagree which will necessitate development of a further assay or process;

●	third parties we rely on being unable to meet regulatory requirements or provide information or documentation to support regulatory applications or questions from regulatory authorities. For example, we rely on a third party vector manufacturer who will be required to provide certain information to enable us to file the BLA;
●	access to an approved companion diagnostic to support the launch of any cell therapy. Commercialization of our cell therapies will require approval for and access to a companion diagnostic. We are reliant on a third party for development of our companion diagnostic assay and there is no certainty that development will be possible in the timelines we require or that end regulatory approval will be available in the timelines we require; and
●	data from clinical trials sponsored by third party competitors for similar cell therapy products which might impact a regulators view of the safety or efficacy profile or our cell therapies or the grant of marketing approvals to competitors ahead of any application we make for marketing approval which may preclude our ability to obtain marketing approval in the same indication unless we can show increased efficacy.

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

We have begun submission of a BLA for afami-cel, but the review and approval of this BLA may not occur on the anticipated timelines, and we cannot be certain that the FDA will grant final marketing approval.

We began submitting modules of a BLA for afami-cel for the treatment of synovial sarcoma in December 2022, and we plan to complete the rolling submission by mid-2023. The BLA submission for afami-cel is supported by positive clinical data from the SPEARHEAD-1 clinical trial in patients with advanced synovial sarcoma. We anticipate that the application will be eligible for Priority Review under the FDA's Regenerative Medicine Advanced Therapy (“RMAT”) program.

However, approval of this BLA can be delayed or denied by the FDA for several reasons, including but not limited to those outlined above. In particular, the FDA may conclude that the data submitted in support of the BLA are insufficient to demonstrate a favorable benefit:risk profile in the proposed patient population without the submission of additional information or data, which could require the conduct of additional clinical studies and the resubmission of the BLA.

Development of a commercially available cell therapy process is difficult, and we may be unable to develop the process on currently anticipated timescales or at all.

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

Initial approval of new cancer therapies may be limited to what is referred to as third-line use. Third-line treatment is the third type of treatment following initial, or first-line, treatment and second-line treatment, which is given when first-line treatment does not work or ceases working. However, cancer therapies may be used from the point at which cancer is detected in its early stages (first-line) onward. Whenever the first-line therapy fails or the process is unsuccessful, second-line therapy may be administered, such as additional rounds of chemotherapy, radiation and antibody drugs or a combination of these treatments. If second-line therapies fail, patients are generally given the opportunity to receive third-line therapies, which tend to be more novel therapies. Our current clinical trials generally require that patients have received chemotherapy prior to enrollment and are primarily directed to third-line use. Depending upon the outcome of current trials, we or our collaborators may conduct future clinical trials using cell therapies for first-line therapy, but clinical trials might not be approved or if approved such trials might not lead to regulatory approval. If our cell therapies only receive third-line or second-line approval, the patient population into which we or our collaborators can supply our cell therapies will be significantly reduced, which may limit commercial opportunities.

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

Our inability to obtain sufficient product liability insurance at an acceptable price to protect against potential product liability claims could also prevent or inhibit the commercialization of our cell therapies. We currently hold £15.0 million in clinical trial insurance coverage in the aggregate per year, with a per trial limit of £5.0 million. We also hold products and services liability insurance capped at £5.0 million in the aggregate and public liability insurance capped at £5.0 million per occurrence. These levels may not be adequate to cover all liabilities that we may incur. We may also need to increase our insurance coverage as we expand the scope of our clinical trials and commercialize any of our cell therapies. In addition, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Coverage, price flexibility, and reimbursement may be limited or unavailable in certain market segments for cell therapies.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, national and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, including the Affordable Care Act (ACA) or provisions of the Inflation Reduction Act (IRA). Such regulatory changes may bring prescription drug pricing reform or healthcare affordability programs that, for example, seek to lower prescription drug costs by allowing governmental healthcare programs to negotiate prices with drug companies, put an inflation cap on drug prices, and lower out-of-pocket expenses for recipients of governmental healthcare programs. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

There is a risk that the FDA will not consider our cell therapies to be reference products for purposes of 12-year reference product exclusivity, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own full BLA, rather than via the abbreviated biosimilar pathway. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological drug products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The regulatory approval process and the amount of time it takes us to obtain regulatory approvals for our cell therapies will depend on the data that are obtained in our ongoing clinical trials and in one or more future registration or pivotal clinical trials. We may attempt to seek approval on a per indication basis for our cell therapies on the basis of a single pivotal trial or on the basis of data from a Phase 2 trial. While the FDA requires in most cases two adequate and well-controlled pivotal clinical trials to demonstrate the efficacy of a product candidate, a single trial with other confirmatory evidence may be sufficient where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically difficult. Depending on the data we obtain, the FDA or other regulatory authorities may require additional clinical trials to be carried out or further patients to be treated prior to the granting of any regulatory approval for marketing of our cell therapies. It is difficult for us to predict with such a novel technology exactly what will be required by the regulatory authorities in order to take our cell therapies to market or the timeframes under which the relevant regulatory approvals can be obtained. In December 2022, Congress passed FDORA, which made changes to the Accelerated Approval program, and it is unclear how those changes may impact our ability to obtain or maintain regulatory approval via the Accelerated Approval program.

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

The FDA’s Accelerated Approval program has come under increased scrutiny in recent years from both internal and external stakeholders have raised concerns that confirmatory trials have not been completed or have not demonstrated intended effect. Recent legislation (FDORA) has increased the FDA’s authority to impose more stringent requirements on the timing and conduct of confirmatory trials, and on the FDA’s ability to expedite the withdrawal from approval of a biological product when confirmatory trials have not been completed or do not show intended effect.

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

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

●	the benefit:risk profile of the medicinal product is positive;
●	it is likely that the applicant will be in a position to provide the comprehensive clinical data;
●	unmet medical needs will be fulfilled; and
●	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data is still required.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing authorization application for the same drug for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, a competitor could avoid our orphan drug exclusivity, if its products is shown to be clinically superior. In Europe, the orphan exclusivity may be lost vis-à-vis another drug in cases the manufacturer is unable to assure sufficient quantity of the drug to meet patient needs or if that other product is proved to be clinically superior to the approved orphan product. Generally, the clinical superiority standards in the U.S. and in Europe are similar, and a product is clinically superior if it shows greater efficacy, greater safety, or makes a major contribution to patient care.

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

There can be no assurance that any of our cell therapies will be eligible for orphan drug designation in the U.S. or in other jurisdictions or that it will obtain orphan drug exclusivity upon approval or that we will not lose orphan drug designation for ADP-A2M4. Inability to obtain orphan drug designation for a specific cell therapy or loss of such designation for ADP-A2M4 in the future would prevent any ability to take advantage of the financial benefits associated with orphan drug designation and would preclude us from obtaining marketing exclusivity upon approval, if any. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition.

The FDA’s interpretation of the scope of orphan drug exclusivity has been the subject of recent litigation in the Eleventh Circuit Court of Appeals. In the Catalyst case, the appellate court concluded that the FDA has impermissibly narrowed the scope of orphan exclusivity to the approved indication or use, rather than the broader disease or condition which was the basis of the orphan drug designation. The FDA has announced that it will continue to follow its existing regulations, notwithstanding the court decision. However, it is possible or even likely that additional litigation may arise, and there is considerable uncertainty about the scope of any orphan drug exclusivity that our products may be awarded.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

The production of cell therapies is highly regulated and subject to constant inspection. The regulatory environment may also change from time to time. Any failure to comply with regulatory requirements, whether in the U.S. or in other countries in which our cell therapies are supplied, may result in investigation by regulatory authorities, suspension of regulatory authorizations and, as a result, suspension of clinical programs or ability to supply any of our cell therapies and potentially significant fines or other penalties being imposed in relation to any breach. Any failure may also harm our reputation and impact our ability going forward to obtain regulatory approvals for other cell therapies or require us to undertake additional organizational changes to minimize the risk of further breach. A failure to comply may apply to any part of our business, for example, to the processes used for manufacture of our cell therapies (including the reliability of the process) or to the processes used for treatment of patients (including tracking of patient product and supply of patient-specific product).

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

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our Chief Executive Officer; Dr. Helen Tayton-Martin, our Chief Business and Strategy Officer; William Bertrand, our Chief Operating Officer; John Lunger, our Chief Patient Supply Officer; Dr. Joanna Brewer, our Chief Scientific Officer; Dr. Elliot Norry, our Chief Medical Officer; and Gavin Wood, our Chief Financial Officer. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice which could result in us being unable to conduct our business in accordance with current timelines and priorities. Although we have employment agreements with all of our employees in the U.K., these employment agreements provide for a mutual nine months’ notice period in the case of Dr. Tayton-Martin, Mr. Wood and Dr. Brewer; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the U.S., the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger and Dr. Norry must provide 60 days’ written notice and our senior vice-presidents must provide 30 days’ written notice. This means that any of our employees in the U.S., except for Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger, Dr. Norry and our senior vice-presidents, could leave our employment at any time, with or without notice. In November 2022, we announced a headcount reduction and de-prioritization of non-core programs to extend our cash runway. Any headcount reduction may impact our ability to retain other experienced members of staff which could in turn impact our ability to progress our development programs on the timelines currently expected.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2022, we had 534 employees. As our development and commercialization plans and strategies develop, we will need to add a significant number of additional managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing growth activities and the resourcing of replacement employees in the event employees leave. The ability to hire additional individuals and to integrate those individuals into the business may be more difficult whilst the COVID-19 pandemic is ongoing given the need for certain employees to work from home, the difficulty in providing adequate training and the inability to conduct interviews in person. In November 2022, we announced a headcount reduction and de-prioritization of non-core programs to extend our cash runway. The impact of the ongoing business and employees as a result of any headcount reduction is difficult to predict and will require management to divert attention away from day-to-day activities in order to manage the reduction in headcount and transition of activities to remaining individuals.

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

Our internal information technology systems, or those of our partners, third-party CROs or other contractors or consultants, may fail or suffer cybersecurity incidents, including related to data protection and privacy laws and adversely affect our business and operations.

In the ordinary course of business, we collect, store, use, transmit, disclose and otherwise process proprietary, confidential and sensitive data (including personal data such as health-related data), intellectual property and trade secrets. We may process such information on our internal networks or rely upon third-party service providers, partners, CROs and other contractor and consultants, and technologies, to operate critical business systems to process such information in a variety of contexts (including, without limitation, third-party providers of cloud-based infrastructure, personnel email and other functions). Despite the implementation of security policies and procedures, the computer systems on which such information is processed or stored may be subject to cybersecurity threats. Our third-party providers may also be subject to cybersecurity threats which they do not detect on a timely basis and which may in turn impact our business. During the fourth quarter of 2022 one of our third party suppliers suffered a cybersecurity breach which resulted in payments being made to the wrong accounts. There was no financial impact to the Company as a result of the breach. We have implemented additional verification steps to mitigate the risk of a similar breach to third party systems that could affect us in the future.

We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. If a failure, accidental or cybersecurity breach were to occur and cause interruptions, it could result in a breach, loss or compromise of critical or sensitive information, including personal information, and could give rise to legal liability and regulatory action under data protection and privacy laws such as the General Data Protection Regulation (“GDPR”) and relevant member state law in the European Union, the California Consumer Privacy Act and the California Privacy Rights Act (“CCPA”), and other domestic state and federal privacy laws that have been or may be passed such as HIPAA, and such laws may result in liability through private actions and enforcement or could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate. Moreover, because we maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information. Our current cybersecurity liability insurance, and any such insurance that we may obtain in the future, may not cover the damages we would sustain based on any breach of our computer security protocols or other cybersecurity attack. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, our reputation could be harmed and we could incur significant liabilities and the further development, clinical evaluation, or commercialization of our product candidates could be disrupted.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. In addition, we have registered an aggregate of 151,248,915 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of December 31, 2022, an aggregate of 75,064,373 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. In addition, it is not entirely clear how to apply the income test to a company like us, which for any particular taxable year may have gross income that is either entirely passive or that significantly exceeds any active gross income, but the overall losses of which from research and development activities exceed the overall amount of its gross income for that year. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, although not free from doubt, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2022. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

We have taken steps to remediate the material weakness, including (i) recruiting appropriate personnel with appropriate qualification, including a Vice President Financial Controller with experience of income tax accounting; (ii) improving the design of our controls for deferred income taxes, specifically in enhancing the requirements to perform the assessment of deferred income tax assets to enable new personnel to effectively execute the control and (iii) enhancing the training provided to the individuals operating the deferred income taxation controls.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes the facilities we lease as of December 31, 2022, including the location and size of the facilities, and their primary use.

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

As of December 31, 2022, all of the above sites were utilized by the Company. During January 2023, the Company served notice to terminate the lease of one of its facilities in Abingdon, Oxfordshire of 11,657 square feet effective on May 31, 2023.

We believe that our existing facilities are adequate for our near-term needs, but we expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space will be available as required in the future on commercially reasonable terms.

Item 3.  Legal Proceedings

As of December 31, 2022, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

Our ADSs have been listed on The Nasdaq Global Select Market since May 6, 2015 and are traded under the symbol “ADAP”. Each ADS represents six ordinary shares. As of March 3, 2023, there were approximately 27 holders of record of our ordinary shares, par value £0.001 per share, and approximately nine holders of record of our ADSs. The closing sale price per ADS on Nasdaq on March 3, 2023 was $1.76.

Equity Compensation Plans

For information about our equity compensation plans, see Part III, Item 11, below

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2022.

Company Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2022.

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

Performance of Adaptimmune ADS price ($) as a multiplier of IPO pricing, compared to the relative performance of the NASDAQ Biotech index and Nasdaq Composite over the same period
Multiplier on IPO pricing
3.5
3
2.5
2
1.5
1
0.5
0
06-May-15
30-Jun-15
30-Sep-15
31-Dec-15
31-Mar-16
30-Jun-16
30-Sep-16
31-Dec-16
31-Mar-17
30-Jun-17
30-Sep-17
31-Dec-17
31-Mar-18
30-Jun-18
30-Sep-18
31-Dec-18
31-Mar-19
30-Jun-19
30-Sep-19
31-Dec-19
31-Mar-20
30-Jun-20
30-Sep-20
31-Dec-20
31-Mar-21
30-Jun-21
30-Sep-21
31-Dec-21
31-Mar-22
30-Jun-22
30-Sep-22
31-Dec-22
ADAP
Nasdaq Biotech index
Nasdaq Composite

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

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include genetically engineered T-cell receptors (“TCRs”) and HLA-independent TCRs (“HiTs”) where surface proteins are targeted independently of the peptide-HLA complex. Our cell therapies are currently manufactured on an autologous or per patient basis and we have a proprietary preclinical allogeneic platform for the development of “off the shelf” cell therapies.

Our MAGE-A4 cell therapy franchise includes T-cell therapy products targeting solid tumor indications in which the MAGE-A4 antigen is expressed, with responses seen in eight indications (head and neck, esophagogastric junction (“EGJ”), non-small cell lung cancer (NSCLC)-squamous, synovial sarcoma, melanoma, urothelial, ovarian and myxoid/round cell liposarcoma (MRCLS) indications). Filing of a Biologics License Application (BLA) for the lead product (afamitresgene autoleucel or “afami-cel”) in synovial sarcoma has been initiated with the U.S. Food and Drug Administration (“FDA”), with completion of the filing targeted for mid-2023.

Clinical programs with our MAGE-A4 targeted cell therapies are focused around synovial sarcoma with afami-cel and urothelial, head and neck and ovarian cancers with our ADP-A2M4CD8 cell therapy:

●	SPEARHEAD-1 Phase 2 Trial with afami-cel (ADP-A2M4): A registration directed Phase 2 clinical trial is ongoing in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohort 1 is complete, and the cohort met its primary endpoint with an overall response rate (ORR) of approximately 39% and a median duration of response of 50.3 weeks seen in synovial sarcoma patients. Cohort 2 of the trial is ongoing although enrollment is now complete.

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8. A Phase 2 trial for people with platinum resistant ovarian cancer is initiating in early 2023. We have received RMAT designation for ADP-A2M4CD8 for the treatment of this indication from the FDA. In the Phase 1 SURPASS trial an ORR of 43% in ovarian cancer was reported in November 2022.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for ADP-A2M4CD8, focusing on patients with head and neck and urothelial cancers in which the MAGE-A4 antigen is expressed. Across all indications and as of November 23, 2022, the trial has an overall response rate of 37%. In the focus areas of ovarian, urothelial and head and neck cancers the response rate is 75% in patients with 3 or fewer prior lines of therapy (9 out of 12 patients). The trial includes a combination cohort where participants receive a combination of ADP-A2M4CD8 together with a checkpoint inhibitor (nivolumab). Two new cohorts in urothelial and head and neck cancers for patients with fewer lines of therapy and in combination with standard of care in those settings are also planned to initiate shortly.

Outside of the MAGE-A4 franchise, we have a preclinical program for T-cell therapies directed to the PRAME target which is expressed in a broad range of tumors. This program is being transitioned from GSK following termination of our collaboration agreement with GSK. Dependent on the data arising from the preclinical program, the first cell therapy targeting PRAME is anticipated to be IND-ready by the end of 2023.

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform. The platform utilizes cells derived from Induced Pluripotent Stem Cells (“iPSCs”), which can be gene-edited to express our engineered TCRs or other constructs and then differentiated into the required end cell type, for example T-cells. The platform is applicable to all of our cell therapies.

We have a strategic collaboration with Genentech Inc (“Genentech”). The collaboration with Genentech covers the research and development of “off-the-shelf” cell therapies for up to five shared cancer targets (“off-the-shelf” products) and the development of a novel allogeneic personalized cell therapy platform.

We also have several development and research collaborations including a clinical and preclinical alliance agreement with MD Anderson Cancer Center. A prior collaboration with GSK terminated during 2022 and we are negotiating a transition agreement with GSK in relation to ongoing clinical trials with T-cell therapies directed to the NY-ESO and PRAME targets. A prior Co-development and Co-commercialization agreement (the “Astellas Collaboration Agreement”) with Universal Cells, Inc., a wholly-owned subsidiary of Astellas Pharma Inc. under which we collaborated with Universal Cells to research, develop, and commercialize certain cellular therapy products directed to certain targets was mutually agreed to terminate as of March 6, 2023. Termination does not impact the development of our allogeneic cell lines for our internal allogeneic programs or for our collaboration with Genentech Inc. The parties previously terminated an Amended and Restated Research Collaboration and License Agreement, dated January 13, 2020, effective February 26, 2023.

We are an integrated cell therapy company with our own manufacturing facility in the U.S. for autologous products and in the United Kingdom (“U.K.”) for allogeneic products together with a dedicated lentiviral vector manufacturing in the UK. This enables us to continue improving the patient experience associated with our cell therapies including the ability to rapidly introduce improvements to the manufacturing process and patient supply chain.

In November 2022 we took a decision to focus our clinical and preclinical programs on the MAGE-A4 and PRAME targets including the BLA submission for afami-cel. We have stopped the SURPASS-2 trial in GE cancers and the TIL-IL7 program. We have also paused any further investment in non-core activities including certain preclinical programs including the HiT program, additional target programs (other than the PRAME program) and alternative HLA programs. We also announced that investment in commercialization of afami-cel will be delayed given the BLA filing timelines. Given the de-prioritisation of non-core programs resulting from this decision, we are undertaking associated cost reduction activities including a reduction in headcount of approximately 25% which we currently estimate will extend our cash runway into early 2025. The headcount reduction has now concluded.

On March 6, 2023 we announced entry into a definitive agreement under which we will combine with TCR² Therapeutics Inc (“TCR2”) in an all-stock transaction to create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company will utilize engineered T-cell therapies targeting MAGE-A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70. The merger agreement was unanimously approved by the boards of directors of both companies. Following the closing of the transaction, Adaptimmune shareholders will own approximately 75% of the combined company and TCR2 stockholders will own approximately 25% of the combined company. The agreement contains customary representations, warranties and covenants given by us and TCR2. The agreement also contains customary pre-closing covenants, including covenants by each of the parties relating to conduct of their respective business prior to the closing of the transaction. The transaction is expected to close in Q2 2023, subject to the receipt of approvals by Adaptimmune shareholders and TCR2 stockholders and satisfaction or waiver of other customary closing conditions. Following the closing of the transaction we currently estimate that the cash runway of the combined company will extend into early 2026.

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to the research and development of our cell therapies. We expect to continue to incur losses for the foreseeable future and our net losses may fluctuate significantly from quarter to quarter. Our expenses may increase significantly depending on the progress of our clinical trials, requirements to conduct additional clinical trials (including as a result of the filing of a BLA), requirement for further manufacturing to support our development activities, investment in additional manufacturing capabilities, requirements to support collaborations or engagement with third parties and investment in resources and infrastructure to support the planned commercialization of our cell therapies. Further information can be founded in Item 1A. Risk Factors.

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

Financial Operations Overview

Revenue

The Company had three revenue-generating contracts with customers in the years ended December 31, 2022 and 2021: a collaboration and license agreement with GSK, a collaboration agreement with Astellas and a strategic collaboration and license agreement with Genentech.

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

The GlaxoSmithKline (“GSK”) Collaboration and License Agreement

The GSK Collaboration and License Agreement consisted of multiple performance obligations. GSK nominated its third target under the Collaboration and License Agreement in 2019, and the Company received $3.2 million following the nomination of the target and a further $4.2 million in June 2021 following achievement of a development milestone, which were being recognized as revenue as development progressed.

The collaboration was terminated in October 2022. A further amendment to the collaboration agreement was entered into on December 19, 2022 for the deletion of certain provisions relating to GSK’s post termination manufacturing and supply obligations and payment of £5 million ($6 million) by GSK to Adaptimmune. The revenue associated with this payment and the remaining deferred income relating to the third target of $0.4 million were recognized as revenue in the year-ended December 31, 2022.

The Astellas Collaboration Agreement

On January 13, 2020, the Company entered into a collaboration agreement with Universal Cells Inc. a wholly owned subsidiary of Astellas Pharma Inc, (“Astellas”). The Company received a $50.0 million non-refundable upfront payment in January 2020 after entering into the agreement. Under the agreement the parties will agree on up to three targets and will co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas will fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas will have sole rights to develop and commercialize products resulting from these two targets.

The agreement consists of the following performance obligations: (i) research services and rights granted under the co-exclusive license for each of the three co-development targets and (ii) the rights granted for each of the two independent Astellas targets. The revenue allocated to the co-development targets is recognized as the development of products directed to the targets progresses up until completion of a Phase 1 trial. The revenue allocated to each of the research licenses for the targets being independently developed by Astellas will be recognized when the associated license commences, which is upon designation of a target by Astellas. The agreement was terminated by mutual agreement on March 6, 2023.

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

Research and development expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium sized companies (“SME R&D Tax Credit Scheme”), whereby our principal research subsidiary company, Adaptimmune Limited, is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 33.4% of eligible research and development expenditures, decreasing to 18.6% after April 1, 2023. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which we do not receive income. Subcontracted research expenditures are eligible for a cash rebate of up to approximately 21.7%, decreasing to 12.1% after April 1, 2023. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by Adaptimmune Limited, are eligible for inclusion within these tax credit cash rebate claims.

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 12% (up to April 1, 2020) and 13% (after April 1, 2020) of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.5% of qualifying expenditure for the year ended December 31, 2022. The RDEC Scheme tax relief rate is scheduled to increase to 20% after April 1, 2023, which may result in a payable tax credit at an effective rate of 15%.

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

General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including benefits;
●	provisions for restructuring activity;
●	business development expenses, including travel expenses;
●	professional fees for auditors, lawyers and other consulting expenses;
●	costs of facilities, communication, and office expenses;
●	cost of establishing commercial operations;
●	information technology expenses;
●	amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and
●	share-based compensation expenses.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2022, and 2021, together with the changes to those items (in thousands):

	Year ended
	December 31,
	2022	2021	Increase/decrease
Revenue	$27,148	$6,149	$20,999	342%
Research and development expenses	(127,726)	(111,090)	(16,636)	15%
General and administrative expenses	(63,387)	(57,305)	(6,082)	11%
Total operating expenses	(191,113)	(168,395)	(22,718)	13%
Operating loss	(163,965)	(162,246)	(1,719)	1%
Interest income	1,542	1,095	447	41%
Other (expense) income, net	(536)	3,852	(4,388)	(114)%
Loss before income tax expense	(162,959)	(157,299)	(5,660)	4%
Income tax expense	(2,497)	(791)	(1,706)	216%
Loss for the period	$(165,456)	$(158,090)	$(7,366)	5%

Revenue

Revenue increased by $21.0 million to $27.1 million in the year ended December 31, 2022, compared to $6.1 million for the year ended December 31, 2021, due largely to an increase in development activities under our collaboration agreements. In particular, the Company recognized revenue in relation to development activities under the Genentech agreement for the year ended December 31, 2022, however, as the agreement was not effective until October 19, 2021, there was minimal revenue from development activities under the Genentech agreement for the year ended December 31, 2021. Revenue also increased due to a $6 million payment from GSK as a result of the termination and amendment to the GSK agreement.

We expect that revenues will increase in future periods as the Company continues activities under the Genentech and Astellas agreements.

Research and development expenses

Research and development expenses increased by $16.6 million to $127.7 million for the year ended December 31, 2022 from $111.1 million for the year ended December 31, 2021. Our research and development expenses comprise the following (in thousands):

	Year ended
	December 31,
	2022	2021	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$86,611	79,505	$7,106	9%
Subcontracted expenditure	54,689	46,469	8,220	18%
Manufacturing facility expenditure	8,072	9,584	(1,512)	(16)%
Share-based compensation expense	6,264	9,052	(2,788)	(31)%
In-process research and development costs	2,316	562	1,754	312%
Reimbursements receivable for research and development tax and expenditure credits	(30,226)	(34,082)	3,856	(11)%
	$127,726	$111,090	$16,636	15%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $16.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to the following:

●	an increase of $7.1 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by an increase in the average number of employees engaged in research and development in the year ended December 31, 2022;
●	an increase of $8.2 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses, largely driven by an increase in external manufacturing costs and an upfront payment to Alpine. This was offset by a decrease in clinical trial expenses;
●	a decrease of $2.8 million in share-based compensation expense due to a decrease in the fair value of options granted and increase in the value of forfeitures. This was offset by an increase in the number of options granted;
●	an increase of $1.8 million in in-process research and development costs due to milestones accrued for, and paid to, Universal Cells; and
●	a decrease in reimbursements receivable for research and development tax and expenditure credits of $3.9 million due primarily to a decline in the average exchange rate between pounds sterling and the U.S. dollar.

Our subcontracted costs for the year ended December 31, 2022 were $54.7 million, compared to $46.5 million in the same period of 2021. This includes $40.1 million directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $14.6 million of other costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

General and administrative expenses

General and administrative expenses increased by $6.1 million to $63.4 million for the year ended December 31, 2022 compared to $57.3 million in the same period in 2021. Our general and administrative expenses comprise the following (in thousands):

	Year ended
	December 31,
	2022	2021	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$31,903	$28,970	$2,933	10%
Restructuring charges	2,297	—	2,297	N/A %
Other corporate costs	19,555	18,911	644	3%
Share-based compensation expense	11,976	11,577	399	3%
Reimbursements	(2,344)	(2,153)	(191)	9%
	$63,387	$57,305	$6,082	11%

The net increase in our general and administrative expenses of $6.1 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to an increase of $2.9 million in salaries, depreciation of property, plant and equipment and other employee-related costs due to an increase in average headcount compared to the same period in 2021 and the recognition of a $2.3 million restructuring provision at December 31, 2022, relating to redundancy payments that are expected to be made in Q1 2023.

Interest income

Interest income was $1.5 million for the year ended December 31, 2022, compared to $1.1 million for the year ended December 31, 2021. Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization/accretion of the premium/discount on purchase of the debt securities. Amortization on available-for-sale debt securities for the year ended December 31, 2022, was $2.5 million compared to amortization of $5.3 million for the year ended December 31, 2021.

Other (expense) income, net

Other (expense) income, net was an expense of $0.5 million for the year ended December 31, 2022 compared to income of $3.9 million for the year ended December 31, 2021. Other income, net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, and intercompany loans held in U.S. dollars by our U.K. subsidiary other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future.

Income taxes

Income tax expenses were $2.5 million for the year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. Income taxes have increased by $1.7 million for the year ended December 31, 2022 compared to the same period in 2021 due to changes to U.S. taxation regime coming into effect, affecting the period over which certain expenses may be deducted from taxable income. We incur losses in the United Kingdom.

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

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our Astellas Collaboration Agreement and Genentech and GSK Collaboration and License Agreements, government grants and research and development tax and expenditure credits. From inception through to December 31, 2022, we have raised:

●	$870.0 million of proceeds from issues of equity, net of issue costs;
●	$384.1 million through collaborative arrangements with Genentech, GSK and Astellas; and
●	$108.9 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of December 31, 2022, we had cash and cash equivalents of $108.0 million and Total Liquidity of $204.6 million. We believe that our Total Liquidity will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2025.

During the year ended December 31, 2022, the Company incurred a net loss of $165.5 million, used cash of $141.8 million in its operating activities, and generated revenues of $27.1 million. The Company has incurred net losses since inception, and it expects to incur operating losses in foreseeable future periods.

Management considers that there are no conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Net cash (used in)/provided by operating activities	$(141,769)	$10,729	$(53,591)
Net cash provided by/(used in) investing activities	89,137	75,800	(278,924)
Net cash provided by financing activities	12,867	32,888	340,051
Cash, cash equivalents and restricted cash	109,602	151,666	61,484

Year ended December 31, 2022 compared to year ended December 31, 2021

Net cash used in operating activities increased by $152.5 million to $141.8 million for the year ended December 31, 2022, from a net cash provided by operating activities of $10.7 million for the year ended December 31, 2021. The net cash used in operating activities in the year end December 31, 2022 was partially offset by a $20 million additional payment received under the Genentech Collaboration and License Agreement in December 2022, as compared to a $4.2 million milestone payment received under the GSK Collaboration and License Agreement and the upfront payment of $150.0 million received under the Genentech agreement in October 2021. The U.K. R&D tax credits received in the year ended December 31, 2022, were $4.0 million higher than that received during the year ended December 31, 2021.

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

Components of cash flows from operating activities

Net cash used in operating activities of $141.8 million for the year ended December 31, 2022 comprised a net loss of $165.5 million offset by noncash items of $25.2 million and $1.5 million of unfavorable changes in operating assets and liabilities. The most significant items impacting the change in operating assets and liabilities include the $20 million additional payment from Genentech and $26.9 million in U.K. R&D tax credit receipts, offset by $6 million receivable due from GSK. The noncash items consisted primarily of depreciation expense on plant and equipment of $5.3 million, amortization of intangibles of $0.8 million, share-based compensation expense of $18.2 million, amortization of marketable securities of $2.5 million, unrealized foreign exchange gains of $2.4 million and other losses of $0.8 million.

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

Investing Activities

Net cash provided by investing activities was $89.1 million for the year ended December 31, 2022 compared to net cash provided by investing activities of $75.8 million for the year ended December 31, 2021. The Company invests surplus cash and cash equivalents in marketable securities. Cash provided by investing activities increased in the year ended December 31, 2022. Maturity or redemption of marketable securities of $167.0 million was offset by investment in marketable securities of $48.1 million in the year ended December 31, 2022.

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

Financing Activities

Net cash provided by financing activities was $12.9 million, $3.3 million and $340.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Net cash provided by financing activities for the year ended December 31, 2022 consisted of net proceeds from public offerings of $12.8 million and proceeds from exercise of share options of $0.1 million.

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

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$108,033	$149,948
Marketable securities - available-for-sale debt securities	96,572	219,632
Total Liquidity	$204,605	$369,580

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall solvency and liquidity, financial flexibility, capital position and leverage. The definition of Total Liquidity includes marketable securities, which are highly liquid and available to use in our current operations.

Material Cash Requirements

As of December 31, 2022 the Company does not have any products approved for sale and has not generated any revenue from product supplies or royalties. The Company’s material cash requirements primarily relate to costs associated with the clinical development of our cell therapies, the development and enhancement of our manufacturing capabilities and securing a commercially viable manufacturing platform for all of our cell therapies, advancing additional cell therapies into preclinical testing and progressing such cell therapies through to clinical trials, supporting commercialization for ADP-A2M4 and to fund working capital, including for other general corporate purposes.

Operating leases

As of December 31, 2022 the Company had material operating lease obligations of $23.1 million under non-cancellable leases for laboratory and office property in Oxfordshire, United Kingdom, and Philadelphia, United States. Further details of our operating leases are provided in Item 2 and in Note 8 of Item 16 of this Annual Report.

Purchase obligations

As of December 31, 2022, the Company’s unconditional purchase obligations for capital expenditure totaled $2.5 million and include signed orders for capital equipment and capital expenditure for construction and related expenditure relating to its properties in the United Kingdom and the United States, of which the Company expects to incur $2.3 million within one year, and $0.2 million within one to three years.

The Company also had non-cancellable commitments for the purchase of clinical materials, contract manufacturing and maintenance which have been committed but not yet received, and committed funding under the MD Anderson strategic alliance, of up to $10.9 million, of which the Company expects to incur $10.7 million within one year, $0.1 million within one to three years and $0.1 million within three to five years. The amount and timing of these payments vary depending on the rate of progress of development.

Future payments associated with clinical trials are not considered purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

MD Anderson

In 2016, we entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer. We and MD Anderson are collaborating on a number of studies including clinical and preclinical development of our SPEAR T-cell therapies and we will collaborate on future clinical stage first and second generation SPEAR T-cell therapies such as ADP-A2M4 across a number of cancers, including urothelial, lung, ovarian, head and neck, melanoma, synovial sarcoma, esophageal and gastric cancers. Under the terms of the agreement, we committed at least $19.6 million to fund studies. The Company made an upfront payment of $3.4 million to MD Anderson in the year ended December 31, 2017 and milestone payments of $2.3 million, $3.5 million and $0.5 million in the years ended December 31, 2018, 2020 and 2021, respectively. A further milestone of $2.3 million was met and paid in year ended December 31, 2022. Payment of this funding is contingent on mutual agreement to study orders under the alliance agreement and the performance of set milestones by MD Anderson. The timing and amount of future payments is uncertain.

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

On May 14, 2019, we entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine. We paid an upfront exclusive license option fee of $2.0 million to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288 million, which may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2.0 million and the payments for ongoing research are recognized within Research and development. A further payment of $1 million was paid and recognized within Research and development in the Consolidated Statement of Operations for the year ended December 31, 2022. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

In 2015, we entered into a Research Collaboration and License Agreement relating to gene editing and HLA-engineering technology with Universal Cells. We paid an upfront license fee of $2.5 million to Universal Cells. A milestone payment of $3.0 million was made in February 2016 and further milestone payments of $0.2 million and $0.9 million were made in the year ended December 31, 2018 and 2017, respectively. The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. The agreement was further amended as of July 22, 2022, primarily to make certain changes to development milestones and to agree on the status thereof, as agreed between the parties. Following the amendment, milestone payments of $0.5 million, $0.6 million and $0.4 million were made in the year ended December 31, 2022. A further milestone of $1.8 million has been accrued but not paid as of December 31, 2022. This Agreement was terminated by notice on January 27, 2023, effective 30 days following receipt of notice of termination. As a result of termination, all licenses between the parties to the Agreement will cease and each party is required to return all confidential information of the other party.

Critical Accounting Policies and Significant Judgments and Estimates

None to note in the year ended December 31, 2022.

Other Accounting Policies, Judgments and Estimates

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

While our accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe the following accounting policies were critical to the judgments and estimates used in the preparation of our financial statements in the years ended December 31, 2021 and 2020. For the year ended December 31, 2022 these accounting policies were not considered to be critical to the judgments and estimates used in the preparation of our financial statements.

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

There were no instances in the year-ended December 31, 2022 where an assessment of the allocation of transaction price using the relative standalone selling price was required. The modification and termination of the GSK agreement in 2022 did not require an assessment using the relative standalone selling price as the modification and termination did not result in any performance obligations being identified and there was only one remaining performance obligation that was not completely satisfied prior to the modification and termination. An assessment of the allocation of transaction price using the relative standalone selling price was required in the years ending December 31, 2021 and 2020 for the Genentech and Astellas agreements, respectively.

Determination of the cost to complete

Revenue allocated to performance obligations relating to provision of development activities is recognized using an estimate of the percentage of completion of the project based on the costs incurred on the project as a percentage of the total expected costs. The determination of the percentage of completion requires management to estimate the costs-to-complete the project. A detailed estimate of the costs-to-complete is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs. Determining the estimate of the cost-to-complete requires significant judgment and may have a significant impact on the amount and timing of revenue recognition. However, a 10% change in the cost-to-complete at December 31, 2022, would not have a significant impact on revenue recognized in the year ended December 31, 2022.

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

Deferred Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2022, we have deferred tax assets of $165.8 million, offset by deferred tax liabilities of $5.3 million and a valuation allowance of $160.5 million.

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

The deferred tax asset arising in the United States is only considered more-likely-than-not of being realized to the extent that there are available reversing temporary taxable differences. As the Company believes that our cash and cash equivalents and marketable securities will be sufficient to fund our operations, based upon our currently anticipated research and development activities and planned capital spending, into early 2025, the Company considered the U.S. subsidiary’s future taxable income over this period. Based on this assessment, the Company determined that there is not sufficient objectively verifiable positive evidence of future taxable income exclusive of reversing temporary differences and carryforwards that the U.S. subsidiary will generate each year such that it would be more-likely-than-not that the current deferred tax asset in the U.S. subsidiary may be utilized. Therefore, the Company concluded that a full valuation allowance should be maintained against the deferred tax asset of the U.S. subsidiary.

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

As of December 31, 2022, we held $96.6 million in marketable securities, with the aim of diversifying our investments and reducing credit risks. We have not entered into investments for trading or speculative purposes.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of December 31, 2022, the last business day of the reporting period, was £1.00 to $1.21.

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

Trade receivables were $7.4 million and $0.8 million as of December 31, 2022 and 2021, respectively. Trade receivables arise in relation to the Astellas Collaboration Agreement and the Genentech and GSK Collaboration and License Agreements. We have been transacting with Genentech since October 2021, Astellas since January 2020 and GSK since 2014, during which time no impairment losses have been recognized. No balances were past due as of December 31, 2022 and, as of this date, there were no receivables, either accrued or billed, due from GSK that are no longer recoverable following the termination of the GSK Collaboration and License Agreement.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2022.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2021, we identified a material weakness. This was related to our risk assessment process over the design, implementation and operational effectiveness of controls over deferred income taxes, specifically the accounting for deferred income tax asset valuation allowance which was deficient. This is described below in “Changes in Internal Control Over Financial Reporting”. In response to this material weakness, we implemented new procedures and controls and increased the internal skills and knowledge in this area. As a result, we believe this material weakness had been remediated at December 31, 2022.

Management’s Report Regarding the Effectiveness of Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonably assurance of achieving their control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

Management has concluded that our internal control over financial reporting was effective at December 31, 2022. Management has also concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control Over Financial Reporting.

There has been no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

We have taken steps to remediate the material weakness, including (i) recruiting appropriate personnel with appropriate qualification, including a Vice President Financial Controller with experience of income tax accounting; (ii) improving the design of our controls for deferred income taxes, specifically in enhancing the requirements to perform the assessment of deferred income tax assets to enable new personnel to effectively execute the control and (iii) enhancing the training provided to the individuals operating the deferred income taxation controls.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

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

Exhibit Number	Description of Exhibit
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

Exhibit Number	Description of Exhibit
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

10.47*

Employment Agreement dated as of January 26, 2022 by and between Adaptimmune, LLC and Cintia Piccina (incorporated by reference to Exhibit 10.01 to our Form 8-K Filed with the SEC on January 26, 2022).

10.48*	Employment Agreement dated as of May 4, 2022 by and between Adaptimmune Limited and Joanna Brewer (incorporated by reference to Exhibit 10.1 to our Form 8-K Filed with the SEC on May 4, 2022).
10.49*

Deed of Surrender of Part dated June 15, 2022, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to a lease of 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.1 to our Form 8-K Filed with the SEC on June 15, 2022). .

10.50*

Deed of Variation dated June 15, 2022, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to a lease of 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.2 to our Form 8-K Filed with the SEC on June 15, 2022).

10.51*

Amendment Agreement No. 8, dated December 19, 2022 between Adaptimmune Limited and GlaxoSmithKline Intellectual Property Development Ltd (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 20, 2022).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 6, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 6, 2023, in the capacities indicated.

Signature	Title	Date

/s/ Adrian Rawcliffe	Chief Executive Officer and Director	March 6, 2023
Adrian Rawcliffe	(Principal Executive Officer)

/s/ Gavin Wood	Chief Financial Officer	March 6, 2023
Gavin Wood	(Principal Accounting and Financial Officer)

/s/ David M. Mott	Chairman of the Board of Directors	March 6, 2023
David M. Mott

/s/ Lawrence M. Alleva	Director	March 6, 2023
Lawrence M. Alleva

/s/ Ali Behbahani, MD	Director	March 6, 2023
Ali Behbahani, MD

/s/ Barbara Duncan	Director	March 6, 2023
Barbara Duncan

/s/John Furey	Director	March 6 2023
John Furey

/s/ James Noble	Director	March 6, 2023
James Noble

/s/ Elliott Sigal, MD, PhD	Director	March 6, 2023
Elliott Sigal, MD, PhD

/s/ Tal Zaks, MD, PhD	Director	March 6, 2023
Tal Zaks, MD, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptimmune Therapeutics plc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Reading, United Kingdom
March 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Adaptimmune Therapeutics Plc:

Opinion on Internal Control Over Financial Reporting

We have audited Adaptimmune Therapeutics plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes collectively, the consolidated financial statements, and our report dated March 6, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Reading, United Kingdom
March 6, 2023

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$108,033	$149,948
Marketable securities - available-for-sale debt securities	96,572	219,632
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	7,435	752
Other current assets and prepaid expenses	43,330	45,126
Total current assets	255,370	415,458

Restricted cash	1,569	1,718
Operating lease right-of-use assets, net of accumulated amortization of $9,470 and $7,253	18,019	20,875
Property, plant and equipment, net of accumulated depreciation of $38,588 and $36,253	53,516	30,494
Intangible assets, net of accumulated amortization of $4,676 and $4,051	442	1,000
Total assets	$328,916	$469,545

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,753	$8,113
Operating lease liabilities, current	2,728	2,320
Accrued expenses and other current liabilities	31,215	29,909
Restructuring provision	2,285	—
Deferred revenue, current	23,520	22,199
Total current liabilities	64,501	62,541

Operating lease liabilities, non-current	20,349	23,148
Deferred revenue, non-current	160,892	177,223
Other liabilities, non-current	1,296	673
Total liabilities	247,038	263,585

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,282,773,750 authorized and 987,109,890 issued and outstanding (2021: 1,240,853,520 authorized and 937,547,934 issued and outstanding)	1,399	1,337
Additional paid in capital	990,656	959,611
Accumulated other comprehensive loss	(875)	(11,142)
Accumulated deficit	(909,302)	(743,846)
Total stockholders' equity	81,878	205,960

Total liabilities and stockholders’ equity	$328,916	$469,545

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Period Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Development revenue	$27,148	$6,149	$3,958
Revenue	27,148	6,149	3,958
Operating expenses
Research and development	(127,726)	(111,090)	(91,568)
General and administrative	(63,387)	(57,305)	(45,795)
Total operating expenses	(191,113)	(168,395)	(137,363)
Operating loss	(163,965)	(162,246)	(133,405)
Interest income	1,542	1,095	2,313
Other (expense) income, net	(536)	3,852	1,162
Loss before income tax expense	(162,959)	(157,299)	(129,930)
Income tax expense	(2,497)	(791)	(162)
Net loss attributable to ordinary shareholders	$(165,456)	$(158,090)	$(130,092)

Net loss per ordinary share
Basic and diluted	$(0.17)	$(0.17)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	967,242,403	934,833,017	854,783,763

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Net loss	$(165,456)	$(158,090)	$(130,092)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax of $0, $0, and $0	60,421	5,808	(19,220)
Foreign currency (losses) gains on intercompany loan of a long-term investment nature, net of tax of $0, $0, and $0	(49,581)	(6,435)	16,364
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $0, $0, and $0	(573)	(461)	161
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0, $0, and $0	—	(6)	(89)
Total comprehensive loss for the period	$(155,189)	$(159,184)	$(132,876)

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2020	631,003,568	$943	$585,623	$(7,264)	$(455,664)	$123,638
Issuance of shares upon exercise of stock options	11,401,390	14	5,649	—	—	5,663
Issuance of shares in the January Offering	126,000,000	165	78,451	—	—	78,616
Issuance of shares upon exercise of the overallotment for the January Offering	18,900,000	24	11,914	—	—	11,938
Issuance of shares in the June Offering	123,000,000	155	209,831	—	—	209,986
Issuance of shares upon exercise of the overallotment for the June Offering	18,450,000	24	33,824	—	—	33,848
Other comprehensive loss	—	—	—	(2,784)	—	(2,784)
Share-based compensation expense	—	—	10,414	—	—	10,414
Net loss	—	—	—	—	(130,092)	(130,092)
Balance as of December 31, 2020	928,754,958	1,325	935,706	(10,048)	(585,756)	341,227
Issuance of shares upon exercise of stock options	5,723,646	8	751	—	—	759
Issue of shares under At The Market sales agreement, net of commission and expenses	3,069,330	4	2,525	—	—	2,529
Other comprehensive loss	—	—	—	(1,094)	—	(1,094)
Share-based compensation expense	—	—	20,629	—	-	20,629
Net loss	—	—	—	—	(158,090)	(158,090)
Balance as of December 31, 2021	937,547,934	1,337	959,611	(11,142)	(743,846)	205,960
Issuance of shares upon exercise of stock options	5,823,534	8	42	—	—	50
Issue of shares under At The Market sales agreement, net of commission and expenses	43,738,422	54	12,763	—	—	12,817
Other comprehensive profit	—	—	—	10,267	—	10,267
Share-based compensation expense	—	—	18,240	—	—	18,240
Net loss	—	—	—	—	(165,456)	(165,456)
Balance as of December 31, 2022	987,109,890	$1,399	$990,656	$(875)	$(909,302)	$81,878

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(165,456)	$(158,090)	$(130,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,266	5,630	6,627
Amortization	809	937	967
Share-based compensation expense	18,240	20,629	10,414
Unrealized foreign exchange (gains)/losses	(2,438)	540	(1,333)
Amortization on available-for-sale debt securities	2,525	5,276	3,836
Other	816	1,173	(55)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables and other operating assets	(9,813)	(19,358)	1,747
Decrease in non-current operating assets	—	—	2,458
Increase in payables and other current liabilities	4,408	4,207	3,867
Increase in deferred revenue	3,874	149,785	47,973
Net cash (used in)/provided by operating activities	(141,769)	10,729	(53,591)

Cash flows from investing activities
Acquisition of property, plant and equipment	(29,496)	(8,574)	(2,341)
Acquisition of intangible assets	(244)	(207)	(565)
Maturity or redemption of marketable securities	166,994	224,343	105,022
Investment in marketable securities	(48,117)	(139,762)	(381,040)
Net cash provided by/(used in) investing activities	89,137	75,800	(278,924)

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	12,817	2,529	334,388
Proceeds from exercise of stock options	50	759	5,663
Net cash provided by financing activities	12,867	3,288	340,051

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(2,299)	365	(960)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(42,064)	90,182	6,576
Cash, cash equivalents and restricted cash at start of period	151,666	61,484	54,908
Cash, cash equivalents and restricted cash at end of period	$109,602	$151,666	$61,484

Supplemental cash flow information
Interest received	$5,149	$7,765	$6,216
Amortization on available-for-sale debt securities	(2,525)	(5,276)	(3,836)
Income taxes paid	630	535	75

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $909,302,000 as of December 31, 2022.

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

Foreign exchange losses for the year ended December 31, 2022 of $536,000 and foreign exchange gains of $3,852,000 and $1,105,000 for the years ended December 31, 2021 and 2020 respectively, are included within Other (expense) income, net in the Consolidated Statement of Operations.

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

The following table shows the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2020	$(7,302)	$38	$(7,264)
Foreign currency translation adjustments	(19,220)	—	(19,220)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	16,364	—	16,364
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	161	161
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net income, net of tax of $0	—	(89)	(89)
Balance at December 31, 2020	(10,158)	110	(10,048)
Foreign currency translation adjustments	5,808	—	5,808
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(6,435)	—	(6,435)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(461)	(461)
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net income, net of tax of $0	—	(6)	(6)
Balance at December 31, 2021	(10,785)	(357)	(11,142)
Foreign currency translation adjustments	60,421	—	60,421
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(49,581)	—	(49,581)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(573)	(573)
Balance at December 31, 2022	$55	$(930)	$(875)

The following amounts were reclassified out of Other comprehensive (loss) income (in thousands):

	Amount reclassified
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	Affected line item in

Component of accumulated other comprehensive income	2022	2021	2020	the Statement of Operations
Unrealized gains on available-for-sale securities
Reclassification adjustment for gains on available-for-sale debt securities	$—	$(6)	$(89)	Other (expense) income, net

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

	December 31,	December 31,
	2022	2021

Cash and cash equivalents	$108,033	$149,948
Restricted cash	1,569	1,718
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$109,602	$151,666

(h)           Available-for-sale debt securities

As of December 31, 2022, the Company has the following investments in available-for-sale debt securities, (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$45,386	$—	$(72)	$45,314
U.S. Treasury securities	Less than 3 months	5,953	1	—	5,954
Agency bonds	3 months to 1 year	5,008	—	(154)	4,854
Corporate debt securities	3 months to 1 year	41,154	—	(704)	40,450
		$97,501	$1	$(930)	$96,572

As of December 31, 2021, the Company had the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$45,304	$22	$(21)	$45,305
Corporate debt securities	3 months to 1 year	81,590	11	(75)	81,526
Agency bonds	1 year to 2 years	5,000	—	(7)	4,993
Corporate debt securities	1 year to 2 years	88,095	—	(287)	87,808
		$219,989	$33	$(390)	$219,632

Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current based on the maturity dates and management’s intentions.

At December 31, 2022, the Company has classified all of its available-for-sale debt securities as current assets on the accompanying Consolidated Balance Sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investment in available-for-sale debt securities is measured at fair value at each reporting date. Unrealized gains and losses are excluded from earnings and are reported as a component of Other comprehensive (loss) income, net of tax. Realized gains and losses are included in Other income (expense), net. Interest income and amortization of premiums and discounts at acquisition are included in Interest income. In the year ended December 31, 2022, 2021 and 2020 proceeds from the maturity or redemption of available-for-sale debt securities were $166,994,000, $224,343,000 and $105,022,000 respectively. There were realized gains of $0, $6,000 and $89,000 recognized on early settlement of available-for-sale debt securities during the years ended December 31, 2022, 2021 and 2020 respectively. The Company reclassified the gains and losses out of accumulated other comprehensive loss during the same periods.

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

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for 12 months or longer:
Corporate debt securities	$74,481	16	$(679)	$8,232	1	$(35)
Agency bond	4,854	1	(154)	—	—	—

Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$11,283	2	$(97)	$163,258	34	$(348)
Agency bond	—	—	—	4,993	1	(7)
	$90,618	19	$(930)	$176,483	36	$(390)

As of December 31, 2022 and 2021, these securities are not considered to be other than temporarily impaired because the impairments are not severe and are due to normal market and exchange rate fluctuations. Nineteen securities have been in an unrealized loss position for more than one year with a net total unrealized loss of $833,000. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, and it is unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

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

Management analyses current and past due accounts and determines if an allowance for uncollectible accounts is required based on collection experience and other relevant information. As of December 31, 2022 and 2021, the allowance for doubtful accounts is $nil. The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

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

In July 2015, the Company entered into a 15-year lease agreement, with an early termination option at 123 months, for offices and research facilities in Philadelphia, United States. The lease commenced upon completion of construction in October 2016.

In August 2021, the Company entered into a two-year lease agreement for the lease of a building at Milton Park, Oxfordshire, United Kingdom with the term of the lease expiring on August 12, 2023. The lease contains termination options exercisable by the Company on a minimum of four months prior notice. During January 2023, the Company served notice to terminate the lease effective on May 31, 2023.

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

Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred. The Company expensed acquired in-process R&D of $2,316,000, $562,000 and $889,000 in the years ended December 31, 2022, 2021 and 2020, respectively.

Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product.

Research and development expenditure is presented net of R&D tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. As a company that carries out extensive research and development activities, Adaptimmune Limited is able to surrender the trading losses that arise from its qualifying research and development activities for a payable tax credit. Reimbursable

R&D tax and expenditure credits were $30,226,000, $34,082,000 and $19,442,000 in the years ended December 31, 2022, 2021 and 2020, respectively.

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

(r)          Retirement benefits

The Company operates defined contribution pension schemes for its directors and employees. The contributions to this scheme are expensed to the Consolidated Statement of Operations as they fall due. The pension contributions for the years ended December 31, 2022, 2021, and 2020 were $2,810,000, $2,505,000 and $2,070,700, respectively.

(s)          Interest income

Interest income arises on cash, cash equivalents and available-for-sale debt securities and is net of amortization (accretion) of the premium (discount) on purchase of the debt securities of $2,525,000, $5,276,000, and $3,836,000 in the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Numerator for basic and diluted loss per share
Net loss	$(165,456)	$(158,090)	$(130,092)
Net loss attributable to shareholders used for basic and diluted EPS calculation	$(165,456)	$(158,090)	$(130,092)

Denominator for basic and diluted loss per share
Weighted average number of shares used to calculate basic and diluted loss per share	967,242,403	934,833,017	854,783,763

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Weighted average number of share options(1)	155,673,264	115,225,480	93,812,818

From January 1, 2023 through to March 6, 2023, the Company granted 21,755,328 options over ordinary shares with an exercise price determined by reference to the market value of an ADS at the closing rate on the last business day prior to the date of grant, and 19,866,912 options over ordinary shares with an exercise price equal to the nominal value of the ordinary shares (£0.001 per share). These grants have not been included in the figures above.

(v)          Restructuring costs

Restructuring costs are comprised of amounts payable to employees because of redundancy related to restructuring programs. The Company classifies redundancy payments as either, contractual termination benefits if they relate to an ongoing benefit arrangement, including terms of employment contracts or termination benefits that arise from employment law in the relevant jurisdiction, or, one-time employee termination benefits if the benefits are not related to an ongoing benefit arrangement or represent a one-time enhancement to an ongoing benefit arrangement.

A liability for contractual termination benefits is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated.

A liability for one-time employee termination benefits is recognized from the communication date. If employees are not required to render service until they are terminated or will not be retained to render service beyond the minimum retention period in order to receive the termination benefits, a liability for one-time employee termination benefits is recognized at the communication date. If employees are required to render services beyond the minimum retention period in order to receive the termination benefits, a liability is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the required service period.

Restructuring costs are recognized within General and administrative expenses with the corresponding liability recognized in current or non-current liabilities depending on the expected timing of payments.

(w)          New accounting pronouncements

Adopted in the year ended December 31, 2022

Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued ASU 2021-10 - Disclosures by Business Entities about Government Assistance which requires entities to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The guidance is effective for the fiscal year beginning January 1, 2022. The guidance has been adopted using the retrospective approach however adoption has not had a material impact on the Company’s consolidated financial statements as the disclosure requirements align with disclosures provided in prior periods for R&D tax and expenditure credits from the U.K. government.

To be adopted in future periods

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. In November 2019, the FASB issued ASU 2019-10 which resulted in the postponement of the effective date of the new guidance for eligible smaller reporting companies (as defined by the SEC), including the Company, at that time to the fiscal year beginning January 1, 2023. The Company intends to adopt the guidance in the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company has evaluated the impact of adopting the guidance on its Consolidated financial statements and does not expect there to be a material impact.

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

Note 3 — Revenue

The Company had three revenue-generating contracts with customers in the years ended December 31, 2022 and 2021: a collaboration and license agreement with GSK, a collaboration agreement with Astellas and a strategic collaboration and license agreement with Genentech.

Revenue comprises the following categories (in thousands):

	Year ended
	December 31,
	2022	2021	2020

Development revenue	$27,148	$6,149	$3,958
	$27,148	$6,149	$3,958

Deferred revenue decreased by $15,010,000 from $199,422,000 at December 31, 2021 to $184,412,000 at December 31, 2022 primarily due to a $20,601,000 decrease caused by the change in the exchange rate between pounds sterling and the U.S. dollar from £1.00 to $1.35 at December 31, 2021 to £1.00 to $1.21 at December 31, 2022 and due to $17,648,000 of revenue recognized during the period. This was offset by a $20,000,000 additional payment received under the Genentech Collaboration and License Agreement in December 2022.

Deferred revenue increased by $147,330,000 from $52,092,000 at January 1, 2021 to $199,422,000 at December 31, 2021 due to a $4,200,000 milestone payment received under the GSK Collaboration and License Agreement in June 2021 and the upfront payment of $150,000,000 received under the Genentech Collaboration and License Agreement in October 2021. This was offset by $1,498,000 of revenue recognized during the period.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of December 31, 2022, was $340,713,000.

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

Under the terms of the Agreement, Adaptimmune will receive $150 million as an upfront payment, which was received in the fourth quarter of 2021. Adaptimmune may also receive:

●	$150 million in additional payments spread over a period of 5 years from the effective date of the Agreement, unless the agreement is earlier terminated, of which $20 million was received in the fourth quarter of 2022;
●	Research milestones of up to $50 million;
●	Development milestones of up to $100 million in relation to the development of “off-the-shelf” T-cell therapies per collaboration target (unless Adaptimmune exercises its right to opt-in to receive a profit share) and up to $200 million in relation to the development of personalized T-cell therapies;
●	Commercialization milestones of up to $1.1 billion for “off-the-shelf” T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming “off-the-shelf” T-cell therapies are developed to 5 targets) and for personalized T-cell therapies; and
●	Net sales milestones of up to $1.5 billion for “off-the-shelf” T-cell therapies (unless Adaptimmune exercises its right to opt-in to receive a profit share and assuming “off-the-shelf” T-cell therapies are developed to 5 targets) and for personalized T-cell therapies.

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

The aggregate transaction price at inception of the agreement was $313.6 million comprising the $150 million upfront payment, $150 million of additional payments and $13.6 million of other consideration. The fees for extension of the research program, additional collaboration target designation fees, and future research, development and commercialization milestones are not considered probable as of December 31, 2022 and have not been included in the transaction price. The Company may also receive sales milestones and royalties for future sales of the therapies. These amounts have not been included within the transaction price as of December 31, 2022 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2022 was $283,206,000, of which $174,125,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $90,169,000 is allocated to the research services and rights granted for the personalized therapies, $12,766,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $4,917,000 is allocated to the material right for the first option to extend the research term and $1,229,000 is allocated to the material right for the option to extend the research term a second time.

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

The aggregate transaction price at inception of the agreement was the $50,000,000 upfront payment. Future development milestones are not considered probable as of December 31, 2022 and have not been included in the transaction price. Reimbursement of the research funding over the co-development period (up until completion of a Phase 1 trial for products directed to such target) is variable consideration and included in the transaction price as of December 31, 2022 to the extent that a significant reversal of revenue is not probable. The Company may also receive sales milestones upon the achievement of specified levels of annual net sales by Astellas under an independent Astellas program. These amounts have not been included within the transaction price as of December 31, 2022 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2022 was $57,509,000, of which $13,474,000 is allocated to the rights granted for each of the two independent Astellas targets, $10,071,000 is allocated to research services and rights granted under the co-exclusive license for the first co-development target, $13,985,000 is allocated to research services and rights granted under the co-exclusive license for the second co-development target and $6,505,000 is allocated to research services and rights under the co-exclusive license for the third co-development targets.

The parties mutually agreed to terminate the agreement as of March 6, 2023, see Note 16 for further information. As the termination was only triggered and effective after December 31, 2022, there was no impact on revenue recognized in relation to the agreement in the year ended December 31, 2022.

The GSK Collaboration and License Agreement

The GSK Collaboration and License Agreement consisted of multiple performance obligations, including the transition of the NY-ESO SPEAR T-cell program to GSK, the development of a second and third target, and an exclusive license (the “NY-ESO License”) to research, develop, and commercialize the Company’s NY-ESO SPEAR T-cell therapy program.

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

Under the terms of the GSK Collaboration and License Agreement, the Company was also entitled to development milestones. The development and regulatory milestones were per product milestones and were dependent on achievement of certain obligations, the nature of the product being developed, stage of development of product, territory in which an obligation was achieved and type of indication or indications in relation to which the product was being developed. In June 2021 the Company received a $4,200,000 milestone payment following achievement of a development milestone for the third target under the GSK Collaboration and License Agreement.

The Company would have also received commercialization milestones upon the first commercial sale of a product based on the indication and the territory and mid-single to low double-digit royalties on worldwide net sales. No revenue relating to royalties was recognized relating to the GSK Collaboration and License Agreement because they were sales or usage-based royalties promised in exchange for a license of intellectual property, which were to be recognized when the subsequent sale or usage occurs, and no such sales or usage occurred prior to termination.

The payments to the Company under the contract are typically due upon achievement of milestones and within standard payment terms (approximating to 45 days). The contract does not include a significant financing component.

The amount of the transaction price allocated to the performance obligation was recognized as or when the Company satisfied the performance obligation. The Company satisfied the performance obligations relating to the development of each target over time and recognized revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company considers that this depicted the progress of the project, where the significant inputs are internal project resource and third-party clinical and manufacturing costs.

The collaboration was terminated by GSK in October 2022 and we are in discussions with GSK in relation to the transition of the NY-ESO and PRAME programs under the collaboration agreement to Adaptimmune. A further amendment to the collaboration agreement was entered into on December 19, 2022 for the deletion of certain provisions relating to GSK’s post termination manufacturing and supply obligations and payment of £5,000,000 by GSK to Adaptimmune. The amendment also meant that no further milestone payments or royalties were due from GSK to the Company.

The Company accounted for the termination of the agreement and December 19, 2022 amendment agreement as a single combined contract modification. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining partially satisfied performance obligation under the collaboration relating to the third target becoming fully satisfied. As discussions were still ongoing, and no formal agreement had been reached, as of December 31, 2022 regarding the potential transfer of the NY-ESO cell therapy program to Adaptimmune this was not accounted for in the year ended December 31, 2022. GSK continues to be responsible for the execution and costs of ongoing clinical trials. This matter will be assessed in future periods if and when an agreement is reached.

The aggregate transaction price of the contract modification was $6,500,000 comprised of the £5,000,000 ($6,100,000) payment and the remaining deferred income under the collaboration that had not been recognized as revenue as of the date of the modification of $400,000. No non-cash consideration was identified and as the contract modification removed the Company’s entitlement to future milestone payments and royalties, no variable consideration was identified.

The contract modification was accounted for on a cumulative catch-up basis. As all performance obligations were considered fully satisfied as a result of the modification and no additional performance obligations were identified, the transaction price of the modification was recognized as revenue in full in the year ended December 31, 2022 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2022.

The previous performance obligation relating to the NY-ESO License was recognized at a point-in-time, upon commencement of the license in 2018.

Note 4 — Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable and accrued expenses.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2022 are as follows (in thousands):

		Fair value measurements using
	December 31,	Level 1	Level 2	Level 3
	2022
Assets classified as cash equivalents:
Corporate debt securities	$2,984	$2,984	$—	$—

Assets classified as available-for-sale debt securities:
Corporate debt securities	$85,764	$85,764	$—	$—
U.S. Treasury securities	5,954	—	5,954	—
Agency bonds	4,854	—	4,854	—
	$96,572	$85,764	$10,808	$—

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	December 31,	Level 1	Level 2	Level 3
	2021
Assets classified as available-for-sale:
Corporate debt securities	$214,639	$214,639	$—	$—
Agency bonds	4,993	—	4,993	—
	$219,632	214,639	4,993	—

The Company estimates the fair value of available-for-sale debt securities and corporate debt securities classified as cash equivalents with the aid of a third-party valuation service, which uses actual trade and indicative prices sourced from third-party providers on a daily basis to estimate the fair value. If observed market prices are not available (for example, securities with short maturities and infrequent secondary market trades), the securities are priced using a valuation model maximizing observable inputs, including market interest rates.

Significant concentration of credit risk

The Company held cash and cash equivalents of $108,033,000, marketable securities of $96,572,000 and restricted cash of $1,569,000 as of December 31, 2022. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom.

The Company had three customers during the year-ended December 31, 2022, which are Genentech, Astellas and GSK. There were accounts receivable of $7,435,000 as of December 31, 2022, and $752,000 as of December 31, 2021. The Company has been transacting with Genentech since October 2021, Astellas since 2020 and GSK since 2014, during which time no impairment losses have been recognized. As of December 31, 2022, there were no overdue accounts receivable and no receivables, either accrued or billed, due from GSK that are no longer recoverable following the termination of the GSK Collaboration and License Agreement (see Note 3). Although there is economic uncertainty in various global markets, including the U.S. and Europe, the Company has determined that this has not significantly increased the recoverability risk relating to its receivables balances as of December 31, 2022.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm the Company’s business in the future. Management seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, the Company has not used forward exchange contracts or other currency hedging products to manage exchange rate exposure, although it may do so in the future. The exchange rate as of December 31, 2022, the last business day of the reporting period, was £1.00 to $1.21.

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

Note 5 — Other current assets

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Research and development credits receivable	$30,162	$30,773
Prepayments	9,472	9,043
Clinical materials	1,279	746
VAT receivable	490	2,482
Other current assets	1,927	2,082
	$43,330	$45,126

Note 6 — Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Computer equipment	$3,818	$3,692
Laboratory equipment	30,173	28,002
Office equipment	925	953
Leasehold improvements	28,459	28,704
Assets under construction	28,729	5,396
	92,104	66,747
Less accumulated depreciation	(38,588)	(36,253)
	$53,516	$30,494

Depreciation expense was $5,266,000, $5,630,000 and $6,627,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Acquired software licenses	$4,930	$4,842
Licensed IP rights – completed technology used in R&D	188	209
	5,118	5,051
Less accumulated amortization	(4,676)	(4,051)
	$442	$1,000

Amortization expense was $809,000, $937,000, and $967,000 for the years ended December 31, 2022, 2021 and 2020 respectively. The estimated aggregate amortization expense expected to be recorded in respect of these assets for each of the five years ended 2027 is $309,000, $105,000, $43,000, $1,000 and $1,000, respectively.

Note 8 — Operating leases

The following table shows the lease costs for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended
	December 31,
	2022	2021
Lease cost:
Operating lease cost	$4,367	$4,259
Short-term lease cost	389	419
	$4,756	$4,678

	Year ended
	December 31,
	2022	2021
Other information:
Operating cash outflows from operating leases (in thousands)	$3,746	$4,101

	December 31,
	2022	2021

Weighted-average remaining lease term - operating leases	6.9 years	7.8 years
Weighted-average discount rate - operating leases	6.8%	6.8%

The maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Operating leases

2023	$4,170
2024	3,953
2025	4,001
2026	4,055
2027	5,471
after 2027	7,324
Total lease payments	28,974
Less: Imputed interest	(5,897)
Present value of lease liability	$23,077

The Company has operating leases in relation to property for office, manufacturing and research facilities. The maximum lease term without activation of termination options is to 2041.

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

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued clinical and development expenditure	$16,749	$13,436
Accrued employee expenses	8,232	11,758
Other accrued expenditure	4,079	4,388
Other	2,155	327
	$31,215	$29,909

Note 10 — Contingencies and commitments

Leases

Lease payments under operating leases as of December 31, 2022 and information about the Company’s lease arrangements are disclosed in Note 8.

Capital commitments

As of December 31, 2022, the Company had commitments for capital expenditure totaling $2,459,000 primarily relating to construction and related expenditure for its properties in the United Kingdom and United States, of which the Company expects to incur $2,261,000 within one year and $198,000 within one to three years.

Commitments for clinical materials, clinical trials and contract manufacturing

As of December 31, 2022, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, maintenance, and committed funding under the MD Anderson strategic alliance of up to $10,928,000, which the Company expects to incur $10,662,000 within one year, $133,000 within one to three years and $133,000 within three to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites. The Company’s subcontracted costs for clinical trials and contract manufacturing were $54,689,000, $46,469,000 and $33,744,000 for the years ended December 31, 2022, 2021, and 2020 respectively.

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

Under the terms of the agreement, the Company committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,326,000, $3,549,000 and $454,000 in the years ended December 31, 2018, 2020, and 2021, respectively. A further milestone of $2,326,000 was met and paid in the year ended December 31, 2022. The Company is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. The agreement was further amended as of July 22, 2022, primarily to make certain changes to development milestones and to agree on the status thereof, as agreed between the parties. Following the amendment, milestone payments of $500,000, $600,000 and $400,000 were made in the year ended December 31, 2022. A further milestone of $1,800,000 has been accrued in accordance with the milestone schedule per the agreement but was not paid as of December 31, 2022. The upfront license and start-up fee and milestone payments were expensed to research and development when incurred.

This Agreement was terminated by notice on January 27, 2023, effective 30 days following receipt of notice of termination. As a result of termination, all licenses between the parties to the Agreement will cease and each party is required to return all confidential information of the other party.

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

Alpine Collaboration Agreement

On May 14, 2019, the Company entered into a Collaboration Agreement relating to the development of next-generation SPEAR T-cell products with Alpine. The Company paid an upfront exclusive license option fee of $2,000,000 to Alpine in June 2019. Under the agreement, Adaptimmune will pay Alpine for ongoing research and development funding costs and development and commercialization milestone payments up to a maximum of $288,000,000 may be payable if all possible targets are selected and milestones achieved. The upfront payment of $2,000,000 and the payments for ongoing research was recognized within Research and development in the Consolidated Statement of Operations for the year ended December 31, 2019. A further payment of $1,000,000 was paid and recognized within Research and development in the Consolidated Statement of Operations for the year ended December 31, 2022. Alpine would also receive low single-digit royalties on worldwide net sales of applicable products.

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

Subject to the Companies Act 2006 and the provisions of all other relevant legislation, we may by ordinary resolution declare dividends out of our profits available for distribution in accordance with the respective rights of shareholders but no such dividend shall exceed the amount recommended by the directors. If, in the opinion of the directors, our profits available for distribution justify such payments, the directors may from time to time pay interim dividends to the holders of any class of shares. Subject to any special rights attaching to or terms of issue of any shares, all dividends shall be declared and paid according to the amounts paid up on the shares on which the dividend is paid. No dividend shall be payable to us in respect of any shares held by us as treasury shares (except to the extent permitted by the Companies Act 2006 and any other relevant legislation). As of December 31, 2022, Adaptimmune Therapeutics Plc and Adaptimmune Limited have accumulated net losses and, accordingly, no profits available for distribution out of which to declare or pay dividends.

Subject to any special rights attaching to or the terms of issue of any shares, on any winding-up of the Company our surplus assets remaining after satisfaction of our liabilities will be distributed among our shareholders in proportion to their respective holdings of shares and the amounts paid up on those shares.

Effective from May 25, 2022, the Directors were generally authorized to allot new shares or to grant rights to subscribe for or to convert any security into shares in the Company up to a maximum aggregate nominal amount of £310,638.00. This authority will expire on the earlier of the conclusion of the Company’s annual general meeting in 2023 and June 30, 2023 (unless previously renewed, varied or revoked). Effective from May 25, 2022, the Directors were also empowered to allot equity securities for cash, pursuant to their general authority to allot described in this paragraph, without first offering them to existing shareholders in proportion to their existing holdings up to an aggregate maximum nominal amount of £310,638.00. This power will expire on the earlier of the conclusion of the Company’s annual general meeting in 2023 and June 30, 2023 (unless previously renewed, varied or revoked).

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

On April 8, 2022 the Company entered into a new sales agreement with Cowen (the “2022 Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In the year ended December 31, 2022, the Company sold 7,289,737 ADSs under the agreement representing 43,738,422 ordinary shares resulting in net proceeds to the Company of $12,793,448.13 after deducting commissions payable under the 2022 Sales Agreement and estimated issuance costs. As of December 31, 2022, approximately $186,702,871 remained available for sale under the 2022 Sales Agreement.

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

Generally, the vesting dates for the options granted under these plans up to December 31, 2022 are 25% on the first anniversary of the grant date and 75% in monthly installments over the following three years. However, the options granted to non-executive directors under the Adaptimmune Therapeutics plc 2015 Share Option Scheme vest and become exercisable as follows:

Options granted to non-executive directors on May 11, 2015:	Immediately on grant date
Options granted to a non-executive director on June 23, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on August 11, 2016:	100% on the first anniversary of the grant date
Options granted to non-executive directors on November 28, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on July 3, 2017	100% on the first anniversary of the grant date
Options granted to non-executive directors on June 22, 2018:	100% on the first anniversary of the grant date
Options granted to a non-executive director on July 5, 2018:	25% on the first anniversary of the grant date and 75% in monthly instalments over the following two years
Options granted to non-executive directors on July 2, 2019:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2020:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2021:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2022:	100% on the first anniversary of the grant date

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

As of December 31, 2022, all the Replacement Options under the Adaptimmune Limited schemes have vested.

The contractual life of options granted under these schemes is ten years.

The following table shows the total share-based compensation expense included in the Consolidated Statements of Operations (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Research and development	$6,264	$9,052	$4,417
General and administrative	11,976	11,577	5,997
	$18,240	$20,629	$10,414

As of December 31, 2022, there was $14,899,000 of total unrecognized compensation cost related to stock options granted but not vested under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.6 years. The following table shows information about share options granted:

	Year ended
	December 31,
	2022	2021	2020
Number of options over ordinary shares granted	31,826,293	21,300,998	15,595,374
Weighted average fair value of ordinary shares options	$0.37	$0.70	$0.59
Number of additional options with a nominal exercise price granted	24,248,424	17,765,778	8,282,152
Weighted average fair value of options with a nominal exercise price	$0.51	$0.97	$0.85

The following table summarizes all stock option activity for the year ended December 31, 2022:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2022	114,915,438	£0.52
Changes during the period:
Granted	56,074,717	£0.21
Exercised	(5,823,534)	£0.01
Expired	(3,238,371)	£0.69
Forfeited	(9,389,161)	£0.21
Outstanding at December 31, 2022	152,539,089	£0.44	7.0	£8,082
Exercisable at December 31, 2022	75,064,373	£0.64	5.3	£1,077

The following table summarizes information about stock options granted based on the market value at grant date which were outstanding as of December 31, 2022:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2022	87,387,314	£0.68
Changes during the period:
Granted	31,826,293	£0.37
Exercised	(318,222)	£0.11
Expired	(3,077,532)	£0.72
Forfeited	(3,340,390)	£0.59
Outstanding at December 31, 2022	112,477,463	£0.60	6.5	£68
Exercisable at December 31, 2022	69,769,359	£0.68	5.2	£18

The following table summarizes information about RSU-style options which were outstanding as of December 31, 2022:

		Average
		remaining	Aggregate
		contractual	intrinsic value
	Options	term (years)	(thousands)
Outstanding at January 1, 2022	27,528,124	8.5	12,720
Changes during the period:
Granted	24,248,424
Exercised	(5,505,312)
Expired	(160,839)
Forfeited	(6,048,771)
Outstanding at December 31, 2022	40,061,626	8.4	£8,014
Exercisable at December 31, 2022	5,295,014	6.6	£1,059

There were 5,823,534, 5,723,646 and 11,401,390 share options exercised in the years ended December 31, 2022, 2021 and 2020 respectively. In the years ended December 31, 2022, 2021 and 2020 the total intrinsic value of stock options exercised was $2,368,000, $4,321,000 and $8,195,000, respectively and the cash received from exercise of stock options was $50,000, $759,000 and $5,663,000 respectively. The Company recognizes tax benefits arising on the exercise of stock options regardless of whether the benefit reduces current taxes. The tax benefit arising on the exercise of stock options was $488,000, $862,000 and $1,265,000 for the years ended December 31, 2022, 2021 and 2020 respectively. The Company satisfies the exercise of stock options through newly issued shares.

Outstanding				Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Total share	remaining	average	Total share	average
Exercise price	options	contractual life	exercise price	options	exercise price
£0	40,061,626	8.4	£0.00	5,295,014	£0.00
0.01 - 0.25	8,412,475	9.1	0.22	738,325	0.19
0.26 - 0.50	38,339,879	6.9	0.41	14,287,927	0.42
0.51 - 0.75	36,255,404	5.9	0.60	32,291,011	0.61
0.76 - 1.00	24,103,880	6.1	0.84	17,446,630	0.87
1.01 - 1.50	3,974,824	6.3	1.25	3,614,465	1.26
1.51 - 2.00	1,391,001	4.7	1.70	1,391,001	1.70
Total	152,539,089	7.0	£0.44	75,064,373	£0.64

The fair value of the stock options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Expected term	5 years	5 years	5 years
Expected volatility	99-101%	98-100%	90-99%
Risk free rate	0.94-3.90%	0.00-0.61%	0.00-0.42%
Expected dividend yield	0%	0%	0%

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

Note 13 — Income taxes

Loss before income tax expense is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
U.S.	$(3,245)	$1,625	$(1,359)
U.K.	(159,714)	(158,924)	(128,571)
Loss before income tax expense	$(162,959)	$(157,299)	$(129,930)

The components of income tax expense are as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
United States:
Federal	$2,492	$791	$162
State and local	5	—	—
U.K.	—	—	—
Total current tax expense	2,497	791	162

United States:
Federal	—	—	—
State and local	—	—	—
U.K.	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$2,497	$791	$162

As of December 31, 2022 and 2021 the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax liabilities
Property, plant and equipment:	$(3,486)	$(922)
Operating lease right-of-use assets	(1,529)	(1,757)
Other	(251)	(238)
Total	(5,266)	(2,917)

Deferred tax assets
Share-based compensation expense	16,963	15,584
Intangible assets	1,324	2,401
Operating lease liabilities	1,958	2,143
Net operating loss and tax credit carryforwards	136,592	114,972
Capitalized research and development expenditure	8,409	—
Other	532	260
Total	165,778	135,360
Valuation allowance	(160,512)	(132,443)
	5,266	2,917
Net deferred tax asset/(liability)	$—	$—

The valuation allowance is primarily related to deferred tax assets for operating loss and tax credit carry-forwards and temporary differences relating to share-based compensation expense and research and development expenditure. Deferred tax assets have been recognized without a valuation allowance to the extent supported by reversing taxable temporary differences. A valuation allowance has been provided over the remaining deferred tax assets, which management considered are not more likely than not of being realized after weighing all available positive and negative evidence including cumulative losses in recent years and projections of future taxable losses.

The movements in the deferred tax asset valuation allowance for the year ended December 31, 2022 and 2021 are as follows (thousands):

	2022	2021
Valuation allowance at January 1,	$132,443	$82,398
Increase in valuation allowance through net loss	30,455	50,046
Increase in valuation allowance through other comprehensive loss	9,836	1,512
Foreign currency translation adjustments	(12,222)	(1,513)
Net change in the valuation allowance	28,069	50,045
	$160,512	$132,443

Reconciliation of the U.K. statutory income tax rate, the income tax rate of the country of domicile of the Company, to the Company's effective income tax rate is as follows (in percentages):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
U.K. tax rate	19.0%	19.0%	19.0%
Tax-exempt reimbursable tax credits included within pretax Research and development expense	3.6%	4.1%	2.8%
Surrender of R&D expenditures for R&D tax credit refund	(10.5)%	(10.3)%	(8.4)%
Expenses not deductible	(0.3)%	(0.2)%	(1.4)%
Change in valuation allowances	(18.8)%	(31.8)%	(17.8)%
Change in tax rates	—%	13.7%	4.1%
Difference in tax rates	5.5%	4.4%	—%
R&D tax credits generated	2.1%	2.0%	1.8%
Other	(2.1)%	(1.4)%	(0.1)%
Effective income tax rate	(1.5)%	(0.5)%	(0.0)%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom. The U.K. corporate income tax rate for the years ended December 31, 2022, 2021 and 2020 was 19% in each year. The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate income tax rate was 21% for the years ended December 31, 2022, 2021 and 2020, respectively.

The United Kingdom’s Finance Act 2021, which was enacted on June 10, 2021, maintained the corporate income tax rate at 19% up until the year commencing April 1, 2023, at which point the rate will rise to 25%. The planned increase remained in place as of December 31, 2022. As of December 31, 2022, the Company used a 25% and 21% tax rate in respect of the measurement of deferred taxes existing in the U.K. and the U.S., respectively, which reflects the currently enacted tax rates and the anticipated timing of the reversing of the deferred tax balances. In respect of the measurement of deferred taxes arising in the U.K, the increase in the income tax rate adopted by the Company from 19% as of the year ended December 31, 2020 to 25% for temporary differences reversing after the year ended December 31, 2023 increased the net deferred tax asset and corresponding valuation allowance by $21,481,000 in the year ended December 31, 2021.

As of December 31, 2022, we do not have unremitted earnings in our U.S. subsidiary.

As of December 31, 2022, we had U.K. net operating losses of approximately $526,784,000, expenditure credit carryforwards of $760,000 and U.S. tax credit carryforwards of $4,136,000. Unsurrendered U.K. tax can be carried forward indefinitely to be offset against future taxable profits; however, this is restricted to an annual £5,000,000 allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. U.K. tax credit carryforwards can be carried forward indefinitely to be offset against future tax liabilities of the company. U.S. tax credit carryforwards can be carried forward for 20 years to be offset against future tax liabilities, subject to a minimum tax payment of 25% of the tax charge. The tax credit carryforwards expire between 2036 and 2042.

Our tax returns are under routine examination in the U.K. and U.S. tax jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. The Company is no longer subject to examinations by tax authorities for the tax years 2015 and prior in the U.K. and there are no ongoing enquiries in the U.K. However, U.K. net operating losses from the tax years 2015 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our U.K. income tax returns have been accepted by His Majesty’s Revenue and Customs through the period ended December 31, 2016. The Company is subject to examinations by taxing authorities in the United States for all tax years 2019 through 2022. Our U.S. federal income tax return for the year ended December 31, 2020 is currently undergoing an examination by the U.S. Internal Revenue Service. We are also subject to audits by U.S. state taxing authorities where we have operations.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of uncertainties in the tax law. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits.

Note 14 — Geographic information

Operations by geographic area

Revenue represents recognized income from the Astellas Collaboration Agreement, the GNE Collaboration and License Agreement and the GSK Collaboration and License Agreement. All revenue was derived in the United Kingdom.

Long-lived assets (excluding intangibles, deferred tax and financial instruments) were located as follows (in thousands):

	December 31,	December 31,
	2022	2021
U.K.	$42,387	$29,701
U.S.	29,148	21,668
Total long-lived assets	$71,535	$51,369

Major customers:

During the year ended December 31, 2022, 21%, 50% and 29% of the Company’s revenues were generated from Astellas, Genentech and GSK, respectively.

Note 15 – Restructuring programme

On November 8, 2022, the Company announced that in order to extend the Company’s cash runway from early 2024 into early 2025, it was re-focusing the business on core programs and deprioritizing non-core programs. It also announced that it was to undertake a restructuring of the Company including a headcount reduction of approximately 25% to 30% to be completed in the first quarter of 2023.

The redundancy process was initiated in the fourth quarter of 2022 and completed in the first quarter of 2023 with a reduction of approximately 25% of global headcount. The redundancy packages to be paid to departing staff comprise a combination of contractual termination benefits, relating to payments that arise from terms of employment contracts and statutory redundancy pay, and one-time employee termination benefits that were provided or enhanced specifically for this redundancy process. Due to the structure of the redundancy scheme and the different employment regulations affecting the Company’s U.K. and U.S. employees, some of the expense associated with the one-time employee termination benefits will be recognized over the remaining period of employee service to be rendered. Contractual termination benefits and other one-time employee termination benefits have been expensed and recognized in full in the year ended December 31, 2022. All expenses have been recognized in General and administrative expenses in the Statement of Operations.

The amounts expected to be incurred in relation to the redundancy programme are as follows:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	costs
Amount incurred in the year ended, and cumulative amount incurred to, December 31, 2022	$1,171	$1,114	$2,285
Remaining amount expected to be incurred in future periods	—	947	947
Total amount expected to be incurred	$1,171	$2,061	$3,232

A provision for restructuring costs has been recognised in current liabilities as all payments are expected to be settled in the first quarter of 2023. The table below is a summary of the changes in the restructuring provision in the consolidated balance sheets in the year ended December 31, 2022:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	provision
Provision at January 1, 2022	$—	$—	$—
Costs incurred and charged to General and administrative expenses	1,171	1,114	2,285
Provision at December 31, 2022	$1,171	$1,114	$2,285

No impairment losses were recognised as a result of the restructuring.

Note 16 – Subsequent events

The Astellas Collaboration Agreement termination

The Company and Universal Cells mutually agreed to terminate the Astellas Collaboration Agreement as of March 6, 2023 (the “Effective Date”). In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Collaboration Agreement ceased, and each party is required to return all confidential information of the other party within 30 days of the Effective Date. Each party also agreed to destroy all cell lines and other materials of the other party in its possession within 30 days of the Effective Date. There were no termination penalties in connection with the termination.

The termination is expected to result in the deferred income associated with the Astellas Collaboration Agreement of $43,070,000 as of December 31, 2022, being recognized as revenue in Q1 2023, in addition to any revenue relating to reimbursement for development work performed in the quarter.

TCR2 Therapeutics Inc merger agreement

On March 6, 2023 we announced entry into a definitive agreement under which we will combine with TCR² Therapeutics Inc in an all-stock transaction to create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company utilize engineered T-cell therapies targeting MAGE A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by compelling early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70.

The merger agreement was unanimously approved by the boards of directors of both companies. Following the closing of the transaction, Adaptimmune shareholders will own approximately 75% of the combined company and TCR2 stockholders will own approximately 25% of the combined company. The transaction is expected to close in Q2 2023, subject to the receipt of approvals by Adaptimmune shareholders and TCR2 stockholders and satisfaction or waiver of other customary closing conditions. Subject to the successful closing of the transaction, we currently estimate that the cash runway of the combined company will extend into early 2026.

As the transaction is not expected to close until Q2 2023, an estimate of the other financial effects of this event on the Company cannot yet be made.