Form 10-Q
period 2023-03-31
Adaptimmune Therapeutics PLC
filed 2023-05-12
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer☒	Smaller reporting company ☒
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

As of May 10, 2023, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 994,213,968.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors of this Quarterly Report and under Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$119,866	$108,033
Marketable securities - available-for-sale debt securities	45,688	96,572
Accounts receivable, net of allowance for expected credit losses of $0 and $0	1,715	7,435
Other current assets and prepaid expenses	46,479	43,330
Total current assets	213,748	255,370

Restricted cash	1,578	1,569
Operating lease right-of-use assets, net of accumulated amortization of $10,296 and $9,470	17,947	18,019
Property, plant and equipment, net of accumulated depreciation of $38,534 and $38,588	54,365	53,516
Intangible assets, net of accumulated amortization of $4,904 and $4,676	443	442
Total assets	$288,081	$328,916

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,187	$4,753
Operating lease liabilities, current	2,842	2,728
Accrued expenses and other current liabilities	33,210	31,215
Restructuring provision	88	2,285
Deferred revenue, current	22,304	23,520
Total current liabilities	63,631	64,501

Operating lease liabilities, non-current	19,991	20,349
Deferred revenue, non-current	119,251	160,892
Other liabilities, non-current	1,332	1,296
Total liabilities	204,205	247,038

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,282,773,750 authorized and 993,699,960 issued and outstanding (2022: 1,282,773,750 authorized and 987,109,890 issued and outstanding)	1,407	1,399
Additional paid in capital	992,520	990,656
Accumulated other comprehensive loss	(1,785)	(875)
Accumulated deficit	(908,266)	(909,302)
Total stockholders' equity	83,876	81,878

Total liabilities and stockholders’ equity	$288,081	$328,916

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2023	2022
Revenue	$47,601	$3,575
Operating expenses
Research and development	(25,548)	(36,752)
General and administrative	(20,397)	(16,804)
Total operating expenses	(45,945)	(53,556)
Operating profit/(loss)	1,656	(49,981)
Interest income	676	338
Other (expense) income, net	(671)	12
Profit/(loss) before income tax expense	1,661	(49,631)
Income tax expense	(625)	(634)
Net profit/(loss) attributable to ordinary shareholders	$1,036	$(50,265)

Net profit/(loss) per ordinary share
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)

Weighted average shares outstanding:
Basic	991,330,402	940,029,247
Diluted	1,000,276,615	940,029,247

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands)

	Three months ended
	March 31,
	2023	2022
Net profit/(loss)	$1,036	$(50,265)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	(16,908)	16,792
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, and $0	15,526	(13,808)
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, and $0	472	(1,155)
Total comprehensive profit/(loss) for the period	$126	$(48,436)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	(loss) / gain	deficit	equity
Balance as of January 1, 2023	987,109,890	$1,399	$990,656	$(875)	$(909,302)	$81,878

Net profit	—	—	—	—	1,036	1,036
Other comprehensive loss	—	—	—	(910)	—	(910)
Issuance of shares upon exercise of stock options	6,035,574	7	1	—	—	8
Issuance of shares upon completion of public offering, net of issuance costs	554,496	1	187	—		188
Share-based compensation expense	—	—	1,676	—	—	1,676
Balance as of March 31, 2023	993,699,960	$1,407	$992,520	$(1,785)	$(908,266)	$83,876

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

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities
Net profit/(loss)	$1,036	$(50,265)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Depreciation	1,659	1,386
Amortization	186	209
Share-based compensation expense	1,676	5,586
Unrealized foreign exchange losses/(gains)	563	(244)
Amortization on available-for-sale debt securities	112	999
Other	134	220
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other operating assets	3,683	(10,759)
Increase in payables and other current liabilities	21	964
Decrease in deferred revenue	(46,353)	(2,497)
Net cash used in operating activities	(37,283)	(54,401)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,349)	(7,114)
Acquisition of intangible assets	(173)	—
Maturity or redemption of marketable securities	50,863	44,536
Investment in marketable securities	—	(42,197)
Net cash provided by/(used in) investing activities	48,341	(4,775)

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	188	—
Proceeds from exercise of stock options	8	35
Net cash provided by financing activities	196	35

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	588	(1,270)
Net increase/(decrease) in cash, cash equivalents and restricted cash	11,842	(60,411)
Cash, cash equivalents and restricted cash at start of period	109,602	151,666
Cash, cash equivalents and restricted cash at end of period	$121,444	$91,255

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $908,266,000 as of March 31, 2023.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2023 (the “Annual Report”). The balance sheet as of December 31, 2022 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $119,866,000, marketable securities of $45,688,000 and restricted cash of $1,578,000 as of March 31, 2023. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company had two customers during the three months ended March 31, 2023, which are Genentech and Astellas. There were accounts receivable of $1,715,000 as of March 31, 2023 and $7,435,000 as of December 31, 2022. The Company has been transacting with Genentech since 2021 and Astellas since 2020, during which time no credit losses have been recognized. As of March 31, 2023, no allowance for expected credit losses is recognised on the basis that the possibility of credit losses arising on its receivables as of March 31, 2023 is considered to be remote. As of March 31, 2023 there are no receivables, either accrued or billed, due from Astellas that are no longer recoverable following the termination of the Astellas Collaboration Agreement.

Management analyses current and past due accounts and determines if an allowance for credit losses is required based on collection experience, credit worthiness of customers and other relevant information. The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

The Company does not hold cash deposits or securities with Silicon Valley Bank.

(e) New accounting pronouncements

Adopted in the current period

Measurement of credit losses on financial instruments

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit losses, which replaces the incurred loss impairment methodology for financial instruments in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted the guidance in the fiscal year beginning January 1, 2023. The guidance must be adopted using a modified-retrospective approach and a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. There was no material impact from the adoption of the guidance on the Company’s Consolidated financial statements.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805)- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in and inconsistency related to the following: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU resolve this inconsistency by requiring that an entity (acquirer) recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, in contrast to current GAAP which requires that assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities, are measured at fair value as of the acquisition date. The Company adopted the guidance in the fiscal year beginning January 1, 2023. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Adoption of the new standard had no impact on the Company’s Consolidated financial statements upon transition.

Note 3 — Revenue

The Company had two revenue-generating contracts with customers in the three months ended March 31, 2023, compared to three in the three months ended March 31, 2022: a collaboration agreement with Astellas that was terminated as of March 6, 2023 and a strategic collaboration and license agreement with Genentech. A further collaboration and license agreement with GSK was terminated in 2022.

Revenue comprises the following categories (in thousands):

	Three months ended
	March 31,
	2023	2022

Development revenue	$47,601	$3,575
	$47,601	$3,575

Deferred revenue decreased by $42,857,000 from $184,412,000 at December 31, 2022 to $141,555,000 at March 31, 2023 primarily due to revenue recognized during the quarter but was partially offset by a $3,368,000 increase caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.21 at December 31, 2022 to £1.00 to $1.24 at March 31, 2023.

As of December 31, 2022, there was deferred revenue of $184,412,000 of which $46,784,000 was recognized as revenue in the three months ended March 31, 2023

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of March 31, 2023 was $283,005,000.

The Genentech Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Genentech agreement as of March 31, 2023 was $283,005,000. Of this amount $174,008,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $89,843,000 is allocated to the research services and rights granted for the personalized therapies, $12,929,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $4,980,000 is allocated to the material right for the first option to extend the research term and $1,245,000 is allocated to the material right for the option to extend the research term a second time.

The Company expects to satisfy the performance obligations relating to the initial ‘off-the-shelf’ collaboration targets and the personalized therapies as development progresses and recognizes revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company expects to satisfy the performance obligations relating to the material rights to designate additional ‘off-the-shelf’ collaboration targets from the point that the options are exercised and then as development progresses, in line with the initial ‘off-the-shelf’ collaboration targets, or at the point in time that the rights expire. The Company expects to satisfy the performance obligations relating to the material rights to extend the research term from the point that the options are exercised and then over the period of the extension, or at the point in time that the rights expire.

The Astellas Collaboration Agreement

The Company and Universal Cells mutually agreed to terminate the Astellas Collaboration Agreement as of March 6, 2023 (the “Termination Date”). In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Collaboration Agreement ceased as of the Termination Date. There were no termination penalties in connection with the termination, however the Company is still entitled to receive reimbursement for research and development work performed up to and including a period of 30 days after the Termination Date.

The Company originally satisfied the performance obligations relating to the three co-development targets as development progresses and recognized revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company originally determined that the performance obligations relating to the two independent Astellas targets would be recognized at a point-in-time, upon commencement of the licenses in the event of nomination of the target, since they were right-to-use licenses.

The termination was accounted for as a contract modification on a cumulative catch-up basis. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and variable consideration from the remaining reimbursement income to be billed under the collaboration at the end of the 30 day period after the Effective Date. The transaction price of the modification was recognized in full in March 2023 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under, and no remaining deferred income relating to, the agreement as of March 31, 2023.

The GSK Collaboration and License Agreement

The GSK Collaboration and License Agreement consisted of multiple performance obligations, including the development of a third target, which was the only performance obligation for which revenue was recognised in 2022.

The collaboration was terminated by GSK in October 2022 (effective December 23, 2022). A further amendment to the collaboration agreement was entered into on December 19, 2022 for the deletion of certain provisions relating to GSK’s post termination manufacturing and supply obligations and payment of £5,000,000 by GSK to Adaptimmune. The aggregate transaction price of the contract modification was $6,500,000, which was recognized as revenue on the date of the modification. No revenue was recognized in relation to the GSK Collaboration and License Agreement in 2023.

A further Termination and Transfer Agreement was entered into on April 6, 2023. As this occurred after March 31, 2023, there was no impact on the Consolidated financial statements in the three months ended March 31, 2023, see Note 15 for further details.

Note 4 — Profit / Loss per share

The following tables reconcile the numerator and denominator in the basic and diluted profit/(loss) per share computation (in thousands):

	Three months ended
	March 31,
	2023	2022
Numerator for basic and diluted profit/(loss) per share
Net profit/(loss) attributable to ordinary shareholders	$1,036	$(50,265)
Net profit/(loss) attributable to ordinary shareholders used for basic and diluted profit/(loss) per share	$1,036	$(50,265)

	Three months ended
	March 31,
	2023	2022
Denominator for basic profit/(loss) per share - Weighted average shares outstanding	991,330,402	940,029,247
Effect of dilutive securities:
Employee stock options	8,946,213	—
Denominator for diluted profit/(loss) per share	1,000,276,615	940,029,247

The dilutive effect of 128,614,053 and 150,064,226 stock options outstanding as of March 31, 2023 and 2022 respectively have been excluded from the diluted profit/(loss) per share calculation for the three months ended March 31, 2023 and 2022 because they would have an antidilutive effect on the profit/(loss) per share for the period.

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

The following tables show the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2023	$55	$(930)	$(875)
Foreign currency translation adjustments	(16,908)	—	(16,908)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	15,526	—	15,526
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	472	472
Balance at March 31, 2023	$(1,327)	$(458)	(1,785)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	gains (losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2022	$(10,785)	$(357)	(11,142)
Foreign currency translation adjustments	16,792	—	16,792
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(13,808)	—	(13,808)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(1,155)	(1,155)
Balance at March 31, 2022	$(7,801)	$(1,512)	(9,313)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2023 are as follows (in thousands):

		Fair value measurements using
	March 31,	Level 1	Level 2	Level 3
	2023
Assets classified as cash equivalents:
U.S. Treasury securities	$3,992	$—	$3,992	$—

Assets classified as available-for-sale debt securities:
Corporate debt securities	$40,791	$40,791	$—	$—
Agency bonds	4,897	—	4,897	—
	$45,688	$40,791	$4,897	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of March 31, 2023, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$25,527	$—	$(131)	$25,396
Agency bonds	3 months to 1 year	5,000	—	(103)	4,897
Corporate debt securities	3 months to 1 year	15,619	—	(224)	15,395
		$46,146	$—	$(458)	$45,688

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023			December 31, 2022
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for 12 months or longer:
Corporate debt securities	$40,791	9	$(355)	$74,481	16	$(679)
Agency bond	4,897	1	(103)	4,854	1	(154)

Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$—	—	$—	$11,283	2	$(97)
	$45,688	10	$(458)	$90,618	19	$(930)

As of March 31, 2023, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. This is because the impairments are not severe, do not represent a significant proportion of the total fair market value of the investments and all securities have an investment-grade credit rating. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, believes that it has the ability to hold the debt securities to maturity, and it is currently unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and development credits receivable	$36,363	$30,162
Prepayments	6,787	9,472
Clinical materials	1,310	1,279
VAT receivable	355	490
Other current assets	1,664	1,927
	$46,479	$43,330

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

On March 21, 2023, the Company entered into an agreement to extend a manufacturing facility agreement that contains an embedded lease that was accounted for under ASC 842 Leases. The effect of the modification was an extension of the lease term and a corresponding increase in contractual lease payments for the extended term. Upon modification, the lease liability has been remeasured using the current estimate of the Company’s incremental borrowing rate. The effect of the modification was to increase the lease liability and the corresponding right-of-use asset by $349,000.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate as at March 31, 2023 and 2022:

	March 31,
	2023	2022

Weighted-average remaining lease term - operating leases	6.7 years	7.6 years
Weighted-average discount rate - operating leases	6.8%	6.8%

The maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

Operating leases

2023	$3,267
2024	4,003
2025	4,051
2026	4,104
2027	5,521
after 2027	7,504
Total lease payments	28,450
Less: Imputed interest	(5,617)
Present value of lease liability	$22,833

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued clinical and development expenditure	$17,811	$16,749
Accrued employee expenses	4,780	8,232
Other accrued expenditure	7,850	4,079
Other	2,769	2,155
	$33,210	$31,215

Note 11 — Contingencies and commitments

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

The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. The agreement was further amended as of July 22, 2022, primarily to make certain changes to development milestones and to agree on the status thereof, as agreed between the parties. Following the amendment, milestone payments of $500,000, $600,000 and $400,000 were made in the year ended December 31, 2022. A further milestone of $1,800,000 has been accrued but not paid as of March 31, 2023. The upfront license and start-up fee and milestone payments were expensed to Research and development when incurred.

This Agreement was terminated by notice on January 27, 2023, effective 30 days following receipt of notice of termination. As a result of termination, all licenses between the parties to the Agreement will cease and each party is required to return all confidential information of the other party.

Astellas Collaboration Agreement

Under the Astellas Collaboration Agreement, described further in Note 3, if Adaptimmune had unilaterally developed a product with technology contributed by Astellas, Astellas could have been eligible to receive milestones and royalties relating to future commercialization and sales. As a result of the termination of the collaboration, Astellas no longer has the right to receive these milestones or royalties in future.

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

Under the terms of the agreement, the Company committed at least $19,644,000 to fund studies. Payment of this funding is contingent on mutual agreement to study orders in order for any study to be included under the alliance and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and milestone payments of $2,326,000, $3,549,000, $454,000 and $2,326,000 in the years ended December 31, 2018, 2020, 2021, and 2022, respectively. The Company is obligated to make further payments to MD Anderson as certain milestones are achieved. These costs are expensed to research and development as MD Anderson renders the services under the strategic alliance.

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

Note 12 — Share-based compensation

The share-based compensation expense decrease is driven largely by additional forefeitures of $1,796,500 in the quarter as a result of the recent restructuring. The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2023	2022
Research and development	$116	$2,523
General and administrative	1,560	3,063
	$1,676	$5,586

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended
	March 31,
	2023	2022
Number of options over ordinary shares granted	21,755,328	22,876,464
Weighted average fair value of ordinary shares options	$0.25	$0.43
Number of additional options with a nominal exercise price granted	19,866,912	17,688,432
Weighted average fair value of options with a nominal exercise price	$0.32	$0.59

Note 13 — Stockholders’ equity

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. As of March 31, 2023, $197,360,000 remained available for sale under the Sales Agreement.

On April 8, 2022 the Company entered into a new sales agreement with Cowen (the “2022 Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In the three months ended March 31, 2023, the Company sold 92,416 ADSs under the agreement representing 554,496 ordinary shares resulting in net proceeds to the Company of $173,430 after deducting commissions payable under the 2022 Sales Agreement and estimated issuance costs. As of March 31, 2023, approximately $186,513,100 remained available for sale under the 2022 Sales Agreement.

Note 14 – Restructuring

On November 8, 2022, the Company announced that in order to extend the Company’s cash runway from early 2024 into early 2025, it was re-focusing the business on core programs and deprioritizing non-core programs and undertaking a restructuring of the Company including a headcount reduction to be completed in the first quarter of 2023.

The redundancy process was completed in the first quarter of 2023 with a reduction of approximately 25% of global headcount. The redundancy packages to be paid to departing staff comprise a combination of contractual termination benefits, relating to payments that arise from terms of employment contracts and statutory redundancy pay, and one-time employee termination benefits that were provided or enhanced specifically for this redundancy process. Due to the structure of the redundancy scheme and the different employment regulations affecting the Company’s U.K. and U.S. employees, some of the expense associated with the one-time employee termination benefits were recognized over the remaining period of employee service to be rendered. Contractual termination benefits and other one-time employee termination benefits were expensed and recognized in the year ended December 31, 2022. All expenses have been recognized in General and administrative expenses in the Statement of Operations.

The amounts incurred in relation to the redundancy programme are as follows:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	costs
Cumulative amount incurred to December 31, 2022	$1,171	$1,114	$2,285
Amount incurred in the three months ended March 31, 2023	778	925	1,703
Total amount expected to be incurred and cumulative amount incurred to March 31, 2023	$1,949	$2,039	$3,988

The table below is a summary of the changes in the restructuring provision in the consolidated balance sheets in the three months ended March 31, 2023:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	provision
Provision at January 1, 2023	$1,171	$1,114	$2,285
Costs incurred and charged to General and administrative expenses	670	947	1,617
Costs paid during the period	(1,955)	(1,953)	(3,908)
Adjustments to the liability	108	(22)	86
Effect of foreign exchange rates	6	2	8
Provision at March 31, 2023	$—	$88	$88

The costs incurred during the period includes the element of one-time employee termination benefits that was recognized over the remaining period of employee service. The costs incurred during the period also include an addition to the provision for costs incurred relating to termination benefits paid to the former Chief Commercial Officer, who left employment with the Company in the first quarter of 2023.

No impairment losses were recognised as a result of the restructuring.

Note 15 – Subsequent events

GSK Termination and Transfer Agreement

On April 11, 2023, the Company announced the entry of the Company and GSK into a Termination and Transfer Agreement (the “Termination and Transfer Agreement” as per Note 3) regarding the return of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program. In addition, under the Termination and Transfer Agreement, Adaptimmune will receive an upfront amount and milestone payments totaling £30 million in relation to the transfer of the clinical trials for the NY-ESO cell therapy program.

TCR2 Therapeutics Inc. Merger Agreement

On March 6, 2023 the Company announced entry into a definitive agreement under which it will combine with TCR² Therapeutics Inc. (TCR²) in an all-stock transaction to create a preeminent cell therapy company focused on treating solid tumors. The transaction is expected to close in Q2 2023, subject to the receipt of approvals by Adaptimmune shareholders and TCR2 stockholders and satisfaction or waiver of other closing conditions. Following the closing of the transaction we currently estimate that the cash runway of the combined company will extend into early 2026. In the event that the transaction does not close we currently estimate that our cash runway would extend into early 2025.

As the transaction is not expected to close until Q2 2023, an estimate of the other financial effects of this event on the Company cannot yet be made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022, included in our Annual Report on Form 10-K that was filed with the SEC on March 6, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors and have reported clinical responses in multiple solid tumor indications.

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

Our MAGE-A4 cell therapy franchise includes T-cell therapy products targeting solid tumor indications in which the MAGE-A4 antigen is expressed, with compelling responses seen in head and neck, esophagogastric junction (“EGJ”), urothelial and ovarian indications. Filing of a Biologics License Application (BLA) for the lead product (afamitresgene autoleucel or “afami-cel”) in synovial sarcoma has been initiated with the U.S. Food and Drug Administration (“FDA”), with completion of the filing targeted for mid-2023.

Clinical programs with our MAGE-A4 targeted cell therapies are as follows:

●	SPEARHEAD-1 Phase 2 Trial with afami-cel (ADP-A2M4): A registration directed Phase 2 clinical trial is ongoing in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohorts 1 and 2 are complete. An overall response rate (ORR) of approximately 39% in heavily pre-treated patients with synovial sarcoma and a median duration of response of around 12 months was announced at the Connective Tissue Oncology Society (CTOS) in November 2022.

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8. A Phase 2 trial for people with platinum resistant ovarian cancer is initiating in 2023. We have received RMAT designation (Regenerative Medicine Advanced Therapy designation) for ADP-A2M4CD8 for the treatment of this indication from the FDA. In the Phase 1 SURPASS trial an ORR of 43% in ovarian cancer was reported in November 2022. The Phase 2 trial will evaluate ADP-A2M4CD8 in both monotherapy and in combination with a checkpoint inhibitor, nivolumab, in ovarian cancer.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrollment is ongoing in a Phase 1 trial for ADP-A2M4CD8, focusing on treatment of patients with head and neck and urothelial cancers in which the MAGE-A4 antigen is expressed. Across all indications and as of November 23, 2022, the trial has an overall response rate of 37%. In the focus areas of ovarian, urothelial and head and neck cancers the response rate is 75% in patients with 3 or fewer prior lines of therapy (9 out of 12 patients). The trial includes a combination cohort where participants receive a combination of ADP-A2M4CD8 together with a checkpoint inhibitor (nivolumab). Two new cohorts in urothelial and head and neck cancers for patients with fewer lines of therapy and in combination with standard of care in those settings is initiating.

Outside of the MAGE-A4 franchise, we have a preclinical program for T-cell therapies directed to the PRAME target which is expressed in a broad range of tumors. Dependent on the data arising from the preclinical program, the first cell therapy targeting PRAME is anticipated to be IND-ready by the end of 2023. The PRAME program was previously part of a prior collaboration with GSK.

We are also developing allogeneic or “off-the-shelf” cell therapies utilizing a proprietary allogeneic platform. The platform utilizes cells derived from Induced Pluripotent Stem Cells (“iPSCs”), which can be gene-edited to express our engineered TCRs or other constructs and then differentiated into the required end cell type, for example T-cells. The platform is applicable to all of our cell therapies. We have a strategic collaboration with Genentech Inc. (“Genentech”). The collaboration with Genentech covers the research and development of “off-the-shelf” cell therapies for up to five shared cancer targets (“off-the-shelf” products) and the development of a novel allogeneic personalized cell therapy platform.

We have several development and research collaborations. A prior collaboration with GSK terminated in December 2022. On April 11, 2023, we announced the entry into a Termination and Transfer Agreement with GSK (the “Termination and Transfer Agreement”) regarding the return of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program. In addition, under the Termination and Transfer Agreement, Adaptimmune will receive an upfront amount and milestone payments totaling £30 million in relation to the transfer of the clinical trials for the NY-ESO cell therapy program. A prior Co-development and Co-commercialization agreement (the “Astellas Collaboration Agreement”) with Universal Cells, Inc., a wholly-owned subsidiary of Astellas Pharma Inc. (“Universal Cells”) under which we collaborated with Universal Cells to research, develop, and commercialize certain cellular therapy products directed to certain targets was mutually agreed to terminate as of March 6, 2023. Termination does not impact the development of our allogeneic cell lines for our internal allogeneic programs or for our collaboration with Genentech Inc. The parties previously terminated an Amended and Restated Research Collaboration and License Agreement, dated January 13, 2020, effective February 26, 2023.

On March 6, 2023 we announced entry into a definitive agreement under which we will combine with TCR² Therapeutics Inc. (“TCR2”) in an all-stock transaction to create a preeminent cell therapy company focused on treating solid tumors. The combination provides extensive advantages for clinical development and product delivery supported by complementary technology platforms. The lead clinical franchises for the combined company will utilize engineered T-cell therapies targeting MAGE-A4 and mesothelin. These targets are expressed on a broad range of solid tumors and are supported by early- and late-stage clinical data. The combined company also has a preclinical pipeline of additional target opportunities with development initially focused on PRAME and CD70. The merger agreement was unanimously approved by the boards of directors of both companies. Following the closing of the transaction, Adaptimmune shareholders will own approximately 75% of the combined company and TCR2 stockholders will own approximately 25% of the combined company. The agreement contains customary representations, warranties and covenants given by us and TCR2. The agreement also contains customary pre-closing covenants, including covenants by each of the parties relating to conduct of their respective business prior to the closing of the transaction. The transaction is expected to close in Q2 2023, subject to the receipt of approvals by Adaptimmune shareholders and TCR2 stockholders and satisfaction or waiver of other closing conditions. Following the closing of the transaction we currently estimate that the cash runway of the combined company will extend into early 2026.

Financial Operations Overview

Revenue

The Company had two contracts with customers in the three months ended March 31, 2023: the Astellas Collaboration Agreement and the Genentech Collaboration Agreement. A previous collaboration, the GSK Collaboration and License Agreement, was terminated on October 24, 2022 (effective December 23, 2022).

The Astellas Collaboration Agreement

In January 2020, the Company entered into a collaboration agreement with Astellas. The Company received $50.0 million as an upfront payment after entering into the agreement. Under the agreement the parties would agree on up to three targets and would co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas would fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas was also granted the right to develop, independently of Adaptimmune, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas would have sole rights to develop and commercialize products resulting from these two targets.

The agreement consisted of the following performance obligations: (i) research services and rights granted under the co-exclusive license for each of the three co-development targets and (ii) the rights granted for each of the two independent Astellas targets. The revenue allocated to the co-development targets was recognized as the development of products directed to the targets progressed up until completion of a Phase 1 trial. The revenue allocated to each of the research licenses for the targets being independently developed by Astellas was to be recognized when the associated license commenced, which was upon designation of a target by Astellas.

The Company and Universal Cells mutually agreed to terminate the Astellas Collaboration Agreement as of March 6, 2023 (the “Termination Date”). In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Collaboration Agreement ceased as of the Termination Date. There were no termination penalties in connection with the termination, however the Company is still entitled to receive reimbursement for research and development work performed up to and including a period of 30 days after the Termination Date.

The termination was accounted for as a contract modification and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000, which was primarily comprised of deferred income relating to the third co-development target and the two independent targets, and was recognized in full in March 2023.

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

The parties will collaborate to perform a research program, initially during an eight-year period (which may be extended for up to two additional two-year terms at Genentech’s election upon payment of an extension fee for each two-year term), to develop the cell therapies, following which Genentech will determine whether to further develop and commercialize such therapies. The Company received an upfront payment of $150 million in October 2021 and a $20 million milestone payment in December 2022.

The Company identified the following performance obligations under the agreement: (i) research services and rights granted under the licenses for each of the initial “off-the-shelf” collaboration targets, (ii) research services and rights granted under the licenses for the personalized therapies, (iii) material rights relating to the option to designate additional “off-the-shelf” collaboration targets and (iv) material rights relating to the two options to extend the research term. The revenue allocated to the initial “off-the-shelf” collaboration targets and the personalized therapies is recognized as development progresses. The revenue allocated to the material rights to designate additional ‘off-the-shelf’ collaboration targets is recognized from the point that the options are exercised and then as development progresses, in line with the initial “off-the-shelf” collaboration targets, or at the point in time that the rights expire. The revenue from the material rights to extend the research term is recognized from the point that the options are exercised and then over the period of the extension, or at the point in time that the options expire.

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 13% of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 10.5% of qualifying expenditure for the three months ended March 31, 2023. The RDEC Scheme tax relief rate is scheduled to increase to 20% after April 1, 2023, which may result in a payable tax credit at an effective rate of 15%

Our research and development expenses may vary substantially from period to period based on the timing of our research and development activities, which depends upon the timing of initiation of clinical trials and the rate of enrollment of patients in clinical trials. The duration, costs, and timing of clinical trials and development of our cell therapies will depend on a variety of factors, including:

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We incur tax losses and tax credit carryforwards in the United Kingdom on an annual basis. No deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. On June 10, 2021, the U.K. 2021 Finance Bill received Royal Assent. Under this bill, the rate of U.K. corporation tax will increase to 25% from April 1, 2023, with lower rates and tapered relief to be applied to companies with profits below £250,000.

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

In the future, if we generate taxable income in the United Kingdom on an annual basis, we may benefit from the United Kingdom’s “patent box” regime, which would allow certain profits attributable to revenues from patented products to be taxed at a rate of 10%. As we have many different patents covering our products, future upfront fees, milestone fees, product revenues, and royalties may be taxed at this favorably low tax rate.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022, together with the changes to those items (in thousands):

	Three months ended
	March 31,
	2023	2022	Increase/decrease
Revenue	$47,601	$3,575	$44,026	1,231%
Research and development expenses	(25,548)	(36,752)	11,204	(30)%
General and administrative expenses	(20,397)	(16,804)	(3,593)	21%
Total operating expenses	(45,945)	(53,556)	7,611	(14)%
Operating profit/(loss)	1,656	(49,981)	51,637	(103)%
Interest income	676	338	338	100%
Other (expense) income, net	(671)	12	(683)	(5,692)%
Profit/(loss) before income tax expense	1,661	(49,631)	51,292	(103)%
Income tax expense	(625)	(634)	9	(1)%
Profit/(loss) for the period	$1,036	$(50,265)	$51,301	(102)%

Revenue

Revenue increased by $44.0 million to $47.6 million for the three months ended March 31, 2023 compared to $3.6 million for the three months ended March 31, 2022 primarily due to the termination of the Astellas collaboration, resulting in a release of the remaining deferred income for the collaboration being released as revenue in March 2023.

Research and Development Expenses

Research and development expenses decreased by 30% to $25.5 million for the three months ended March 31, 2023 from $36.8 million for the three months ended March 31, 2022.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	March 31,
	2023	2022	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$18,107	$23,038	$(4,931)	(21)%
Subcontracted expenditure	11,165	14,550	(3,385)	(23)%
Manufacturing facility expenditure	1,508	2,953	(1,445)	(49)%
Share-based compensation expense	116	2,523	(2,407)	(95)%
In-process research and development costs	—	1,845	(1,845)	(100)%
Reimbursements receivable for research and development tax and expenditure credits	(5,348)	(8,157)	2,809	(34)%
	$25,548	$36,752	$(11,204)	(30)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $11.2 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the following:

●	A decrease of $4.9 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by a decrease in the average number of employees engaged in research and development including the restructuring programme that was completed in the quarter; and
●	A decrease of $3.4 million in subcontracted expenditure due a decrease in clinical trial expenses;
●	A decrease of $2.4 million in share-based compensation expenses, due to a combination of lower fair value of options granted in the quarter compared to the equivalent period in 2022 and due to high forfeiture credits due to redundancies in the quarter; and
●	A decrease of $1.8 million in in-process research and development costs due to accruals for milestone payments to Universal Cells in the three months ended March 31, 2022 that were not repeated in the three months ended March 31, 2023; offset by
●	A decrease of $2.8 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed.

Our subcontracted costs for the three months ended March 31, 2023 were $11.2 million, compared to $14.6 million in the same period of 2022. This includes $9.2 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $2.0 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 21% to $20.4 million for the three months ended March 31, 2023 from $16.8 million in the same period in 2022. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	March 31,
	2023	2022	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$8,368	$8,767	$(399)	(5)%
Restructuring charges	1,703	—	1,703	N/A %
Other corporate costs	8,766	4,974	3,792	76%
Share-based compensation expense	1,560	3,063	(1,503)	(49)%
	$20,397	$16,804	$3,593	21%

The net increase in our general and administrative expenses of $3.6 million for the three months ended March 31, 2023 compared to the same period in 2022 was largely due to;

●	Restructuring charges of $1.7 million, relating to the restructuring programme completed in the quarter; and
●	A increase of $3.8 million in other corporate costs due to an increase in accounting, legal and professional fees incurred in relation to entering into the TCR[2] Therapeutics Inc. merger agreement; offset by
●	A decrease of $1.5 million in shared-based compensation expense due to a combination of lower fair value of options granted in the quarter compared to the equivalent period in 2022 and due to high forfeiture credits due to redundancies in the quarter;

Income Taxes

Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to March 31, 2023, we have raised:

●	$870.2 million, net of issuance costs, through the issuance of shares;
●	$391.2 million through collaborative arrangements with Genentech, GSK and Astellas; and
●	$108.9 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of March 31, 2023, we had cash and cash equivalents of $119.9 million and Total Liquidity of $165.6 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund the Company’s current operations, based upon our currently anticipated research and development activities, planned capital spending and subject to the successful closing of the TCR2 transaction, we currently estimate that the cash runway will extend into early 2026. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended
	March 31,
	2023	2022
Net cash used in by operating activities	$(37,283)	$(54,401)
Net cash provided by/(used in) investing activities	48,341	(4,775)
Net cash provided by financing activities	196	35
Cash, cash equivalents and restricted cash	121,444	91,255

Operating Activities

Net cash used in operating activities was $37.3 million for the three months ended March 31, 2023 compared to $54.4 million for the three months ended March 31, 2022. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the three months ended March 31, 2023 decreased due to a decrease in operating expenditure as a result of the restructuring and re-prioritisation of activities that was initiated in the final quarter of 2022 and a $6.2 million payment from GSK.

Net cash used in operating activities of $37.3 million for the three months ended March 31, 2023 comprised a net profit of $1.0 million and a net cash outflow of $42.6 million from changes in operating assets and liabilities, offset by non-cash items of $4.3 million. The changes in operating assets and liabilities include the impact of a $6.2 million increase in reimbursements receivable for research and development tax credits. The non-cash items consisted primarily of depreciation expense on plant and equipment of $1.7 million, share-based compensation expense of $1.7 million, unrealized foreign exchange losses of $0.6 million, amortization on available-for-sale debt securities of $0.1 million and other items of $0.3 million.

Investing Activities

Net cash provided by investing activities was $48.3 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $4.8 million for the three months ended March 31, 2022. The net cash provided by or used in investing activities for the respective periods consisted primarily of:

●	purchases of property and equipment of $2.3 million and $7.1 million for the nine months ended March 31, 2023 and 2022, respectively; and
●	cash outflows from investment in marketable securities $42.2 million for the three months ended March 31, 2022; offset by
●	cash inflows from maturity or redemption of marketable securities of $50.9 million and $44.5 million for the three months ended March 31, 2023 and 2022, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. In the three months ended March 31, 2023 and 2022, the investments in marketable securities were reduced to fund the Company’s ongoing operations.

Financing Activities

Net cash provided by financing activities was $0.2 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively. The net cash provided by financing activities in the three months ended March 31, 2023 consisted primarily of net proceeds of $0.2 million from shares issued in an At-The-Market offering, net of commissions and issuance costs. The net cash provided by financing activities in the three months ended March 31, 2022 consisted solely of proceeds from share option exercises.

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

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$119,866	$108,033
Marketable securities - available-for-sale debt securities	45,688	96,572
Total Liquidity	$165,554	$204,605

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2023. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2023.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2023, we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and the disclosures set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended March 31, 2023, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

The following additional risk factors apply to our business in relation to the proposed strategic combination with TCR2.

Failure to consummate the merger as contemplated could negatively impact the price of Adaptimmune ordinary shares and the future business and operating results of the combined company.

The consummation of the merger may be delayed, the merger may be consummated on terms different than those contemplated by the merger agreement, or the merger may not be consummated at all. Failure to consummate the merger would prevent Adaptimmune shareholders from realizing the anticipated benefits of the merger. In addition, the consideration offered by Adaptimmune reflects a valuation of TCR2 significantly in excess of the price at which shares of TCR2 common stock were trading prior to the public announcement of Adaptimmune’s interest in the potential merger. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact the share price and future business and financial results of Adaptimmune and/or the combined company.

The market price of Adaptimmune ADSs may fluctuate due to a variety of factors that are beyond Adaptimmune’s control, including general market and economic conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory considerations. In addition, the market price of the Adaptimmune ADSs may significantly fluctuate during the period of time between the date of the merger agreement and the consummation of the merger, as a result of uncertainty regarding the transactions contemplated by the merger agreement, market perception of the synergies and cost savings expected to be achieved related to the merger, changes to the ongoing business of Adaptimmune or TCR2, including any actions taken by Adaptimmune’s or TCR2’s customers, suppliers, distributors, partners, employees, investors and governmental authorities as a result of the merger announcement, or actions taken by Adaptimmune or TCR2 in connection with the merger.

The merger remains subject to certain conditions, some of which Adaptimmune and TCR2 cannot control, which could result in the merger not being consummated or being delayed, either of which could negatively impact the share price and future business and operating results of Adaptimmune, TCR2, and/or the combined company.

The merger is subject to the satisfaction or waiver of other conditions in addition to the approval of governmental authorities. Certain conditions to the merger may not be satisfied or, if they are, the timing of such satisfaction is uncertain. If any conditions to the merger are not satisfied or, where waiver is permitted by applicable law, not waived, the merger will not be consummated.

If for any reason the merger is not completed or the closing of the merger is significantly delayed, the Adaptimmune ADS price and business and results of operations of Adaptimmune, TCR2, and/or the combined company may be adversely affected. In addition, failure to consummate the merger would prevent Adaptimmune shareholders from realizing the anticipated benefits of the merger and would prevent realization of the extension of the cash runway from early 2025 into early 2026. Adaptimmune has incurred, and expects to continue to incur, significant transaction fees, professional service fees, taxes and other costs related to the merger. Further, if the merger agreement is terminated, under certain circumstances Adaptimmune would be required to pay a termination fee equal to $2.4 million.

Lawsuits may in the future be filed against Adaptimmune, TCR2 and members of their respective boards of directors challenging the merger, and an adverse ruling in any such lawsuit may delay or prevent the completion of the merger or result in an award of damages against Adaptimmune.

Transactions such as the merger are frequently subject to litigation or other legal proceedings, including actions alleging that the Adaptimmune Board or TCR2 Board breached their respective fiduciary duties to their respective shareholders and stockholders by entering into the merger agreement, by failing to obtain a greater value in the transaction for their respective shareholders and stockholders, or otherwise. Adaptimmune cannot provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against Adaptimmune or TCR2, or against the Adaptimmune Board or TCR2 Board, they will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of Adaptimmune or the combined company, including through the possible diversion of either company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the merger is the absence of an order, injunction, judgment, decree or ruling (whether temporary, preliminary or permanent) enacted, promulgated, issued or entered by any governmental authority of competent authority enjoining, restraining, preventing or prohibiting consummation of the merger. As such, if any plaintiffs are successful in obtaining an injunction preventing the consummation of the merger, that injunction may prevent the merger from becoming effective or from becoming effective within the expected time frame.

The merger agreement restricts Adaptimmune’s and TCR2’s ability to pursue alternatives to the merger, however, in specified circumstances, Adaptimmune or TCR2 may terminate the merger agreement to accept a superior proposal.

Under the merger agreement, Adaptimmune and TCR2 have agreed not to (1) take certain actions to solicit proposals relating to alternative business combination transactions or (2) subject to certain exceptions, including the receipt of a “parent superior proposal” or “company superior proposal” (as such terms are defined in the merger agreement), enter into discussions or an agreement concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions. However, in specified circumstances, Adaptimmune or TCR2 may terminate the merger agreement to enter into a definitive agreement with respect to a “parent superior proposal” or “company superior proposal” prior to obtaining approval of the merger from its shareholders or stockholders, as applicable.

Upon termination of the merger agreement in specified circumstances, Adaptimmune or TCR2 would be required to pay a termination fee equal to $2.4 million. Following the payment of the termination fee, the paying party will, other than in certain circumstances, have no further obligation or liabilities to the other party. Such termination would deny Adaptimmune and its shareholders any benefits from the merger and could negatively impact Adaptimmune’s market price.

These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Adaptimmune from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to Adaptimmune or its shareholders and stockholders than the merger.

If the proposed merger is not completed, Adaptimmune will have incurred substantial costs that may adversely affect Adaptimmune’s financial results.

Adaptimmune has incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of consultants, attorneys, accountants and financial advisors. In addition, Adaptimmune has diverted significant management resources in an effort to complete the merger and is subject to restrictions contained in the merger agreement on the conduct of their respective businesses during the pendency of the merger.

If the merger is not completed, such costs and restrictions may adversely affect Adaptimmune’s financial results and would prevent realization of the extension of the cash runway from early 2025 into early 2026.

Uncertainties associated with the merger may cause a loss of employees and may otherwise affect the future business and operations of Adaptimmune and the combined company.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on Adaptimmune and, if the proposed merger with TCR2 is consummated, on the combined company following the merger. These consequent uncertainties may impair Adaptimmune’s and following the closing of the merger, the combined company’s, ability to retain and motivate key personnel and could also cause customers, suppliers, licensees, partners and others who deal with Adaptimmune or TCR2 to defer entering into contracts with, making other decisions concerning, or seeking to change existing business relationships with Adaptimmune or TCR2, and following the closing of the merger, the combined company. Because Adaptimmune and TCR2 depend on the experience and industry knowledge of their executives and other key personnel to execute their business plans, the combined company may be unable to meet its strategic objectives.

While the merger is pending, Adaptimmune may not be able to hire qualified personnel to replace any key employees that may depart to the same extent that they have been able to in the past. In addition, if the merger is not completed, Adaptimmune may also encounter challenges in hiring qualified personnel to replace key employees that may depart prior to the termination of the merger agreement

Adaptimmune and TCR2 may not successfully integrate.

If the merger is consummated, achieving the anticipated benefits of the proposed merger of Adaptimmune and TCR2 will depend in part upon whether the two companies integrate their businesses in an effective and efficient manner. Adaptimmune and TCR2 may not be able to accomplish this integration process successfully. The integration of businesses is complex and time-consuming. The difficulties that could be encountered include the following:

●	integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly acquired or produced products;
●	coordinating geographically dispersed organizations;
●	distraction of management and employees from operations;
●	changes or conflicts in corporate culture;
●	management’s inability to manage a substantial increase in the number of employees;
●	management’s inability to train and integrate personnel, who may have limited experience with the respective companies’ business lines and products, and to deliver a consistent message regarding diseases treated by the combined company;
●	retaining existing employees and attracting new employees;
●	maintaining business relationships; and
●	inefficiencies associated with the integration and management of the operations of the combined company.

In addition, there will be integration costs and non-recurring transaction costs (such as fees paid to legal, financial, accounting and other advisors and other fees paid in connection with the merger) associated with the proposed merger, including costs associated with combining their operations and achieving the synergies Adaptimmune and TCR2 expect to obtain, and such costs may be significant.

An inability to realize the full extent of the anticipated benefits of the proposed merger of Adaptimmune and TCR2, including estimated cost synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may materially adversely affect the value of the Adaptimmune ADSs after the consummation of the merger.

Future results of the combined company may differ materially from those anticipated.

The future results of the combined company following the completion of the merger may be materially different from those anticipated. Adaptimmune and TCR2 estimated that they will record approximately $12.4 million in transaction expenses. In addition, the final amount of any charges relating to acquisition accounting adjustments that Adaptimmune may be required to record will not be known until following the completion of the merger. These and other expenses and charges may be significantly higher or lower than estimated and may adversely impact Adaptimmune or in the event of completion of the merger, the combined company.

Certain contractual counterparties may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations.

As a result of the merger, the combined company may experience impacts on relationships with contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors or other third-party service providers) that may harm the combined company’s business and results of operations. Certain counterparties may seek to terminate or modify contractual obligations following the merger whether or not contractual rights are triggered as a result of the merger. There can be no guarantee that Adaptimmune’s or TCR2’s contractual counterparties will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the merger. If any contractual counterparties (such as business partners, surgeons, vendors, sales representatives, contractors or other third party service providers) seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

2.1#

Agreement and Plan of Merger, dated as of March 5, 2023, by and among Adaptimmune Therapeutics plc, CM Merger Sub, Inc. and TCR2 Therapeutics Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, filed with the SEC on March 6, 2023).

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 5, 2023, by and among Adaptimmune Therapeutics plc, CM Merger Sub, Inc. and TCR[2] Therapeutics Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Registration Statement on Form S-4 (file no. 333-271145), filed with the SEC on April 5, 2023).

10.1

Form of Voting and Support Agreement, dated as of March 5, 2023, by and among Adaptimmune Therapeutics plc, TCR2 Therapeutics Inc. and certain stockholders of TCR2 Therapeutics Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed with the SEC on March 6, 2023).

10.2

Form of Voting and Support Agreement, dated as of March 5, 2023, by and among Adaptimmune Therapeutics plc, TCR2 Therapeutics Inc. and certain shareholders of Adaptimmune Therapeutics plc (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed with the SEC on March 6, 2023).

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Profit/Loss for the three months ended March 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three months ended March 31, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

# Schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission; provided, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules and exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: May 12, 2023	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: May 12, 2023	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer