Form 10-Q
period 2023-06-30
Adaptimmune Therapeutics PLC
filed 2023-08-09
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 1,357,031,946.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023, those discussed in the section titled “Risk Factors” included under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 12, 2023 and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$76,969	$108,033
Marketable securities - available-for-sale debt securities	127,738	96,572
Accounts receivable, net of allowance for expected credit losses of $0 and $0	2,970	7,435
Other current assets and prepaid expenses	54,094	43,330
Total current assets	261,771	255,370

Restricted cash	3,231	1,569
Operating lease right-of-use assets, net of accumulated amortization of $11,258 and $9,470	22,027	18,019
Property, plant and equipment, net of accumulated depreciation of $40,635 and $38,588	55,492	53,516
Intangible assets, net of accumulated amortization of $5,003 and $4,676	463	442
Total assets	$342,984	$328,916

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,713	$4,753
Operating lease liabilities, current	4,752	2,728
Accrued expenses and other current liabilities	25,242	31,215
Restructuring provision	—	2,285
Deferred revenue, current	31,418	23,520
Total current liabilities	76,125	64,501

Operating lease liabilities, non-current	21,590	20,349
Deferred revenue, non-current	117,257	160,892
Other liabilities, non-current	1,361	1,296
Total liabilities	216,333	247,038

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,702,760,280 authorized and 1,351,828,044 issued and outstanding (2022: 1,282,773,750 authorized and 987,109,890 issued and outstanding)	1,851	1,399
Additional paid in capital	1,057,547	990,656
Accumulated other comprehensive loss	(3,092)	(875)
Accumulated deficit	(929,655)	(909,302)
Total stockholders' equity	126,651	81,878

Total liabilities and stockholders’ equity	$342,984	$328,916

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$5,130	$5,538	$52,731	$9,113
Operating expenses
Research and development	(29,965)	(34,740)	(55,513)	(71,492)
General and administrative	(20,073)	(14,550)	(40,470)	(31,354)
Total operating expenses	(50,038)	(49,290)	(95,983)	(102,846)
Operating loss	(44,908)	(43,752)	(43,252)	(93,733)
Interest income	1,543	357	2,219	695
Gain on bargain purchase	22,155	—	22,155	—
Other income (expense), net	501	(655)	(170)	(643)
Loss before income tax expense	(20,709)	(44,050)	(19,048)	(93,681)
Income tax expense	(680)	(470)	(1,305)	(1,104)
Net loss attributable to ordinary shareholders	$(21,389)	$(44,520)	$(20,353)	$(94,785)

Net loss per ordinary share
Basic and diluted	$(0.02)	$(0.05)	$(0.02)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	1,108,166,960	962,794,072	1,050,071,434	951,474,546

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(21,389)	$(44,520)	$(20,353)	$(94,785)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	(12,281)	47,694	(29,190)	64,486
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, and $0	10,590	(39,108)	26,116	(52,916)
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, and $0	385	(316)	857	(1,471)
Total comprehensive loss for the period	$(22,695)	$(36,250)	$(22,570)	$(84,686)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	(loss) / gain	deficit	equity
Balance as of January 1, 2023	987,109,890	$1,399	$990,656	$(875)	$(909,302)	$81,878

Net profit	—	—	—	—	1,036	1,036
Other comprehensive loss	—	—	—	(910)	—	(910)
Issuance of shares upon exercise of stock options	6,035,574	7	1	—	—	8
Issuance of shares upon completion of public offering, net of issuance costs	554,496	1	187	—		188
Share-based compensation expense	—	—	1,676	—	—	1,676
Balance as of March 31, 2023	993,699,960	$1,407	$992,520	$(1,785)	$(908,266)	$83,876
Net loss	—	—	—	—	(21,389)	(21,389)
Other comprehensive loss	—	—	—	(1,307)	—	(1,307)
Issuance of shares upon exercise of stock options	698,778	1	13	—	—	14
Issuance of shares upon acquisition of TCR[2]	357,429,306	443	60,320	—	—	60,763
Share-based compensation expense	—	—	4,694	—	—	4,694
Balance as of June 30, 2023	1,351,828,044	$1,851	$1,057,547	$(3,092)	$(929,655)	$126,651

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

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(20,353)	$(94,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,824	2,728
Amortization	253	419
Gain on bargain purchase	(22,155)	—
Share-based compensation expense	5,513	10,631
Unrealized foreign exchange losses/(gains)	377	(108)
(Accretion)/amortization on available-for-sale debt securities	(633)	1,636
Other	663	585
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other operating assets	1,971	(22,898)
(Decrease)/increase in payables and other current liabilities	(8,801)	12,898
Decrease in deferred revenue	(41,704)	(6,758)
Net cash used in operating activities	(81,045)	(95,652)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,565)	(16,074)
Acquisition of intangible assets	(199)	—
Acquired upon acquisition of TCR2 Therapeutics Inc.	45,264	—
Maturity or redemption of marketable securities	76,119	97,605
Investment in marketable securities	(67,121)	(42,197)
Other	537	—
Net cash provided by investing activities	51,035	39,334

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	188	9,976
Proceeds from exercise of stock options	22	36
Net cash provided by financing activities	210	10,012

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	398	(5,836)
Net decrease in cash, cash equivalents and restricted cash	(29,402)	(52,142)
Cash, cash equivalents and restricted cash at start of period	109,602	151,666
Cash, cash equivalents and restricted cash at end of period	$80,200	$99,524

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $929,655,000 as of June 30, 2023.

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

(b)          Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are made in various areas, including in relation to valuation allowances relating to deferred tax assets, revenue recognition, the fair value of assets acquired, liabilities assumed and consideration transferred in business combinations, and estimation of the incremental borrowing rate for operating leases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $76,969,000, marketable securities of $127,738,000 and restricted cash of $3,231,000 as of June 30, 2023. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company had two customers during the three months ended June 30, 2023 which are Genentech and GSK, and three during the six months ended, June 30, 2023, which also includes Astellas. There were accounts receivable of $2,970,000 as of June 30, 2023 and $7,435,000 as of December 31, 2022. The Company has been transacting with Genentech since 2021, Astellas since 2020 and GSK since 2014, during which time no credit losses have been recognized. As of June 30, 2023, no allowance for expected credit losses is recognized on the basis that the possibility of credit losses arising on its receivables as of June 30, 2023 is considered to be remote.

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

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08 – Business Combinations (Topic 805)- Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in and inconsistency related to the following: (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU resolve this inconsistency by requiring that an entity (acquirer) recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, in contrast to current GAAP which requires that assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities, are measured at fair value as of the acquisition date. The Company adopted the guidance in the fiscal year beginning January 1, 2023. The amendments in this ASU should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Adoption of the new standard had no impact on the Company’s Consolidated financial statements upon transition. There was also no impact from adopting this standard on the acquisition accounting for TCR2 Therapeutics Inc. as no contracts with customers were assumed as a result of the business combination.

(f)          Business combinations

The Company determines whether a transaction or other event is a business combination by determining whether the assets acquired and liabilities assumed constitute a business. Business combinations are accounted for by applying the acquisition method as set out by ASC 805 Business combinations. The acquisition method of accounting requires the acquirer to recognize and measure all identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition-date fair values, with certain exceptions for specific items.

For leases acquired in a business combination in which the acquiree is a lessee, the acquirer shall measure the lease liability at the present value of the remaining lease payments, as if the acquired lease were a new lease of the acquirer at the acquisition date. The right-of-use asset shall be measured at the same amount as the lease liability, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. For leases in which the acquired entity is a lessee, the Company has elected not to recognize assets or liabilities at the acquisition date for leases that, at the acquisition date, have a remaining lease term of 12 months or less.

Goodwill is measured as the excess of the consideration transferred in the business combination over the net acquisition date amounts of the identifiable assets acquired and the liabilities assumed. If instead the net acquisition date amounts of the identifiable assets acquired and the liabilities assumed exceeds the consideration transferred, a gain on bargain purchase is recognized in the Consolidated Statement of Operations. The consideration transferred in a business combination is measured as the sum of the fair values of the assets transferred by the acquiring entity, the liabilities incurred by the acquiring entity to former owners of the acquired entity, and the equity interests issued by the acquiring entity.

The results of operations of businesses acquired by the Company are included in the Company’s Consolidated Statement of Operations as of the respective acquisition date.

Where the acquiring entity exchanges its share-based payment awards for awards held by grantees of the acquiree, such exchanges are treated as a modification of share-based payment awards and are referred to as replacement awards. The replacement awards are measured as of the acquisition date and the portion of the fair-value-based measure of the replacement award that is attributable to pre-combination vesting is considered part of the consideration transferred. For awards with service-based vesting conditions only, the amount attributable to pre-combination vesting is the fair-value-based measure of the acquiree award multiplied by the ratio of the employee’s pre-combination service period to the greater of the total service period of the original service period of the acquiree award.

Acquisition-related costs, including advisory, legal and other professional fees and administrative fees are expensed as incurred except for the costs of issuing equity securities, which are recognized as a reduction to the amounts recognized in the Statement of Changes in Equity for the respective equity issuance.

Note 3 — Revenue

The Company had two revenue-generating contracts with customers in the three months, and three in the six months, ended June 30 2023, compared to three in the three and six months ended June 30, 2022: a collaboration agreement with Astellas that was terminated as of March 6, 2023, a strategic collaboration and license agreement with Genentech and a termination and transfer agreement with GSK that was effective on April 6, 2023. The original collaboration and license agreement with GSK was terminated in 2022.

Revenue comprises the following categories (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Development revenue	$5,130	$5,538	$52,731	$9,113
	$5,130	$5,538	$52,731	$9,113

Deferred revenue decreased by $35,737,000 from $184,412,000 at December 31, 2022 to $148,675,000 at June 30, 2023 primarily due to revenue recognized during the quarter but was partially offset by a $9,613,000 payment from GSK and a $5,890,000 increase caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.21 at December 31, 2022 to £1.00 to $1.26 at June 30, 2023.

As of December 31, 2022, there was deferred revenue of $184,412,000 of which $52,046,000 was recognized as revenue in the six months ended June 30, 2023

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of June 30, 2023 was $318,107,000.

The Genentech Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Genentech agreement as of June 30, 2023 was $280,250,000. Of this amount $171,816,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $89,098,000 is allocated to the research services and rights granted for the personalized therapies, $13,052,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $5,027,000 is allocated to the material right for the first option to extend the research term and $1,257,000 is allocated to the material right for the option to extend the research term a second time.

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

The termination was accounted for as a contract modification on a cumulative catch-up basis. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and variable consideration from the remaining reimbursement income to be billed under the collaboration at the end of the 30 day period after the Effective Date. The transaction price of the modification was recognized in full in March 2023 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under, no remaining deferred income relating to, the agreement as of June 30, 2023 and no revenue was recognized in the three months ended June 30, 2023.

The GSK Collaboration and License Agreement

The GSK Collaboration and License Agreement consisted of multiple performance obligations, including the development of a third target, which was the only performance obligation for which revenue was recognized in 2022.

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

The GSK Termination and Transfer Agreement

On April 6, 2023, the Company and GSK entered into a Termination and Transfer Agreement (the “Termination and Transfer Agreement”) regarding the return of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program.

As part of the agreement, sponsorship and responsibility for the ongoing IGNYTE and long-term follow-up (“LTFU”) trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and further milestone payments totalling £22.5 million will be due in relation to successive stages of transfer of the trials.

The Company determined that GSK is a customer and has accounted for the agreement under ASC 606 Revenue from contracts with customers. The agreement is accounted for as a separate contract from the original GSK Collaboration and License Agreement. The Company has identified the following performance obligations under the agreement: (i) to take over sponsorship for the IGNYTE trial and (ii) to take over sponsorship for the LTFU trial.

The aggregate transaction price at inception of the agreement was $37,335,000 comprising the total £30,000,000 upfront and milestone payments. No value was ascribed to non-cash consideration and there was no variable consideration identified. The aggregate transaction price is allocated to the performance obligations depending on the relative standalone selling price of the performance obligations. In determining the best estimate of the relative standalone selling price, the Company considered the internal pricing objectives it used in negotiating the contract, together with internal data regarding the expected costs and a standard margin on those costs, for completing the trials. The amount of the transaction price allocated to the performance obligation is recognized as or when the Company satisfies the performance obligation.

The Company expects to satisfy the IGNYTE performance obligation as sponsorship of the active trials that make up the IGNYTE trial transfers, based on the number of patients transferring to the Company in each trial. The Company considers that this depicts the progress of the transfer of sponsorship of the IGNYTE trial to the Company, as each individual trial comprising IGNYTE transferred represents the transfer of a portion of the sponsorship for IGNYTE.

The Company expects to satisfy the LTFU performance obligation as sponsorship of the trials that make up the LTFU trial transfers, including trials for potential future patients transferring to the LTFU trial from the IGNYTE trial, based on the number of active and potential patients transferring in each trial. The Company considers that this depicts the progress of the transfer of sponsorship of the LTFU trial to the Company, as each individual trial comprising LTFU transferred represents the transfer of a portion of sponsorship for the LTFU trial and the sponsorship of patients transferring from IGNYTE in future is part of the promise to take on the overall LTFU trial.

No revenue was recognized for the agreement in the three and six months ended June 30, 2023. The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of June 30, 2023 was $37,857,000, of which $21,200,000 is allocated to the IGNYTE performance obligation and $16,657,000 is allocated to the LTFU performance obligation.

Note 4 — Loss per share

The following tables reconcile the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator for basic and diluted loss per share
Net loss attributable to ordinary shareholders	$(21,389)	$(44,520)	$(20,353)	$(94,785)
Net loss attributable to ordinary shareholders used for basic and diluted loss per share	$(21,389)	$(44,520)	$(20,353)	$(94,785)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Denominator for basic loss per share - Weighted average shares outstanding	1,108,166,960	962,794,072	1,050,071,434	951,474,546

The dilutive effect of 201,688,491 and 150,711,054 stock options outstanding as of June 30, 2023 and 2022 respectively have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2023 and 2022 because they would have an antidilutive effect on the loss per share for the period. The stock options outstanding as of June 30, 2023 includes a provisional amount of 35,156,344 replacement awards granted to TCR2 grantholders on June 1, 2023.

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

The following tables show the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2023	$55	$(930)	$(875)
Foreign currency translation adjustments	(16,908)	—	(16,908)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	15,526	—	15,526
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	472	472
Balance at March 31, 2023	$(1,327)	$(458)	(1,785)
Foreign currency translation adjustments	(12,281)	—	(12,281)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	10,590	—	10,590
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	385	385
Balance at June 30, 2023	$(3,019)	$(73)	$(3,092)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2022	$(10,785)	$(357)	(11,142)
Foreign currency translation adjustments	16,792	—	16,792
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(13,808)	—	(13,808)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(1,155)	(1,155)
Balance at March 31, 2022	$(7,801)	$(1,512)	(9,313)
Foreign currency translation adjustments	47,694	—	47,694
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(39,108)	—	(39,108)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(316)	(316)
Balance at June 30, 2022	785	$(1,828)	(1,043)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2023 are as follows (in thousands):

		Fair value measurements using
	June 30,	Level 1	Level 2	Level 3
	2023
Assets classified as cash equivalents:
U.S. Treasury securities	$29,102	$—	$29,102	$—

Assets classified as available-for-sale debt securities:
Corporate debt securities	$24,928	$24,928	$—	$—
U.S. Treasury securities	$94,917	—	$94,917	—
Agency bonds	$7,893	—	7,893	—
	$127,738	$24,928	$102,810	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of June 30, 2023, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Cash equivalents:
U.S. Treasury securities	Less than 3 months	29,069	33	—	29,102
		$29,069	$33	$—	$29,102

Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$16,258	$—	$(26)	$16,232
U.S. Treasury securities	Less than 3 months	41,675	12	(5)	41,682
Agency bonds	Less than 3 months	5,008	—	(56)	4,952
U.S. Treasury securities	3 months to 1 year	53,225	19	(9)	53,235
Agency bonds	3 months to 1 year	2,949	—	(8)	2,941
Corporate debt securities	3 months to 1 year	8,726	2	(32)	8,696
		$127,841	$33	$(136)	$127,738

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023			December 31, 2022
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for 12 months or longer:
Corporate debt securities	$15,554	4	$(50)	$74,481	16	$(679)
Agency bond	4,952	1	(56)	4,854	1	(154)

Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$6,424	2	$(8)	$11,283	2	$(97)
U.S. Treasury securities	$31,608	11	(14)	—	—	—
Agency bond	$2,941	1	(8)	—	—	—
	$61,479	19	$(136)	$90,618	19	$(930)

As of June 30, 2023, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. This is because the impairments are not severe, do not represent a significant proportion of the total fair market value of the investments and all securities have an investment-grade credit rating. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, believes that it has the ability to hold the debt securities to maturity, and it is currently unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development credits receivable	$37,863	$30,162
Prepayments	13,040	9,472
Clinical materials	1,334	1,279
VAT receivable	92	490
Other current assets	1,765	1,927
	$54,094	$43,330

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

The following table shows the lease costs for the six months ended June 30, 2023 and 2022 and the weighted-average remaining lease term and the weighted-average discount rate as at June 30, 2023 and 2022:

	Six months ended
	June 30,
	2023	2022
Lease cost:
Operating lease cost	$2,353	$2,285
Short-term lease cost	319	164
	$2,672	$2,449

	June 30,
	2023	2022

Weighted-average remaining lease term - operating leases	5.8 years	7.3 years
Weighted-average discount rate - operating leases	8.6%	6.8%

The maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

Operating leases

2023	$3,402
2024	6,530
2025	5,142
2026	4,142
2027	5,559
after 2027	7,637
Total lease payments	32,412
Less: Imputed interest	6,070
Present value of lease liability	$26,342

The Company has operating leases in relation to property for office, manufacturing and research facilities.

On June 1, 2023, as part of the acquisition of TCR2, the Company became the lessee for three office, manufacturing and research facilities in Cambridge, Massachusetts. The Company retained TCR2’s previous classification for two of these leases as operating leases and, upon acquisition, the lease liabilities were measured at the present value of the remaining lease payments, as if the lease were a new lease of the Company at June 1, 2023. The right-of-use assets were initially measured at the same amount as the respective lease liabilities, adjusted to reflect favorable or unfavorable terms of the leases when compared with market terms.

The third lease had a remaining lease term of less than 12 months as of June 1, 2023, and the Company elected not to recognize a lease liability or right-of-use asset as of June 1, 2023. The rent associated with this lease will be recognized on a straight-line basis over the remainder of the lease term.

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued clinical and development expenditure	$12,039	$16,749
Accrued employee expenses	10,020	8,232
Other accrued expenditure	3,028	4,079
Other	155	2,155
	$25,242	$31,215

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

The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. The agreement was further amended as of July 22, 2022, primarily to make certain changes to development milestones and to agree on the status thereof, as agreed between the parties. Following the amendment, milestone payments of $500,000, $600,000 and $400,000 were made in the year ended December 31, 2022. No remaining milestones have been accrued as of June 30, 2023. The upfront license and start-up fee and milestone payments were expensed to Research and development when incurred.

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

Note 12 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$1,285	$2,033	$1,401	$4,556
General and administrative	2,552	3,012	4,112	6,075
	$3,837	$5,045	$5,513	$10,631

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Number of options over ordinary shares granted	30,247,398	1,735,488	52,002,726	24,611,952
Weighted average fair value of ordinary shares options	$0.05	$0.25	$0.08	$0.41
Number of additional options with a nominal exercise price granted	6,148,186	3,361,728	26,015,098	21,050,160
Weighted average fair value of options with a nominal exercise price	$0.15	$0.34	$0.17	$0.55

The information above includes the impact of 29,654,742 options over ordinary shares and 5,501,602 options with a nominal exercise price granted on June 1, 2023, as replacement awards as part of the acquisition of TCR2 Therapeutics Inc., as explained further in Note 15. The number and fair value of replacement awards of the Company granted to TCR2 grantholders is provisional.

Note 13 — Stockholders’ equity

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. As of June 30, 2023, $197,360,000 remained available for sale under the Sales Agreement.

On April 8, 2022 the Company entered into a new sales agreement with Cowen (the “2022 Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In the six months ended June 30, 2023, the Company sold 92,416 ADSs under the agreement representing 554,496 ordinary shares resulting in net proceeds to the Company of $173,430 after deducting commissions payable under the 2022 Sales Agreement and estimated issuance costs. As of June 30, 2023, approximately $186,513,100 remained available for sale under the 2022 Sales Agreement.

Note 14 – Restructuring

2022-23 Restructuring programme

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

The amounts incurred in relation to the redundancy programme are as follows:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	costs
Cumulative amount incurred to December 31, 2022	$1,171	$1,114	$2,285
Amount incurred in the three months ended March 31, 2023 and six months ended June 30, 2023	778	925	1,703
Total amount and cumulative amount incurred to March 31, 2023 and June 30, 2023	$1,949	$2,039	$3,988

The table below is a summary of the changes in the restructuring provision in the Consolidated Balance Sheet in the six months ended June 30, 2023:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	provision
Provision at January 1, 2023	$1,171	$1,114	$2,285
Costs incurred and charged to General and administrative expenses	670	947	1,617
Costs paid during the period	(1,955)	(1,953)	(3,908)
Adjustments to the liability	108	(22)	86
Effect of foreign exchange rates	6	2	8
Provision at March 31, 2023	$—	$88	$88

Costs paid during the period	—	(88)	(88)
Provision at June 30, 2023	$—	$—	$—

The costs incurred during the period includes the element of one-time employee termination benefits that was recognized over the remaining period of employee service. The costs incurred during the six months to 30 June 2023 also include an addition to the provision for costs incurred relating to termination benefits paid to the former Chief Commercial Officer, who left employment with the Company in the first quarter of 2023.

No impairment losses were recognized as a result of the restructuring.

TCR2 post-acquisition senior leadership severance

Following the acquisition of TCR2 Therapeutics Inc., the Company made most of the former members of TCR2’s senior leadership team, comprising the executive officers and most vice presidents, redundant and paid severance packages. The redundancy packages are considered contractual termination benefits as they arise from terms of employment contracts including change-in-control ‘dual trigger’ provisions, and were comprised of severance and other payments and accelerated vesting of share option awards.

The amounts incurred in relation to these redundancies in the six months to June 30, 2023, are as follows:

Three and six months ending
June 30, 2023
Severance and other cash payments	$5,655
Accelerated vesting of share-based compensation awards	835
Total and cumulative amount incurred to June 30, 2023	$6,490

The expense associated with the accelerated vesting of share-based compensation awards recognized in Research and development and General and administrative expenses in the Consolidated Statement of Operations was $0.2 million and $0.6 million, respectively. The table below is a summary of the changes in the liability in the Consolidated Balance Sheet in the three and six months ended June 30, 2023:

Liability
Liability at June 1, 2023	$805
Costs incurred and charged to Research and development expenses	1,267
Costs incurred and charged to General and administrative expenses	4,388
Costs paid during the period	(4,823)
Liability at June 30, 2023	$1,637

The amounts included in the liabilities at June 1, and June 30, 2023 and the cash paid during the period, include amounts relating to accrued payments to these employees for services provided prior to the acquisition of TCR2 by the Company.

Note 15 – Business combinations

On March 6, 2023 the Company announced entry into a definitive agreement under which it will combine with TCR² Therapeutics Inc. (“TCR²”) in an all-stock transaction to create a preeminent cell therapy company focused on treating solid tumors. TCR2 is a Boston, Massachusetts-based T-cell therapy company focused on treating solid tumours, with clinical franchises undergoing trials and a preclinical pipeline. The combination provides extensive benefits for clinical development and product delivery supported by complementary technology platforms.

The transaction was approved by the Company’s shareholders and TCR2 stockholders on May 30, 2023 and the merger became effective on June 1, 2023. The Company issued 357,429,306 shares to TCR2 stockholders in return for 100% of TCR2’s stock. As a result, TCR2 and all entities within the TCR2 group, became wholly owned by the Company. Following the completion of the transaction, the former TCR2 stockholders held approximately 25% of the Company, whereas the Company’s pre-existing shareholders held approximately 75%.

The Company was identified as the acquirer, with TCR2 as the acquiree, and June 1, 2023 was determined to be the acquisition date.

The consideration transferred for TCR2 includes the shares issued by the Company to former TCR2 shareholders, plus the fair value of replacement awards of the Company granted to TCR2 grantholders attributable to pre-combination vesting. The table below summarizes the consideration transferred and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration transferred:
Fair value of 357,429,306 ordinary shares issued	$60,763
Fair value of replacement options and RSU-style options granted attributable to pre-combination service:	857
Purchase consideration	$61,620

Identifiable assets acquired and liabilities assumed:

Assets acquired
Cash and cash equivalents	$43,610
Restricted cash	1,654
Marketable securities - available-for-sale debt securities	39,532
Other current assets and prepaid expenses	6,029
Property, plant and equipment	2,712
Operating lease right-of-use assets	5,145
Intangible assets	58
Total assets acquired	$98,740

Liabilities assumed
Accounts payable	(6,210)
Accrued expenses and other current liabilities	(4,537)
Operating lease liabilities, current	(1,974)
Operating lease liabilities, non-current	(2,244)
Total liabilities assumed	$(14,965)

Net assets acquired and liabilities assumed	$83,775

The fair value of the 357,429,306 ordinary shares issued to TCR2 stockholders of $60,763,000 was determined on the basis of the closing market price of $1.02 ($0.17 per ordinary share) of the Company’s ADSs as of May 31, 2023.

The number and fair value of replacement awards of the Company granted to TCR2 grantholders attributable to pre-combination and post-combination vesting is provisional as the Company is still evaluating the total number of replacement awards that were required to be granted on June 1, 2023, their respective exercise prices and the total fair value of replacement options granted.

The assets acquired and liabilities assumed were measured based on management’s estimates of the fair value as of the acquisition date, excluding leases.

The lease contracts acquired by the Company relate to the rental of office and manufacturing spaces in which TCR2 was the lessee. The Company retained TCR2’s previous classification of acquired leases as operating leases as there were no lease modifications as a result of the combination, with the exception of leases with a remaining lease term of 12 months or less at the acquisition date, for which no assets or liabilities were recognized at the acquisition date. The lease liabilities were measured at the present value of the remaining lease payments as if the leases were a new lease as of June 1, 2023, discounted using the incremental borrowing rate. The right-of-use assets were measured at the same amount as the lease liabilities, with adjustments to reflect favorable or unfavorable terms compared to market terms. No intangible assets were identified in relation to lease contracts acquired.

The table below summarises the calculation for the gain on bargain purchase, recognized in the Gain on bargain purchase line in the Consolidated Statement of Operations:

Gain on bargain purchase

Purchase consideration	$(61,620)
Net assets acquired and liabilities assumed	83,775
Gain on bargain purchase	$22,155

The transaction resulted in a gain on bargain purchase as the purchase consideration included in the agreement on March 6, 2023 comprising Company ADSs was based on a fixed ratio of 1.5117 of the Company’s ADSs to be issued for each TCR2 stock acquired. As the transaction was an all-stock transaction, the value of the consideration was highly sensitive to changes in the Company’s ADS price. The price of a Company ADS fell from a closing price of $1.32 on March 6, 2023 compared to a closing price of $1.02 on May 31, 2023.

The amount of TCR2’s earnings that are included in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2023 was a loss of $11,760,000 which excludes the gain on bargain purchase.

The amount of revenue and earnings of the combined entity for the six months ended June 30, 2023 and 2022, had the acquisition date been January 1, 2022, are as follows:

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Revenue	$52,731	$9,113
Net loss	(86,202)	(143,556)

The supplemental pro forma earnings for the six months ended June 30, 2023 were adjusted to exclude the $22.2 million Gain on bargain purchase, the $7.2 million of acquisition-related costs recognized by the Company, as detailed below, and the $7.7 million of acquisition-related costs incurred by TCR2. The pro forma earnings for the six months ended June 30, 2022 were adjusted to include these gains and losses. The supplemental pro forma earnings for both periods were adjusted to include the impact of replacement options issued, as if these had been issued as of January 1, 2022. Accordingly, the share-based compensation expense recognized by TCR2 in the six months ended June 30, 2022, and the five months ended May 31, 2023, prior to the acquisition by the Company, of $6.0 million and $1.0 million, respectively, were excluded from the pro forma earnings.

TCR2 did not generate revenue in the period from January 1, 2022 to June 30, 2023, as it has no contracts with customers, so there was no impact on the revenue included in the Company’s Consolidated Statement of Operations or in the supplemental pro forma revenue and earnings presented above.

The Company incurred the following acquisition-related costs that were recognized as an expense in the six months ended June 30, 2023:

Legal, professional and accounting fees	4,993
Bankers' fees	2,172
Total acquisition-related costs	$7,165

All acquisition-related costs that were recognized as an expense were recognized in General and administrative expenses in the Consolidated Statement of Operations. No issuance costs were incurred relating to the issuance of shares to TCR2 stockholders.

Note 16 – Subsequent events

None

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

Our proprietary platform enables us to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients. Our cell therapy candidates include T-cells with genetically engineered T-cell receptors (“TCR T-cells”), TCR Fusion Construct T cells (TRuC-T cells) and HLA-independent TCRs (“HiTs”). Our cell therapies are currently manufactured on an autologous or per patient basis and we have a proprietary preclinical allogeneic platform for the development of “off the shelf” cell therapies.

Strategic Combination with TCR² Therapeutics Inc.

On June 1, 2023, we announced the consummation of the strategic combination between Adaptimmune Therapeutics Plc and TCR² Therapeutics Inc. (“TCR2”). The all-stock transaction created a preeminent cell therapy company focused on treating solid tumors with later stage assets targeting MAGE-A4 and mesothelin expressing tumors and earlier stage assets targeting PRAME and CD-70 expressing tumors. Following the closing of the transaction we currently estimate that the cash runway of the combined company will extend into early 2026

The combined company comprises a team of leading cell therapy experts led by Adrian Rawcliffe, the CEO of Adaptimmune. The Board of Directors is composed of three members from TCR2 and six continuing members from Adaptimmune: David Mott (Chair); Andrew Allen, MD, PhD; Lawrence Alleva; Ali Behbahani, MD; John Furey; Priti Hegde, PhD, Kristen Hege, MD (as of November 1, 2023), Garry Menzel, PhD, Adrian Rawcliffe, Elliot Sigal, MD, PhD. The merger agreement was unanimously approved by the boards of directors of both companies. Following the closing of the transaction, Adaptimmune shareholders own approximately 75% of the combined company and TCR2 stockholders own approximately 25% of the combined company.

We are currently working on integrating the programs and technologies of both companies to ensure prioritization of our clinical portfolio and ongoing development. As part of that integration, we increased our headcount by 39 and are in the process of combining current Boston activities into a single facility in Boston.

BLA Filing for afami-cel

Adaptimmune’s lead product, afami-cel targets the MAGE-A4 antigen. Clinical data from the pivotal SPEARHEAD-1 trial for this product will support the filing of our first BLA submission in Q4 2023. Updated data for afamicel was presented at the American Society of Clinical Oncology’s (ASCO) annual meeting in May 2023, demonstrating people with advanced synovial sarcoma who responded to afami-cel have a 24 month survival probability of 70%. Approximately 39% of patients were reported to have clinical responses after a single dose of afami-cel in cohort-1 of the SPEARHEAD-1 trial, with median duration of response at approximately 12 months and medial overall survival reported at approximately 17 months.

Submission of the preclinical (Part 1) and clinical (Part 2) modules of the BLA to the FDA has been completed and submission of the final modules are targeted for Q4 2023 (previously Q3 2023). The submission to the FDA for the companion diagnostic for the MAGE-A4 antigen has been completed. The FDA has agreed the confirmatory evidence plan, cohort 2 of the SPEARHEAD-1 trial will act as confirmatory evidence for full approval for afami-cel. Mature data from cohort 2 is expected in mid 2024. The FDA has provided feedback on the commercial T-cell potency assay including agreement on the proposed potency dataset for inclusion in the submission. The FDA has not requested any new or additional information on T-cell potency to precede the BLA submission. Method validation for lot release assays, including potency assays, is complete and vector process performance qualification runs (PPQ) have been conducted. T-cell process performance qualification (PPQ) has been initiated.

Clinical progress

Phase 2 clinical programs are ongoing with both our MAGE-A4 targeted TCR T-cell therapies (afami-cel and ADP-A2M4CD8) and our mesothelin targeted TRuC-Tcell (Gavo-cel):

●	SPEARHEAD-1 Phase 2 Trial with afami-cel (ADP-A2M4) targeting MAGE-A4: A registration directed Phase 2 clinical trial is ongoing in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohorts 1 and 2 are complete. Updated data were presented at ASCO in May 2023.

●	IGNYTE Phase 2 Trial with lete-cel targeting NY-ESO: We announced agreement of terms for the transfer of the NY-ESO Target programs back to Adaptimmune from GSK in April 2023. We are currently in the process of transitioning the phase 2 IGNYTE trial in synovial sarcoma and myxoid round cell liposarcoma (MRCLS) from GSK, with completion of transition of IGNYTE trial expected by the end of 2023. An update on data for the trial is anticipated in late 2023.

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8 targeting MAGE-A4. A Phase 2 trial for people with platinum resistant ovarian cancer has been initiated. We have received RMAT designation (Regenerative Medicine Advanced Therapy designation) for ADP-A2M4CD8 for the treatment of this indication from the FDA. In the Phase 1 SURPASS trial an ORR of 43% in ovarian cancer was reported in November 2022. The Phase 2 trial will evaluate ADP-A2M4CD8 in both monotherapy and in combination with a checkpoint inhibitor, nivolumab, in ovarian cancer.

●	Gavo-cel Phase 1/2 Trial in ovarian cancer. The Phase 2 portion of this trial is ongoing to assess gavo-cel in people with ovarian cancer in combination with Opdivo® (nivolumab). The phase 1 portion of the trial in ovarian cancer, non-small cell lung cancer (NSCLC), malignant pleural/peritoneal mesothelioma or cholangiocarcinoma has been completed. Data from the phase 1 portion of the trial was reported in September 2022. Initial data from the phase 2 portion of the trial will be evaluated later in 2023, which will be determinative of the next steps with gavo-cel. We have enrolled all patients to be included in this interim data review, and further enrolment has been paused pending the outcome of this review.

Earlier stage clinical trials are ongoing with our MAGE-A4 targeted TCR-T-cell therapy (ADP-A2M4CD8) and mesothelin targeted TRuC T-cell therapy, TC510.

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrolment is ongoing in a Phase 1 trial for ADP-A2M4CD8, focusing on treatment of patients with head and neck and urothelial cancers in which the MAGE-A4 antigen is expressed. Across all indications and as of November 23, 2022, the trial has an overall response rate of 37%. In the focus areas of ovarian, urothelial and head and neck cancers the response rate is 75% in patients with 3 or fewer prior lines of therapy (9 out of 12 patients). The trial includes a combination cohort where participants receive a combination of ADP-A2M4CD8 together with a checkpoint inhibitor (nivolumab). Two new cohorts in urothelial and head and neck cancers for patients with fewer lines of therapy and in combination with standard of care in those settings is initiating.

●	Phase 1 Trial with TC-510: We are conducting a Phase 1/2 clinical trial for TC-510 focussing on the treatment of patients with mesothelin-expressing MPM, ovarian cancer, pancreatic cancer, colorectal cancer or triple negative breast cancer. The trial is currently in its dose escalation phase and we anticipate output from that dose escalation phase later in 2023.

Outside of the clinical programs, we have a preclinical program for T-cell therapies directed to the PRAME target which is expressed in a broad range of tumors. Dependent on the data arising from the preclinical program, the first cell therapy targeting PRAME is anticipated to be IND-ready by the end of 2023. The PRAME program was previously part of a prior collaboration with GSK. We also have a preclinical program for TC-520, a TRuC T-cell targeting CD70 and enhanced with IL-15. CD70 is expressed in certain hematological malignancies and solid tumours specifically acute myeloid leukemia and renal cell carcinoma. Depending on the data arising from the preclinical program we are targeting IND readiness by the end of 2024.

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

We have several other development and research collaborations.

●	A prior collaboration with GSK terminated in December 2022. On April 11, 2023, we announced the entry into a Termination and Transfer Agreement with GSK (the “Termination and Transfer Agreement”) regarding the return of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program. In addition, under the Termination and Transfer Agreement, Adaptimmune has received an upfront amount of £7.5 million in June 2023 and will receive milestone payments totalling £22.5 million in relation to the transfer of the clinical trials for the NY-ESO cell therapy program.
●	We have a clinical trial collaboration ongoing with Bristol-Myers Squibb in relation to the phase 1/2 trial evaluating gavo-cel in combination with Opdivo® (nivolumab) and Yervoy® (ipilimumab) in mesothelin-expressing solid tumors.

Financial Operations Overview

Revenue

The Company had two contracts with customers in the three months ended June 30, 2023, and three in the six months ended June 30, 2023: the Astellas Collaboration Agreement (until March 6, 2023), the Genentech Collaboration Agreement and the GSK Termination and Transfer Agreement (from April 11, 2023). A previous collaboration, the GSK Collaboration and License Agreement, was terminated on October 24, 2022 (effective December 23, 2022).

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

The termination was accounted for as a contract modification and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000, which was primarily comprised of deferred income relating to the third co-development target and the two independent targets, and was recognized in full in March 2023. No revenue was recognized for Astellas in the three months ended June 30, 2023.

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

The GSK Termination and Transfer Agreement

On April 11, 2023, the Company announced the entry of the Company and GSK into a Termination and Transfer regarding the return of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program.

As part of the agreement, sponsorship of the ongoing IGNYTE and long-term follow-up (“LTFU”) trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and further milestone payments totalling £22.5 million will be due in relation to successive stages of transfer of the trials.

The Company has identified the following performance obligations under the agreement: (i) to take over sponsorship for the IGNYTE trial and (ii) to take over sponsorship for the LTFU trial. The revenue allocated to the IGNYTE obligation is recognized as sponsorship of the active trials that make up the IGNYTE trial transfer, based on the number of patients transferring in each trial. The revenue allocated to the LTFU obligation is recognized as sponsorship of the trials that make up the LTFU trial transfers, including trials for potential future patients transferring to the LTFU trial from the IGNYTE trial, based on the number of active and potential patients transferring in each trial.

No revenue was recognized for the agreement in the three and six months ended June 30, 2023.

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

On July 18, 2023, the U.K. Government released draft legislation on proposed changes to the U.K. research and development regimes. These changes include combining the current SME R&D Tax Credit Scheme and RDEC Schemes with a single 20% gross rate applying to all claims with an exception for R&D Intensive SMEs. For entities which qualify as R&D Intensive SMEs, a high effective cash tax benefit of 27% will be available. The draft legislation also includes changes to other rules and types of qualifying expenditure, such as the treatment of subcontracted and overseas costs. The Company is currently evaluating the impact of the draft legislation on its future tax credit claims.

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

General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including benefits;
●	business development expenses, including travel expenses;
●	professional fees for auditors, lawyers and other consulting expenses, including those incurred in relation to the merger with TCR[2];
●	costs of facilities, communication, and office expenses;
●	cost of establishing commercial operations;
●	information technology expenses;
●	amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and
●	share-based compensation expenses.

Other (Expense) Income, Net

Other (expense) income, net primarily comprises foreign exchange (losses) gains. We are exposed to foreign exchange rate risk because we currently operate in the United Kingdom and United States. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our primary U.K.-based subsidiary, Adaptimmune Limited, incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Adaptimmune Limited has an intercompany loan balance in U.S. dollars payable to the ultimate parent company, Adaptimmune Therapeutics plc, which is considered of a long-term investment nature as repayment is not planned or anticipated in the foreseeable future. It is Adaptimmune Therapeutics plc’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We incur tax losses and tax credit carryforwards in the United Kingdom on an annual basis. No net deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. On June 10, 2021, the U.K. 2021 Finance Bill received Royal Assent. Under this bill, the rate of U.K. corporation tax will increase to 25% from April 1, 2023, with lower rates and tapered relief to be applied to companies with profits below £250,000.

We benefit from reimbursable tax credits in the United Kingdom through the SME R&D Tax Credit Scheme as well as the RDEC Scheme which are presented as a deduction to research and development expenditure.

Our pre-existing subsidiary in the United States, Adaptimmune LLC, has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 21%. Due to its activity in the United States, and the sourcing of its revenue, the U.S. subsidiary is not currently subject to any state or local income taxes. The Company also benefits from the U.S Research Tax Credit and Orphan Drug Credit.

TCR2 has incurred net losses since acquisition and generates research and development tax credits. No net deferred tax assets are recognized on our TCR2’s losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022, together with the changes to those items (in thousands):

	Three months ended
	June 30,
	2023	2022	Increase/decrease
Revenue	$5,130	$5,538	$(408)	(7)%
Research and development expenses	(29,965)	(34,740)	4,775	(14)%
General and administrative expenses	(20,073)	(14,550)	(5,523)	38%
Total operating expenses	(50,038)	(49,290)	(748)	2%
Operating loss	(44,908)	(43,752)	(1,156)	3%
Interest income	1,543	357	1,186	332%
Gain on bargain purchase	22,155	—	22,155	—%
Other (expense) income, net	501	(655)	1,156	(176)%
Loss before income tax expense	(20,709)	(44,050)	23,341	(53)%
Income tax expense	(680)	(470)	(210)	45%
Profit/(loss) for the period	$(21,389)	$(44,520)	$23,131	(52)%

Revenue

Revenue decreased by $0.4 million to $5.1 million for the three months ended June 30, 2023 compared to $5.5 million for the three months ended June 30, 2022.

Research and Development Expenses

Research and development expenses decreased by 14% to $30.0 million for the three months ended June 30, 2023 from $34.7 million for the three months ended June 30, 2022.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	June 30,
	2023	2022	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$21,608	$24,198	$(2,590)	(11)%
Subcontracted expenditure	9,480	14,983	(5,503)	(37)%
Manufacturing facility expenditure	1,884	1,934	(50)	(3)%
Share-based compensation expense	1,285	2,033	(748)	(37)%
In-process research and development costs	(1,863)	408	(2,271)	(557)%
Reimbursements receivable for research and development tax and expenditure credits	(2,429)	(8,816)	6,387	(72)%
	$29,965	$34,740	$(4,775)	(14)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $4.8 million for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to the following:

●	A decrease of $2.6 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by a decrease in the average number of employees engaged in research and development compared to the equivalent period in 2022, including the restructuring programme that was completed in the first quarter of 2023;
●	A decrease of $5.5 million in subcontracted expenditure due to a decrease in clinical trial expenses and lentiviral vector manufacturing costs; and
●	a decrease of $2.3 million in in-process research and development costs to a credit of $1.9 million due to the release of a milestone that was previously accrued that is no longer expected to be paid; offset by
●	A decrease of $6.4 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023.

Our subcontracted costs for the three months ended June 30, 2023 were $9.5 million, compared to $15.0 million in the same period of 2022. This includes $5.9 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $3.6 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses increased by 38% to $20.1 million for the three months ended June 30, 2023 from $14.6 million in the same period in 2022. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	June 30,
	2023	2022	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$12,296	$8,559	$3,737	44%
Other corporate costs	7,703	5,323	2,380	45%
Share-based compensation expense	2,552	3,012	(460)	(15)%
Reimbursements	(2,478)	(2,344)	(134)	6%
	$20,073	$14,550	$5,523	38%

The net increase in our general and administrative expenses of $5.5 million for the three months ended June 30, 2023 compared to the same period in 2022 was largely due to;

●	An increase of $3.7 million in Salaries, depreciation of property, plant and equipment and other employee-related costs for the three months ended June 30, 2023 compared to the same period in 2022 due to severance and other related costs for former TCR[2] leadership and employees; and
●	An increase of $2.4 million in other corporate costs due to an increase in accounting, legal and professional fees incurred in relation to entering into the TCR[2] Therapeutics Inc. merger agreement.

Gain on Bargain Purchase

The gain on bargain purchase of $22.2 million arose in June 2023 from the strategic combination with TCR2 Therapeutics Inc on June 1, 2023.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 Therapeutics Inc. since acquisition.

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022, together with the changes to those items (in thousands):

	Six months ended
	June 30,
	2023	2022	Increase/decrease
Revenue	$52,731	$9,113	$43,618	479%
Research and development expenses	(55,513)	(71,492)	15,979	(22)%
General and administrative expenses	(40,470)	(31,354)	(9,116)	29%
Total operating expenses	(95,983)	(102,846)	6,863	(7)%
Operating profit/(loss)	(43,252)	(93,733)	50,481	(54)%
Interest income	2,219	695	1,524	219%
Gain on bargain purchase	22,155	—	22,155	—%
Other (expense) income, net	(170)	(643)	473	(74)%
Profit/(loss) before income tax expense	(19,048)	(93,681)	74,633	(80)%
Income tax expense	(1,305)	(1,104)	(201)	18%
Profit/(loss) for the period	$(20,353)	$(94,785)	$74,432	(79)%

Revenue

Revenue increased by $43.6 million to $52.7 million in the six months ended June 30, 2023 compared to $9.1 million for the six months ended June 30, 2022 primarily due to the termination of the Astellas collaboration, resulting in the release of the remaining deferred income for the collaboration being released as revenue in March 2023.

Research and Development Expenses

Research and development expenses decreased by 22% to $55.5 million for the six months ended June 30, 2023 from $71.5 million for the six months ended June 30, 2022.

Our research and development expenses comprise the following (in thousands):

	Six months ended
	June 30,
	2023	2022	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$39,715	47,236	$(7,521)	(16)%
Subcontracted expenditure	20,645	29,533	(8,888)	(30)%
Manufacturing facility expenditure	3,392	4,887	(1,495)	(31)%
Share-based compensation expense	1,401	4,556	(3,155)	(69)%
In-process research and development costs	(1,863)	2,253	(4,116)	(183)%
Reimbursements receivable for research and development tax and expenditure credits	(7,777)	(16,973)	9,196	(54)%
	$55,513	$71,492	$(15,979)	(22)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $16.0 million for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the following:

●	a decrease of $7.5 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by a decrease in the average number of employees engaged in research and development;
●	a decrease of $8.9 million in subcontracted expenditure due to a decrease in clinical trial expenses;
●	a decrease of $4.1 million in in-process research and development costs to a credit of $1.9 million due to the release of a milestone that was previously accrued that is no longer expected to be paid; and
●	a decrease of $3.2 million in share-based compensation expense due to a combination of lower fair value of options granted in the six months ended June 30, 2023 compared to the equivalent period in 2022 and due to high forfeiture credits due to redundancies in the same period; offset by
●	a decrease of $9.2 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023.

Our subcontracted costs for the six months ended June 30, 2023 were $20.6 million, compared to $29.5 million in the same period of 2022. This includes $15.1 million of costs directly associated with our afami-cel, ADP-A2M4CD8 and ADP-A2AFP SPEAR T-cells and $5.5 million of other development costs.

General and Administrative Expenses

General and administrative expenses increased by 29% to $40.5 million for the six months ended June 30, 2023 from $31.4 million in the same period in 2022. Our general and administrative expenses consist of the following (in thousands):

	Six months ended
	June 30,
	2023	2022	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$20,664	$17,326	$3,338	19%
Restructuring charges	1,703	—	1,703	N/A %
Other corporate costs	16,469	10,297	6,172	60%
Share-based compensation expense	4,112	6,075	(1,963)	(32)%
Reimbursements	(2,478)	(2,344)	(134)	6%
	$40,470	$31,354	$9,116	29%

The net increase in our general and administrative expenses of $9.1 million for the six months ended June 30, 2023 compared to the same period in 2022 was largely due to:

●	an increase of $3.3 million in salaries, depreciation of property, plant and equipment and other employee-related costs compared to the equivalent period in 2022, due to severance and other related costs for former TCR[2] leadership and employees
●	Restructuring charges of $1.7 million, relating to the restructuring programme completed in the first quarter of 2023;

and
●	an increase of $6.2 million in other corporate costs due to an increase in accounting, legal and professional fees incurred in relation to entering into the TCR[2] Therapeutics Inc. merger agreement; offset by
●	a decrease in share-based compensation expense of $2.0 million due to a combination of lower fair value of options granted in the six months ended June 30, 2023 compared to the equivalent period in 2022 and due to high forfeiture credits due to redundancies in the same period.

Gain on Bargain Purchase

The gain on bargain purchase of $22.2 million arose in June 2023 from the strategic combination with TCR2 Therapeutics Inc on June 1, 2023.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 Therapeutics Inc. since acquisition.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to June 30, 2023, we have raised:

●	$870.2 million, net of issuance costs, through the issuance of shares;
●	$402.5 million through collaborative arrangements with Genentech, GSK and Astellas; and
●	$110.6 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

$45.3 million in cash and cash equivalents and restricted cash and $39.5 million of marketable securities were also acquired as part of the strategic combination with TCR2 Therapeutics Inc.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of June 30, 2023, we had cash and cash equivalents of $77.0 million and Total Liquidity of $204.7 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund the Company’s current operations, based upon our currently anticipated research and development activities and planned capital spending, we currently estimate that the cash runway will extend into early 2026. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months ended
	June 30,
	2023	2022
Net cash used in operating activities	$(81,045)	$(95,652)
Net cash provided by investing activities	51,035	39,334
Net cash provided by financing activities	210	10,012
Cash, cash equivalents and restricted cash	80,200	99,524

Operating Activities

Net cash used in operating activities was $81.0 million for the six months ended June 30, 2023 compared to $95.7 million for the six months ended June 30, 2022. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the six months ended June 30, 2023 decreased due to a decrease in operating expenditure as a result of the restructuring and re-prioritisation of activities that was initiated in the final quarter of 2022.

Net cash used in operating activities of $81.0 million for the six months ended June 30, 2023 comprised a net profit of $20.4 million and a net cash outflow of $48.5 million from changes in operating assets and liabilities, offset by non-cash items of $12.2 million The changes in operating assets and liabilities include the impact of a $9.2 million increase in reimbursements receivable for research and development tax credits. The non-cash items consisted primarily of a $22.2 million gain on bargain purchase, depreciation expense on plant and equipment of $3.8 million, share-based compensation expense of $5.5 million, unrealized foreign exchange losses of $0.4 million, accretion on available-for-sale debt securities of $0.6 million and other items of $0.9 million.

Investing Activities

Net cash provided by investing activities was $51.0 million for the six months ended June 30, 2023 compared to $39.3 million for the six months ended June 30, 2022. The net cash provided by investing activities for the respective periods consisted primarily of:

●	purchases of property and equipment of $3.6 million and $16.1 million for the six months ended June 30, 2023 and 2022, respectively; and
●	cash outflows from investment in marketable securities of $67.1 million and $42.2 million for the six months ended June 30, 2023 and 2022, respectively; offset by
●	cash inflows from maturity or redemption of marketable securities of $76.1 million and $97.6 million for the six months ended June 30, 2023 and 2022, respectively; and
●	cash and cash equivalents acquired as part of the strategic combination with TCR[2] Therapeutics Inc. of $45.3 million.

The Company invests surplus cash and cash equivalents in marketable securities.

Financing Activities

Net cash provided by financing activities was $0.2 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively. The net cash provided by financing activities in the six months end June 30, 2023 consisted primarily of net proceeds of $0.2 million from shares issued in an At-The-Market offering, net of commissions and issuance costs. The net cash provided by financing activities in the six months ended June 30, 2022 consisted primarily of net proceeds of $10.0 million from shares issued in an At-The-Market offering, net of commissions and issuance costs.

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

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$76,969	$108,033
Marketable securities - available-for-sale debt securities	127,738	96,572
Total Liquidity	$204,707	$204,605

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2023. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2023.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2023 we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, the disclosures set out in our Quarterly Report for the quarter ended March 31, 2023 and the disclosures set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended June 30, 2023, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and the updated risk factors set out in our Quarterly Report for the quarter ended March 31, 2023.

The following additional risk factors apply to our business in relation to the proposed strategic combination with TCR2.

Integration of the two companies could negatively impact the ability of Adaptimmune to fund and progress clinical programs.

As a result of the combination of the two companies, Adaptimmune is now required to fund an enhanced clinical pipeline and to integrate clinical programs from TCR2 into its own clinical development plan and processes. Integrating clinical programs may divert management resources away from existing programs of both Adaptimmune and TCR2 and may result in a delay to the development of its assets and products. In addition, existing combined funding will need to fund all ongoing development programs and decisions may need to be taken around prioritization of those programs whilst additional funding or sources of funding are obtained.

Phase 1 trial with TC-510 is currently in dose escalation phase and may not progress beyond dose escalation phase.

Phase 1 trials with TC-510 are current in the dose escalation phase. Should unmanageable toxicities be identified during the dose escalation phase it may not be possible to increase the dose of TC-510 administered to patients in the trial or such toxicities may prevent continuation of the trial. Should dose escalation not be possible in the trial, the efficacy of TC-510 may be impacted. As of April 14, 2023, 3 patients had received at least one dose of TC-510 in the Phase 1 trial.   Adverse events occurring in at least one of the subjects considered by investigators to be at least possibly related to TC-510 include abdominal pain, platelet count decreased, white blood count decreased, ALT increased, AST increased, blood alkaline phosphatase increased, troponin I increased, pleuritic pain, cough, hypoxia, pneumonitis, fatigue, CRS, dysuria, sinus tachycardia.

The Phase 1 trial with TC-510 is in the first dose level of the dose escalation phase. Data from this initial phase is being evaluated and escalation to the next dose level is dependent on this evaluation. In addition, mesothelin is expressed in tissues other than tumor tissue and there is no guarantee that on-target toxicities will not be observed with TC-510 as we continue to develop those cell therapies.

Trials utilising TC-210 (gavo-cel) may not progress further due to observed toxicities or lack of favourable response.

Patients have received gavo-cel in both a Phase 1 and Phase 2 trial. In the Phase 1 trial as of January 10, 2023, 32 patients received at least one dose of transduced cells. Adverse events occurring in >10% of subjects considered by investigators to be at least possibly related to Gavo-Cel include CRS, anaemia, lymphocyte count decreased, neutrophil count decreased, febrile neutropenia, pyrexia, fatigue, nausea, white blood cell count decreased, platelet count decreased, dyspnoea, hypoxia, pneumonitis, hypotension, headache, hypoalbuminaemia.

In the Phase 2 trial as of January 10, 2023 8 patients have received at least one dose of gavo-cel. Adverse events occurring in >10% of subjects considered by investigators to be at least possibly related to Gavo-Cel include CRS, anaemia, pyrexia, chill, diarrhoea, constipation, abdominal tenderness, white blood cell count decreased, platelet count decreased, neutrophil count decreased, blood alkaline phosphatase increased, activated partial thromboplastin time prolonged, blood lactate dehydrogenase increased, hypoxia, pneumonitis, pulmonary embolism, hypotension, headache, dizziness, ICANS, hypoalbuminaemia, hypomagnesaemia,hyponatraemia, hypokalaemia, hyperkalaemia, alopecia, rash, sinus tachycardia, cystitis noninfective, hematuria, lacrimation increased, tumor pain.

The toxicities observed and risk:benefit profile for gavo-cel are being evaluated. There is no guarantee that we will not see additional side effects. In addition, mesothelin is expressed in tissues other than tumor tissue and there is no guarantee that on-target toxicities will not be observed with gavo-cel which could prevent or limit further development of gavo-cel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

10.29

Adaptimmune Therapeutics plc 2015 Share Option Scheme, dated March 16, 2015, as amended on April 15, 2015, January 13, 2016, December 18, 2017 and June 29, 2023 (incorporated by reference to Exhibit 10.1 of our Form 8-K, filed with the SEC on June 29, 2023).

10.30

Adaptimmune Therapeutics plc 2016 Employee Share Option Scheme, dated January 14, 2016, as amended on December 18, 2017 and June 29, 2023 (incorporated by reference to Exhibit 10.2 of our Form 8-K, filed with the SEC on June 29, 2023).

10.52

Letter of Appointment dated June 1, 2023 and effective from June 1, 2023 between the Company and Andrew Allen (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on June 1, 2023).

10.53

Letter of Appointment dated June 1, 2023 and effective from June 1, 2023 between the Company and Priti Hedge (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on June 1, 2023).

10.54

Letter of Appointment dated June 1, 2023 and effective from June 1, 2023 between the Company and Garry Menzel (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on June 1, 2023).

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Profit/Loss for the three and six months ended June 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and six months ended June 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: August 9, 2023	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: August 9, 2023	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer