Form 10-Q
period 2023-09-30
Adaptimmune Therapeutics PLC
filed 2023-11-08
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 1,362,729,582.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023, those discussed in the section titled “Risk Factors” included under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 9, 2023 and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$90,059	$108,033
Marketable securities - available-for-sale debt securities	71,669	96,572
Accounts receivable, net of allowance for expected credit losses of $0 and $0	789	7,435
Other current assets and prepaid expenses	56,851	43,330
Total current assets	219,368	255,370

Restricted cash	3,013	1,569
Operating lease right-of-use assets, net of accumulated amortization of $11,930 and $9,470	21,302	18,019
Property, plant and equipment, net of accumulated depreciation of $42,543 and $38,588	52,571	53,516
Intangible assets, net of accumulated amortization of $5,008 and $4,676	384	442
Total assets	$296,638	$328,916

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,922	$4,753
Operating lease liabilities, current	5,081	2,728
Accrued expenses and other current liabilities	26,831	31,215
Restructuring provision	—	2,285
Deferred revenue, current	29,312	23,520
Total current liabilities	75,146	64,501

Operating lease liabilities, non-current	20,520	20,349
Deferred revenue, non-current	111,487	160,892
Other liabilities, non-current	1,356	1,296
Total liabilities	208,509	247,038

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,702,760,280 authorized and 1,361,595,036 issued and outstanding (2022: 1,282,773,750 authorized and 987,109,890 issued and outstanding)	1,863	1,399
Additional paid in capital	1,061,420	990,656
Accumulated other comprehensive gain/(loss)	102	(875)
Accumulated deficit	(975,256)	(909,302)
Total stockholders' equity	88,129	81,878

Total liabilities and stockholders’ equity	$296,638	$328,916

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$7,319	$7,007	$60,050	$16,120
Operating expenses
Research and development	(37,788)	(33,182)	(93,301)	(104,674)
General and administrative	(16,164)	(16,815)	(56,634)	(48,169)
Total operating expenses	(53,952)	(49,997)	(149,935)	(152,843)
Operating loss	(46,633)	(42,990)	(89,885)	(136,723)
Interest income	2,149	324	4,368	1,019
Gain on bargain purchase	(106)	—	22,049	—
Other income (expense), net	(324)	1,644	(494)	1,001
Loss before income tax expense	(44,914)	(41,022)	(63,962)	(134,703)
Income tax expense	(687)	(399)	(1,992)	(1,503)
Net loss attributable to ordinary shareholders	$(45,601)	$(41,421)	$(65,954)	$(136,206)

Net loss per ordinary share
Basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	1,357,849,656	980,791,114	1,153,791,567	961,354,122

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(45,601)	$(41,421)	$(65,954)	$(136,206)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	24,359	58,011	(4,830)	122,496
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, and $0	(21,321)	(50,489)	4,794	(103,404)
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, and $0	69	204	926	(1,267)
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0, and $0	87	—	87	—
Total comprehensive loss for the period	$(42,407)	$(33,695)	$(64,977)	$(118,381)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders'
	stock	stock	capital	(loss) / gain	deficit	equity
Balance as of January 1, 2023	987,109,890	$1,399	$990,656	$(875)	$(909,302)	$81,878

Net profit	—	—	—	—	1,036	1,036
Other comprehensive loss	—	—	—	(910)	—	(910)
Issuance of shares upon exercise of stock options	6,035,574	7	1	—	—	8
Issue of shares under At The Market sales agreement, net of commission and expenses	554,496	1	187	—		188
Share-based compensation expense	—	—	1,676	—	—	1,676
Balance as of March 31, 2023	993,699,960	$1,407	$992,520	$(1,785)	$(908,266)	$83,876
Net loss	—	—	—	—	(21,389)	(21,389)
Other comprehensive loss	—	—	—	(1,307)	—	(1,307)
Issuance of shares upon exercise of stock options	698,778	1	13	—	—	14
Issuance of shares upon acquisition of TCR[2]	357,429,306	443	60,320	—	—	60,763
Share-based compensation expense	—	—	4,694	—	—	4,694
Balance as of June 30, 2023	1,351,828,044	$1,851	$1,057,547	$(3,092)	$(929,655)	$126,651
Net loss	—	—	—	—	(45,601)	(45,601)
Other comprehensive gain	—	—	—	3,194	—	3,194
Issuance of shares upon exercise of stock options	6,466,992	9	152	—	—	161
Issue of shares under At The Market sales agreement, net of commission and expenses	3,300,000	3	432	—	—	435
Share-based compensation expense	—	—	3,289	—	—	3,289
Balance as of September 30, 2023	1,361,595,036	$1,863	$1,061,420	$102	$(975,256)	$88,129

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
			Additional	other		Total
	Common	Common	paid in	comprehensive	Accumulated	stockholders’
	stock	stock	capital	(loss) / gain	deficit	equity
Balance as of January 1, 2022	937,547,934	$1,337	$959,611	$(11,142)	$(743,846)	$205,960

Net loss	—	—	—	—	(50,265)	(50,265)
Other comprehensive gain	—	—	—	1,829	—	1,829
Issuance of shares upon exercise of stock options	3,318,072	5	30	—	—	35
Share-based compensation expense	—	—	5,586	—	—	5,586
Balance as of March 31, 2022	940,866,006	$1,342	$965,227	$(9,313)	$(794,111)	$163,145
Net loss	—	—	—	—	(44,520)	(44,520)
Other comprehensive gain	—	—	—	8,270	—	8,270
Issuance of shares upon exercise of stock options	759,336	1	—	—	—	1
Issuance of shares under At The Market sales agreement, net of commission and expenses	35,134,182	44	9,932	—	—	9,976
Share-based compensation expense	—	—	5,045	—	—	5,045
Balance as of June 30, 2022	976,759,524	$1,387	$980,204	$(1,043)	$(838,631)	$141,917
Net loss	—	—	—	—	(41,421)	(41,421)
Issuance of shares upon exercise of stock options	1,005,558	1	5	—	—	6
Issuance of shares under At The Market sales agreement, net of commission and expenses	4,954,854	6	1,440			1,446
Other comprehensive gain	—	—	—	7,726	—	7,726
Share-based compensation expense	—	—	3,663	—	—	3,663
Balance as of September 30, 2022	982,719,936	$1,394	$985,312	$6,683	$(880,052)	$113,337

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(65,954)	$(136,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,647	4,009
Amortization	322	629
Gain on bargain purchase	(22,049)	—
Share-based compensation expense	8,692	14,294
Unrealized foreign exchange losses/(gains)	709	(2,501)
(Accretion)/amortization on available-for-sale debt securities	(1,595)	2,165
Other	253	765
Changes in operating assets and liabilities:
Increase in receivables and other operating assets	(709)	(29,778)
(Decrease)/increase in payables and other current liabilities	(7,792)	15,200
Decrease in deferred revenue	(44,728)	(12,388)
Net cash used in operating activities	(126,204)	(143,811)

Cash flows from investing activities
Acquisition of property, plant and equipment	(3,854)	(26,081)
Acquisition of intangible assets	(199)	(231)
Cash from acquisition of TCR2 Therapeutics Inc.	45,264	—
Maturity or redemption of marketable securities	139,243	136,694
Investment in marketable securities	(73,026)	(42,197)
Other	913	—
Net cash provided by investing activities	108,341	68,185

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	623	11,422
Proceeds from exercise of stock options	183	42
Net cash provided by financing activities	806	11,464

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	527	(6,791)
Net decrease in cash, cash equivalents and restricted cash	(16,530)	(70,953)
Cash, cash equivalents and restricted cash at start of period	109,602	151,666
Cash, cash equivalents and restricted cash at end of period	$93,072	$80,713

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage of clinical development including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $975,256,000 as of September 30, 2023.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $90,059,000, marketable securities of $71,669,000 and restricted cash of $3,013,000 as of September 30, 2023. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company had two customers during the three months ended September 30, 2023 which are Genentech and GSK, and three during the nine months ended, September 30, 2023, which also includes Astellas. There were accounts receivable of $789,000 as of September 30, 2023 and $7,435,000 as of December 31, 2022. The Company has been transacting with Genentech since 2021, Astellas since 2020 and GSK since 2014, during which time no credit losses have been recognized. As of September 30, 2023, no allowance for expected credit losses is recognized on the basis that the possibility of credit losses arising on its receivables as of September 30, 2023 is considered to be remote.

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

Note 3 — Revenue

The Company had two revenue-generating contracts with customers in the three months ended September 30, 2023 and three in the nine months ended September 30, 2023, compared to three in the three and nine months ended September 30, 2022: a collaboration agreement with Astellas that was terminated as of March 6, 2023, a strategic collaboration and license agreement with Genentech and a termination and transfer agreement with GSK that was effective on April 6, 2023. The original collaboration and license agreement with GSK was terminated in 2022.

Revenue comprises the following categories (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Development revenue	$7,319	$7,007	$60,050	$16,120
	$7,319	$7,007	$60,050	$16,120

Deferred revenue decreased by $43,613,000 from $184,412,000 at December 31, 2022 to $140,799,000 at September 30, 2023 primarily due to revenue recognized during the quarter. This was partially offset by payments of $9,613,000 and $3,727,000 from GSK in the second and third quarters of 2023, respectively, and a $1,143,000 increase caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.21 at December 31, 2022 to £1.00 to $1.22 at September 30, 2023.

As of December 31, 2022, there was deferred revenue of $184,412,000 of which $59,375,000 was recognized as revenue in the nine months ended September 30, 2023.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of September 30, 2023 was $305,197,000.

The Genentech Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Genentech agreement as of September 30, 2023 was $268,588,000. Of this amount $164,158,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $85,435,000 is allocated to the research services and rights granted for the personalized therapies, $12,821,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $4,939,000 is allocated to the material right for the first option to extend the research term and $1,235,000 is allocated to the material right for the option to extend the research term a second time.

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

The Astellas Collaboration Agreement

The Company and Universal Cells mutually agreed to terminate the Astellas Collaboration Agreement as of March 6, 2023 (the “Termination Date”). In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Collaboration Agreement ceased as of the Termination Date. There were no termination penalties in connection with the termination; however the Company is still entitled to receive reimbursement for research and development work performed up to and including a period of 30 days after the Termination Date.

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

The termination was accounted for as a contract modification on a cumulative catch-up basis. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and variable consideration from the remaining reimbursement income to be billed under the collaboration at the end of the 30 day period after the Effective Date. The transaction price of the modification was recognized in full in March 2023 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under, no remaining deferred income relating to, the agreement as of September 30, 2023 and no revenue was recognized in the three months ended September 30, 2023.

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

As part of the agreement, sponsorship and responsibility for the ongoing IGNYTE and long-term follow-up (“LTFU”) trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and a milestone payment if £3 million in September 2023. Further milestone payments totalling £19.5 million will be due in relation to successive stages of transfer of the trials.

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

No revenue was recognized for the agreement in the three and nine months ended September 30, 2023. The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of September 30, 2023 was $36,609,000, of which $20,501,000 is allocated to the IGNYTE performance obligation and $16,108,000 is allocated to the LTFU performance obligation.

Note 4 — Loss per share

The following tables reconcile the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator for basic and diluted loss per share
Net loss attributable to ordinary shareholders	$(45,601)	$(41,421)	$(65,954)	$(136,206)
Net loss attributable to ordinary shareholders used for basic and diluted loss per share	$(45,601)	$(41,421)	$(65,954)	$(136,206)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Denominator for basic loss per share - Weighted average shares outstanding	1,357,849,656	980,791,114	1,153,791,567	961,354,122

The dilutive effect of 200,370,627 and 152,427,845 stock options outstanding as of September 30, 2023 and 2022 respectively have been excluded from the diluted loss per share calculation for the three and nine months ended September 30, 2023 and 2022 because they would have an antidilutive effect on the loss per share for the period.

Note 5 — Accumulated other comprehensive (loss)/income

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

The following tables show the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2023	$55	$(930)	$(875)
Foreign currency translation adjustments	(16,908)	—	(16,908)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	15,526	—	15,526
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	472	472
Balance at March 31, 2023	$(1,327)	$(458)	$(1,785)
Foreign currency translation adjustments	(12,281)	—	(12,281)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	10,589	—	10,589
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	385	385
Balance at June 30, 2023	$(3,019)	$(73)	$(3,092)
Foreign currency translation adjustments	24,359	—	24,359
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(21,321)	—	(21,321)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	69	69
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net loss, net of tax of $0	—	87	87
Balance at September 30, 2023	$19	$83	$102

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2022	$(10,785)	$(357)	(11,142)
Foreign currency translation adjustments	16,792	—	16,792
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(13,808)	—	(13,808)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(1,155)	(1,155)
Balance at March 31, 2022	$(7,801)	$(1,512)	$(9,313)
Foreign currency translation adjustments	47,694	—	47,694
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(39,108)	—	(39,108)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(316)	(316)
Balance at June 30, 2022	$785	$(1,828)	$(1,043)
Foreign currency translation adjustments	58,011	—	58,011
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(50,489)	—	(50,489)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	204	204
Balance at September 30, 2022	$8,307	$(1,624)	$6,683

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of September 30, 2023 are as follows (in thousands):

		Fair value measurements using
	September 30,	Level 1	Level 2	Level 3
	2023
Assets classified as cash equivalents:
U.S. Treasury securities	$7,979	$—	$7,979	$—

Assets classified as available-for-sale debt securities:
Agency bonds	$2,981	—	2,981	—
Corporate debt securities	$8,817	$8,817	$—	$—
U.S. Treasury securities	$59,871	—	$59,871	—
	$71,669	$8,817	$62,852	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of September 30, 2023, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Cash equivalents:
U.S. Treasury securities	Less than 3 months	7,978	1	—	7,979
		$7,978	$1	$—	$7,979

Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	$8,824	$—	$(7)	$8,817
U.S. Treasury securities	Less than 3 months	59,780	94	(3)	59,871
Agency bonds	Less than 3 months	2,984	—	(3)	2,981
		$71,588	$94	$(13)	$71,669

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023			December 31, 2022
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for 12 months or longer:
Corporate debt securities	$2,377	1	$(6)	$74,481	16	$(679)
Agency bond	—	—	—	4,854	1	(154)

Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$6,440	2	$(1)	$11,283	2	$(97)
U.S. Treasury securities	14,894	5	(3)	—	—	—
Agency bond	2,981	1	(3)	—	—	—
	$26,692	9	$(13)	$90,618	19	$(930)

As of September 30, 2023, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. This is because the impairments are not severe, do not represent a significant proportion of the total fair market value of the investments and all securities have an investment-grade credit rating. Furthermore, the Company does not intend to sell the debt securities in an unrealized loss position, believes that it has the ability to hold the debt securities to maturity, and it is currently unlikely that the Company will be required to sell these securities before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development credits receivable	$40,533	$30,162
Prepayments	11,973	9,472
Clinical materials	1,290	1,279
VAT receivable	1,372	490
Other current assets	1,683	1,927
	$56,851	$43,330

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

The following table shows the lease costs for the nine months ended September 30, 2023 and 2022 and the weighted-average remaining lease term and the weighted-average discount rate as at September 30, 2023 and 2022:

	Nine months ended
	September 30,
	2023	2022
Lease cost:
Operating lease cost	$4,168	$3,327
Short-term lease cost	643	253
	$4,811	$3,580

	September 30,
	2023	2022

Weighted-average remaining lease term - operating leases	5.6 years	7.0 years
Weighted-average discount rate - operating leases	8.5%	6.8%

The maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

Operating leases

2023	$1,725
2024	6,826
2025	5,438
2026	4,255
2027	5,488
after 2027	7,385
Total lease payments	31,117
Less: Imputed interest	(5,516)
Present value of lease liability	$25,601

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

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued clinical and development expenditure	$13,208	$16,749
Accrued employee expenses	11,047	8,232
Other accrued expenditure	2,504	4,079
Other	72	2,155
	$26,831	$31,215

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

The agreement was amended and re-stated as of January 13, 2020, primarily to reflect changes to the development plan agreed between the parties. The agreement was further amended as of July 22, 2022, primarily to make certain changes to development milestones and to agree on the status thereof, as agreed between the parties. Following the amendment, milestone payments of $500,000, $600,000 and $400,000 were made in the year ended December 31, 2022. No remaining milestones have been accrued as of September 30, 2023. The upfront license and start-up fee and milestone payments were expensed to Research and development when incurred.

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

Note 12 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$789	$447	$2,190	$5,003
General and administrative	2,394	3,216	6,506	9,291
	$3,183	$3,663	$8,696	$14,294

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Number of options over ordinary shares granted	7,082,892	5,996,581	59,070,294	30,608,533
Weighted average fair value of ordinary shares options	$0.12	$0.21	$0.12	$0.37
Number of additional options with a nominal exercise price granted	465,960	1,866,216	26,480,652	22,916,376
Weighted average fair value of options with a nominal exercise price	$0.15	$0.28	$0.27	$0.53

The information above includes the impact of 29,639,418 options over ordinary shares and 5,501,196 options with a nominal exercise price granted on June 1, 2023, as replacement awards as part of the acquisition of TCR2 Therapeutics Inc., as explained further in Note 15.

Note 13 — Stockholders’ equity

On August 10, 2020 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (“ADSs”) representing our ordinary shares through Cowen in at-the-market (“ATM”) offerings for an aggregate offering price of up to $200 million. As of September 30, 2023, $197,360,000 remained available for sale under the Sales Agreement.

On April 8, 2022 the Company entered into a new sales agreement with Cowen (the “2022 Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In the nine months ended 30 September, 2023 the Company sold 642,416 ADSs under the agreement representing 3,854,496 ordinary shares resulting in net proceeds to the Company of $596,716 after deducting commissions payable under the 2022 Sales Agreement and estimated issuance costs. As of September 30, 2023, approximately $186,067,867 remained available for sale under the 2022 Sales Agreement.

Note 14 – Restructuring

2022-23 Restructuring programme

On November 8, 2022, the Company announced that in order to extend the Company’s cash runway, it was re-focusing the business on core programs and deprioritizing non-core programs and undertaking a restructuring of the Company including a headcount reduction to be completed in the first quarter of 2023.

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

The amounts incurred in relation to the redundancy programme are as follows:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	costs
Cumulative amount incurred to December 31, 2022	$1,171	$1,114	$2,285
Amount incurred in the three months ended March 31, 2023 and nine months ended September 30, 2023	778	925	1,703
Total amount and cumulative amount incurred to September 30, 2023	$1,949	$2,039	$3,988

The table below is a summary of the changes in the restructuring provision in the Consolidated Balance Sheet in the nine months ended September 30, 2023:

		One-time
	Contractual	employee	Total
	termination	termination	restructuring
	benefits	benefits	provision
Provision at January 1, 2023	$1,171	$1,114	$2,285
Costs incurred and charged to General and administrative expenses	670	947	1,617
Costs paid during the period	(1,955)	(1,953)	(3,908)
Adjustments to the liability	108	(22)	86
Effect of foreign exchange rates	6	2	8
Provision at March 31, 2023	$—	$88	$88

Costs paid during the period	—	(88)	(88)
Provision at June 30, 2023 and September 30, 2023	$—	$—	$—

The costs incurred during the period includes the element of one-time employee termination benefits that was recognized over the remaining period of employee service. The costs incurred during the nine months to 30 September 2023 also include an addition to the provision for costs incurred relating to termination benefits paid to the former Chief Commercial Officer, who left employment with the Company in the first quarter of 2023.

No impairment losses were recognized as a result of the restructuring.

TCR2 post-acquisition senior leadership severance

Following the acquisition of TCR2 Therapeutics Inc. in June 2023 (see Note 15), the Company made most of the former members of TCR2’s senior leadership team, comprising the executive officers and most vice presidents, redundant and paid severance packages. The redundancy packages are considered contractual termination benefits as they arise from terms of employment contracts including change-in-control ‘dual trigger’ provisions, and were comprised of severance and other payments and accelerated vesting of share option awards.

The amounts incurred in relation to these redundancies in the nine months to September 30, 2023, are as follows:

Three and nine months ending
September 30, 2023
Severance and other cash payments	$5,655
Accelerated vesting of share-based compensation awards	835
Amount incurred to June 30, 2023	$6,490

Accelerated vesting of share-based compensation awards	197
Total and cumulative amount incurred to September 30, 2023	$6,687

The expense associated with the accelerated vesting of share-based compensation awards recognized in Research and development and General and administrative expenses in the Consolidated Statement of Operations was $0.2 million and $0.8 million, respectively. The table below is a summary of the changes in the liability in the Consolidated Balance Sheet in the three and nine months ended September 30, 2023:

Liability
Liability at June 1, 2023	$805
Costs incurred and charged to Research and development expenses	1,267
Costs incurred and charged to General and administrative expenses	4,388
Costs paid during the period	(4,823)
Liability at June 30, 2023	$1,637

Costs paid during the period	(752)
Liability at September 30, 2023	$885

The amounts included in the liabilities at June 1, and September 30, 2023 and the cash paid during the period, include amounts relating to accrued payments to these employees for services provided prior to the acquisition of TCR2 by the Company.

Note 15 – Business combinations

On March 6, 2023 the Company announced entry into a definitive agreement under which it would combine with TCR2 Therapeutics Inc. (“TCR2”) in an all-stock transaction to create a preeminent cell therapy company focused on treating solid tumors. TCR2 is a Boston, Massachusetts-based T-cell therapy company focused on treating solid tumours, with clinical franchises undergoing trials and a preclinical pipeline. The combination provides extensive benefits for clinical development and product delivery supported by complementary technology platforms.

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

The consideration transferred for TCR2 includes the shares issued by the Company to former TCR2 shareholders, plus the fair value of replacement awards of the Company granted to TCR2 grantholders attributable to pre-combination vesting. The table below summarizes the consideration transferred and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration transferred:
Fair value of 357,429,306 ordinary shares issued	$60,763
Fair value of replacement options and RSU-style options granted attributable to pre-combination service:	963
Purchase consideration	$61,726

Identifiable assets acquired and liabilities assumed:

Assets acquired
Cash and cash equivalents	$43,610
Restricted cash	1,654
Marketable securities - available-for-sale debt securities	39,532
Other current assets and prepaid expenses	6,029
Property, plant and equipment	2,712
Operating lease right-of-use assets	5,145
Intangible assets	58
Total assets acquired	$98,740

Liabilities assumed
Accounts payable	(6,210)
Accrued expenses and other current liabilities	(4,537)
Operating lease liabilities, current	(1,974)
Operating lease liabilities, non-current	(2,244)
Total liabilities assumed	$(14,965)

Net assets acquired and liabilities assumed	$83,775

The fair value of the 357,429,306 ordinary shares issued to TCR2 stockholders of $60,763,000 was determined on the basis of the closing market price of $1.02 ($0.17 per ordinary share) of the Company’s ADSs as of May 31, 2023.

The number and fair value of replacement awards of the Company granted to TCR2 grantholders attributable to pre-combination and post-combination vesting was provisional at June 30, 2023 but has been finalized at September 30, 2023. The finalization of the provisional amounts resulted in an increase to the purchase consideration of $106,000.

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

The table below summarises the calculation for the gain on bargain purchase, recognized in the Gain on bargain purchase line in the Consolidated Statement of Operations:

Gain on bargain purchase

Purchase consideration	$(61,726)
Net assets acquired and liabilities assumed	83,775

Gain on bargain purchase	$22,049

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

The amount of TCR2’s earnings that are included in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2023 was a loss of $23,531,000 which excludes the gain on bargain purchase.

The amount of revenue and earnings of the combined entity for the nine months ended September 30, 2023 and 2022, had the acquisition date been January 1, 2022, are as follows:

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Revenue	$60,050	$16,120
Net loss	(129,684)	(214,680)

The supplemental pro forma earnings for the nine months ended September 30, 2023 were adjusted to exclude the $22.0 million Gain on bargain purchase, the $7.3 million of acquisition-related costs recognized by the Company, as detailed below, and the $9.0 million of acquisition-related costs incurred by TCR2. The pro forma earnings for the nine months ended September 30, 2022 were adjusted to include these gains and losses. The supplemental pro forma earnings for both periods were adjusted to include the impact of replacement options issued, as if these had been issued as of January 1, 2022. Accordingly, the share-based compensation expense recognized by TCR2 in the nine months ended September 30, 2022, and the five months ended May 31, 2023, prior to the acquisition by the Company, of $8.7 million and $1.0 million, respectively, were excluded from the pro forma earnings.

TCR2 did not generate revenue in the period from January 1, 2022 to September 30, 2023, as it has no contracts with customers, so there was no impact on the revenue included in the Company’s Consolidated Statement of Operations or in the supplemental pro forma revenue and earnings presented above.

The Company incurred the following acquisition-related costs that were recognized as an expense in the nine months ended September 30, 2023:

Legal, professional and accounting fees	$5,174
Bankers' fees	2,172
Total acquisition-related costs	$7,346

All acquisition-related costs that were recognized as an expense were recognized in General and administrative expenses in the Consolidated Statement of Operations. No issuance costs were incurred relating to the issuance of shares to TCR2 stockholders.

Note 16 – Subsequent events

None.

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

BLA Filing for afami-cel

Adaptimmune’s lead product, afami-cel targets the MAGE-A4 antigen. Clinical data from the pivotal SPEARHEAD-1 trial for this product will support the filing of our first BLA submission in Q4 2023. An overall response rate of approximately 39% and median duration of response of approximately 12 months was reported at the Connective Tissue Oncology Society (“CTOS”) in 2022. Additional data for cohort 1 of the SPEARHEAD-1 trial was reported at CTOS in November 2023, with a median overall survival of approximately 17 months and 70% of people with advanced synovial sarcoma who responded to afami-cel being alive two years post treatment.

Submission of the preclinical (Part 1) and clinical (Part 2) modules of the BLA to the FDA has been completed and submission of the final modules remains on target for Q4 2023. The submission to the FDA for the companion diagnostic for the MAGE-A4 antigen has been completed. The FDA has agreed that cohort 2 of the SPEARHEAD-1 trial will act as confirmatory evidence for full approval for afami-cel. Mature data from cohort 2 is expected in mid 2024.

Clinical progress

Phase 2 clinical programs are ongoing with the Mage-A4 targetd T-cells and NY-ESO targeted T-cells:

●	SPEARHEAD-1 Phase 2 Trial with afami-cel (ADP-A2M4) targeting MAGE-A4: A registration directed Phase 2 clinical trial is ongoing in synovial sarcoma in which the MAGE-A4 antigen is expressed. Enrollment in Cohorts 1 and 2 are complete. Cohort 3 is now open to provide ongoing access to afami-cel prior to the planned commericalization.

●	IGNYTE Phase 2 Trial with lete-cel targeting NY-ESO: We are currently in the process of transitioning the IGNYTE trial in synovial sarcoma and myxoid round cell liposarcoma (MRCLS) from GSK, with completion of transition of IGNYTE trial expected by the end of 2023.We announced agreement of terms for the transfer of the NY-ESO Target programs back to Adaptimmune from GSK in April 2023. The IGNYTE trial has two sub-studies. Interim data from sub-study 2, the phase 2 portion of the trial was presented at CTOS in November 2023 with 40% of people with synovial sarcoma or MRCLS (18/45) having clinical responses by independent review and the trial meeting its primary endpoint for efficacy. A median duration of response of approximately 11 months was reported. Data from sub-study 1 from the trial in which treatment naïve synovial sarcoma patients received lete-cel was also presented at CTOS. 4 out of the 5 patients treated responded in sub-study 1.

Responses by independent review from interim analysis of IGNYTE-ESO

●	SURPASS-3 Phase 2 Trial with ADP-A2M4CD8 targeting MAGE-A4. A Phase 2 trial for people with platinum resistant ovarian cancer has been initiated. We have received RMAT designation (Regenerative Medicine Advanced Therapy designation) for ADP-A2M4CD8 for the treatment of this indication from the FDA. In the Phase 1 SURPASS trial an ORR of 40% in ovarian cancer (6/15 people treated) was reported at the European Society for Medical Oncology (“ESMO”) in October 2023, with one complete response and 5 partial responses. The Phase 2 trial will evaluate ADP-A2M4CD8 in both monotherapy and in combination with a checkpoint inhibitor, nivolumab, in platinum resistant ovarian cancer.

An earlier stage clinical trial is ongoing with our MAGE-A4 targeted TCR-T-cell therapy (ADP-A2M4CD8).

●	SURPASS Phase 1 Trial with ADP-A2M4CD8: Enrolment is ongoing in a Phase 1 trial for ADP-A2M4CD8, focusing on treatment of patients with head and neck and urothelial cancers in which the MAGE-A4 antigen is expressed and in earlier line treatment settings. Updated data from the trial was presented in October 2023 at ESMO. Across all indications the trial reported an overall response rate of 35%. In the 26 patients with ovarian, urothelial and head and neck cancers the response rate is 50% and in patients who received 3 or fewer prior lines of therapy, the response rate increases to 75%. The trial includes a combination cohort where participants receive a combination of ADP-A2M4CD8 together with a checkpoint inhibitor (nivolumab). Early data from the combination cohort was presented at ESMO in October 2023 and is still evolving. As of August 14, 2023 one patient in the combination cohort had a confirmed response. Subsequent to the data cut off, there has been one additional confirmed response.

CR=complete response; PR=partial response; SD=stable disease; PD=progressive disease; ESMO 2023 data cut off August 14, 2023

We also have trials ongoing with TC-510 focussing on the treatment of patients with mesothelin-expressing MPM, ovarian cancer, pancreatic cancer, colorectal cancer or triple negative breast cancer and gavo-cel focussing on treatment of patients with ovarian cancer in combination with Opdivo® (nivolumab). Based on the review of clinical data from both trials, those clinical trials are being halted and no additional patients will be enrolled in those trials.

Outside of the clinical programs, we have a preclinical program for T-cell therapies directed to the PRAME target which is expressed in a broad range of tumors. Dependent on the data arising from the preclinical program, we plan to file an IND for the first cell therapy targeting PRAME in 2024. The PRAME program was previously part of a prior collaboration with GSK. We also have a preclinical program for TC-520, a TRuC T-cell targeting CD70 and enhanced with IL-15. CD70 is expressed in certain hematological malignancies and solid tumours specifically acute myeloid leukemia and renal cell carcinoma. Depending on the data arising from the preclinical program we are targeting IND readiness by the end of 2024.

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

We have several other development and research collaborations.

●	A prior collaboration with GSK terminated in December 2022. On April 11, 2023, we announced the entry into a Termination and Transfer Agreement with GSK (the “Termination and Transfer Agreement”) regarding the return of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program. In addition, under the Termination and Transfer Agreement, Adaptimmune has received an upfront amount of £7.5 million in June 2023 and will receive milestone payments totalling £22.5 million in relation to the transfer of the clinical trials for the NY-ESO cell therapy program.
●	We have an agreement with Bristol-Myers Squibb in relation to the phase 1/2 trial evaluating gavo-cel in combination with Opdivo® (nivolumab) and Yervoy® (ipilimumab) in mesothelin-expressing solid tumors.

During the quarter, Dr Karen Chagin joined the Company as Senior Vice President of Early Stage Development. Effective from November 1, 2023, Kristen M Hege M.D. joined the Board of Directors and Elliot Sigal M.D.. PhD stood down from the Board.

Financial Operations Overview

Revenue

The Company had two contracts with customers in the three months ended September 30, 2023, and three in the nine months ended September 30, 2023: the Astellas Collaboration Agreement (until March 6, 2023), the Genentech Collaboration Agreement and the GSK Termination and Transfer Agreement (from April 11, 2023). A previous collaboration, the GSK Collaboration and License Agreement, was terminated on October 24, 2022 (effective December 23, 2022).

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

The Company and Universal Cells mutually agreed to terminate the Astellas Collaboration Agreement as of March 6, 2023 (the “Termination Date”). In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Collaboration Agreement ceased as of the Termination Date. There were no termination penalties in connection with the termination, however the Company was still entitled to receive reimbursement for research and development work performed up to and including a period of 30 days after the Termination Date.

The termination was accounted for as a contract modification and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42.4 million, which was primarily comprised of deferred income relating to the third co-development target and the two independent targets, and was recognized in full in March 2023. No revenue was recognized for Astellas in the three months ended September 30, 2023.

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

The GSK Termination and Transfer Agreement

On April 11, 2023, the Company announced the entry of the Company and GSK into a Termination and Transfer regarding the return to Adaptimmune of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program.

As part of the agreement, sponsorship of the ongoing IGNYTE and long-term follow-up (“LTFU”) trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and a milestone payment of £3 million in September 2023. Further milestone payments totalling £19.5 million will be due in relation to successive stages of transfer of the trials.

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

No revenue was recognized for the agreement in the three and nine months ended September 30, 2023.

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

On July 18, 2023, the U.K. Government released draft legislation on proposed changes to the U.K. research and development regimes. These changes include combining the current SME R&D Tax Credit Scheme and RDEC Schemes with a single 20% gross rate applying to all claims with an exception for R&D Intensive SMEs. For entities which qualify as R&D Intensive SMEs, a higher effective cash tax benefit of 27% will be available. The draft legislation also includes changes to other rules and types of qualifying expenditure, such as the treatment of subcontracted and overseas costs. The Company is currently evaluating the impact of the draft legislation on its future tax credit claims.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022, together with the changes to those items (in thousands):

	Three months ended
	September 30,
	2023	2022	Increase/decrease
Revenue	$7,319	$7,007	$312	4%
Research and development expenses	(37,788)	(33,182)	(4,606)	14%
General and administrative expenses	(16,164)	(16,815)	651	(4)%
Total operating expenses	(53,952)	(49,997)	(3,955)	8%
Operating loss	(46,633)	(42,990)	(3,643)	8%
Interest income	2,149	324	1,825	563%
Gain on bargain purchase	(106)	—	(106)	—%
Other (expense) income, net	(324)	1,644	(1,968)	(120)%
Loss before income tax expense	(44,914)	(41,022)	(3,892)	9%
Income tax expense	(687)	(399)	(288)	72%
Profit/(loss) for the period	$(45,601)	$(41,421)	$(4,180)	10%

Revenue

Revenue increased by $0.3 million to $7.3 million for the three months ended September 30, 2023 compared to $7.0 million for the three months ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased by 14% to $37.8 million for the three months ended September 30, 2023 from $33.2 million for the three months ended September 30, 2022.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	September 30,
	2023	2022	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$22,405	$21,626	$779	4%
Subcontracted expenditure	16,604	18,415	(1,811)	(10)%
Manufacturing facility expenditure	2,049	1,754	295	17%
Share-based compensation expense	789	447	342	77%
In-process research and development costs	10	221	(211)	(95)%
Reimbursements receivable for research and development tax and expenditure credits	(4,069)	(9,281)	5,212	(56)%
	$37,788	$33,182	$4,606	14%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $4.6 million for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to the following:

●	A decrease of $5.2 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023; offset by
●	A decrease of $1.8 million in subcontracted expenditure due to a decrease lentiviral vector manufacturing costs although this was partially offset by an increase in clinical trial costs.

Our subcontracted costs for the three months ended September 30, 2023 were $16.6 million, compared to $18.4 million in the same period of 2022. This includes $6.3 million of costs directly associated with our afami-cel and ADP-A2M4CD8 SPEAR T-cells and $10.3 million of other development costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials. We expect that our research and development expenses will increase in future periods as we continue to invest in our translational sciences and other research and development capabilities.

General and Administrative Expenses

General and administrative expenses decreased by 4% to $16.2 million for the three months ended September 30, 2023 from $16.8 million in the same period in 2022. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	September 30,
	2023	2022	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$8,237	$8,668	$(431)	(5)%
Other corporate costs	5,533	4,931	602	12%
Share-based compensation expense	2,394	3,216	(822)	(26)%
	$16,164	$16,815	$(651)	(4)%

The net decrease in our general and administrative expenses of $0.7 million for the three months ended September 30, 2023 compared to the same period in 2022 was largely due to a decrease of $0.8 million in Share-based compensation expense due to a combination of lower fair value of options granted, and fewer employees holding vesting options, for the three months ended September 30, 2023, compared to the equivalent period in 2022.

Gain on Bargain Purchase

The gain on bargain purchase recognized in the three months to September 30, 2023 of $0.1 million represents a remeasurement of provisional amounts relating to replacement share options originally recognized in the second quarter of 2023, from the strategic combination with TCR2 Therapeutics Inc on June 1, 2023.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 Therapeutics Inc. since acquisition.

Comparison of September 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022, together with the changes to those items (in thousands):

	Nine months ended
	September 30,
	2023	2022	Increase/decrease
Revenue	$60,050	$16,120	$43,930	273%
Research and development expenses	(93,301)	(104,674)	11,373	(11)%
General and administrative expenses	(56,634)	(48,169)	(8,465)	18%
Total operating expenses	(149,935)	(152,843)	2,908	(2)%
Operating profit/(loss)	(89,885)	(136,723)	46,838	(34)%
Interest income	4,368	1,019	3,349	329%
Gain on bargain purchase	22,049	—	22,049	—%
Other (expense) income, net	(494)	1,001	(1,495)	(149)%
Profit/(loss) before income tax expense	(63,962)	(134,703)	70,741	(53)%
Income tax expense	(1,992)	(1,503)	(489)	33%
Profit/(loss) for the period	$(65,954)	$(136,206)	$70,252	(52)%

Revenue

Revenue increased by $43.9 million to $60.1 million in the nine months ended September 30, 2023 compared to $16.1 million for the nine months ended September 30, 2022 primarily due to the termination of the Astellas collaboration, resulting in the remaining deferred income for the collaboration being recognized as revenue in March 2023.

Research and Development Expenses

Research and development expenses decreased by 11% to $93.3 million for the nine months ended September 30, 2023 from $104.7 million for the nine months ended September 30, 2022.

Our research and development expenses comprise the following (in thousands):

	Nine months ended
	September 30,
	2023	2022	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$62,120	68,862	$(6,742)	(10)%
Subcontracted expenditure	37,249	47,948	(10,699)	(22)%
Manufacturing facility expenditure	5,441	6,641	(1,200)	(18)%
Share-based compensation expense	2,190	5,003	(2,813)	(56)%
In-process research and development costs	(1,853)	2,474	(4,327)	(175)%
Reimbursements receivable for research and development tax and expenditure credits	(11,846)	(26,254)	14,408	(55)%
	$93,301	$104,674	$(11,373)	(11)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $11.4 million for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the following:

●	a decrease of $6.7 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is mainly driven by a decrease in the average number of employees engaged in research and development;
●	a decrease of $10.7 million in subcontracted expenditure due to a decrease in manufacturing costs including external lentiviral vector manufacturing;
●	a decrease of $4.3 million in in-process research and development costs due to a credit of $1.9 million relating to the release of a milestone that was previously accrued that is no longer expected to be paid; and
●	a decrease of $2.8 million in share-based compensation expense due to a combination of lower fair value of options granted in the nine months ended September 30, 2023 compared to the equivalent period in 2022 and due to high forfeiture credits due to redundancies in the same period; offset by
●	a decrease of $14.4 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023.

Our subcontracted costs for the nine months ended September 30, 2023 were $37.2 million, compared to $47.9 million in the same period of 2022. This includes $21.4 million of costs directly associated with our afami-cel and ADP-A2M4CD8 SPEAR T-cells and $15.9 million of other development costs.

General and Administrative Expenses

General and administrative expenses increased by 18% to $56.6 million for the nine months ended September 30, 2023 from $48.2 million in the same period in 2022. Our general and administrative expenses consist of the following (in thousands):

	Nine months ended
	September 30,
	2023	2022	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$28,901	$25,994	$2,907	11%
Restructuring charges	1,703	—	1,703	N/A %
Other corporate costs	22,002	15,228	6,774	44%
Share-based compensation expense	6,506	9,291	(2,785)	(30)%
Reimbursements	(2,478)	(2,344)	(134)	6%
	$56,634	$48,169	$8,465	18%

The net increase in our general and administrative expenses of $8.5 million for the nine months ended September 30, 2023 compared to the same period in 2022 was largely due to:

●	an increase of $2.9 million in salaries, depreciation of property, plant and equipment and other employee-related costs compared to the equivalent period in 2022, due to severance and other related costs for former TCR[2] leadership and employees;
●	Restructuring charges of $1.7 million, relating to the restructuring programme completed in the first quarter of 2023; and
●	an increase of $6.8 million in other corporate costs due to an increase in accounting, legal and professional fees incurred in relation to entering into the TCR[2] Therapeutics Inc. merger agreement; offset by
●	a decrease in share-based compensation expense of $2.8 million due to a combination of lower fair value of options granted in the nine months ended September 30, 2023 compared to the equivalent period in 2022 and due to high forfeiture credits due to redundancies in the same period.

Gain on Bargain Purchase

The gain on bargain purchase of $22.0 million arose in June 2023 from the strategic combination with TCR2 Therapeutics Inc on June 1, 2023.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 Therapeutics Inc. since acquisition.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to September 30, 2023, we have raised:

●	$870.8 million, net of issuance costs, through the issuance of shares;
●	$406.7 million through collaborative arrangements with Genentech, GSK and Astellas; and

●	$110.6 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

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

As of September 30, 2023, we had cash and cash equivalents of $90.1 million and Total Liquidity of $161.7 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity will be sufficient to fund the Company’s current operations, based upon our currently anticipated research and development activities and planned capital spending, we currently estimate that the cash runway will extend into early 2026. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended
	September 30,
	2023	2022
Net cash used in operating activities	$(126,204)	$(143,811)
Net cash provided by investing activities	108,341	68,185
Net cash provided by financing activities	806	11,464
Cash, cash equivalents and restricted cash	93,072	80,713

Operating Activities

Net cash used in operating activities was $126.2 million for the nine months ended September 30, 2023 compared to $143.8 million for the nine months ended September 30, 2022. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the nine months ended September 30, 2023 decreased due to a decrease in operating expenditure as a result of the restructuring and re-prioritization of activities that was initiated in the final quarter of 2022, which included a reduction in headcount of approximately 25%. This was partially offset following the business combination with TCR2 which resulted in an increase in headcount of 39 and additional operating expenditures relating to activities originating from TCR2. The impact of these changes resulted in a total decrease of salaries, depreciation of property, plant and equipment and other employee-related costs of $3.8 million and a decrease in subcontracted expenditure of $10.7 million compared to the equivalent period in 2022.

Net cash used in operating activities of $126.2 million for the nine months ended September 30, 2023 comprised a net profit of $66.0 million and a net cash outflow of $53.2 million from changes in operating assets and liabilities, offset by non-cash items of $7.0 million. The changes in operating assets and liabilities include the impact of a $10.4 million increase in reimbursements receivable for research and development tax credits and a reduction in deferred revenue of $42.4 million due to the termination of the Astellas collaboration resulting in the remaining deferred revenue allocated to the collaboration being released as revenue. The non-cash items consisted primarily of a $22.0 million gain on bargain purchase, depreciation expense on plant and equipment of $6.6 million, share-based compensation expense of $8.7 million, unrealized foreign exchange losses of $0.7 million, accretion on available-for-sale debt securities of $1.6 million and other items of $0.6 million.

Investing Activities

Net cash provided by investing activities was $108.3 million for the nine months ended September 30, 2023 compared to $68.2 million for the nine months ended September 30, 2022. The net cash provided by investing activities for the respective periods consisted primarily of:

●	purchases of property, plant and equipment of $3.9 million and $26.1 million for the nine months ended September 30, 2023 and 2022, respectively. Purchases of property, plant and equipment were higher in 2022 compared to 2023 due to expanding our manufacturing facilities, which was largely completed in 2022; and
●	cash outflows from investment in marketable securities of $73.0 million and $42.2 million for the nine months ended September 30, 2023 and 2022, respectively; offset by
●	cash inflows from maturity or redemption of marketable securities of $139.2 million and $136.7 million for the nine months ended September 30, 2023 and 2022, respectively; and
●	cash and cash equivalents acquired as part of the business combination with TCR[2] Therapeutics Inc. of $45.3 million.

The Company invests surplus cash and cash equivalents in marketable securities.

Financing Activities

Net cash provided by financing activities was $0.8 million and $11.5 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash provided by financing activities in the nine months ended September 30, 2023 consisted primarily of net proceeds of $0.6 million from shares issued in an At-The-Market offering, net of commissions and issuance costs. The net cash provided by financing activities in the nine months ended September 30, 2022 consisted primarily of net proceeds of $11.4 million from shares issued in an At-The-Market offering, net of commissions and issuance costs.

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

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$90,059	$108,033
Marketable securities - available-for-sale debt securities	71,669	96,572
Total Liquidity	$161,728	$204,605

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three and nine months ended September 30, 2023. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2023.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2023 we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and as set out in the Quarterly Report for the quarter ended June 30, 2023, the disclosures set out in our Quarterly Reports for the quarters ended March 31, 2023 and June 30, 2023 and the disclosures set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended September 30, 2023, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 and the updated risk factors set out in our Quarterly Reports for the quarters ended March 31, 2023 and June 30, 2023.

The following additional risk factor applies to our business in relation to the listing of our American Depositary Shares (ADSs):

If we are no longer able to meet the listing requirements of the Nasdaq Global Select Market, our ADSs may be delisted.

The Nasdaq Global Select Market (“Nasdaq”), on which our ADSs are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement. Nasdaq will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 consecutive days. We received a deficiency letter on August 31, 2023, as our ADSs had traded below $1.00 for 30 consecutive days. Such deficiency letter does not result in the immediate delisting of our ADSs and we were provided a compliance period of 180 calendar days to regain compliance with Nasdaq's minimum bid price requirement. If we were to remain out of compliance, Nasdaq may elect, subject to any potential additional cure periods, to initiate a process that could delist our ADSs from trading on Nasdaq. Should such a delisting occur, it would adversely impact the liquidity and price of our ADSs and would impede our ability to raise capital.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income/Loss for the three and nine months ended September 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and nine months ended September 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: November 8, 2023	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: November 8, 2023	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer