Form 10-Q
period 2024-03-31
Adaptimmune Therapeutics PLC
filed 2024-05-15
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 1,533,371,874.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$140,670	$143,991
Marketable securities - available-for-sale debt securities (amortized cost of $2,981 and $2,940) net of allowance for expected credit losses of $0 and $0	2,982	2,947
Accounts receivable, net of allowance for expected credit losses of $0 and $0	8,404	821
Other current assets and prepaid expenses	34,847	59,793
Total current assets	186,903	207,552

Restricted cash	2,858	3,026
Operating lease right-of-use assets, net of accumulated amortization of $14,381 and $13,220	19,434	20,762
Property, plant and equipment, net of accumulated depreciation of $48,445 and $46,020	48,291	50,946
Intangible assets, net of accumulated amortization of $5,198 and $5,155	524	330
Total assets	$258,010	$282,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,587	$8,128
Operating lease liabilities, current	5,250	5,384
Accrued expenses and other current liabilities	23,050	30,303
Deferred revenue, current	31,524	28,973
Total current liabilities	66,411	72,788

Operating lease liabilities, non-current	18,442	19,851
Deferred revenue, non-current	147,365	149,060
Other liabilities, non-current	1,417	1,404
Total liabilities	233,635	243,103

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 1,702,760,280 authorized and 1,532,974,878 issued and outstanding (2023: 1,702,760,280 authorized and 1,363,008,102 issued and outstanding)	2,081	1,865
Additional paid in capital	1,096,690	1,064,569
Accumulated other comprehensive loss	(2,720)	(3,748)
Accumulated deficit	(1,071,676)	(1,023,173)
Total stockholders' equity	24,375	39,513

Total liabilities and stockholders’ equity	$258,010	$282,616

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2024	2023
Revenue	$5,678	$47,601
Operating expenses
Research and development	(35,207)	(25,548)
General and administrative	(19,732)	(20,397)
Total operating expenses	(54,939)	(45,945)
Operating (loss)/profit	(49,261)	1,656
Interest income	1,345	676
Other income (expense), net	(61)	(671)
(Loss)/profit before income tax expense	(47,977)	1,661
Income tax expense	(526)	(625)
Net (loss)/profit attributable to ordinary shareholders	$(48,503)	$1,036

Net (loss)/profit per ordinary share
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Weighted average shares outstanding:
Basic	1,451,241,661	991,330,402
Diluted	1,451,241,661	1,000,276,615

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands)

	Three months ended
	March 31,
	2024	2023
Net (loss)/profit	$(48,503)	$1,036
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	6,815	(16,908)
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, and $0	(5,782)	15,526
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, and $0	(5)	472
Total comprehensive (loss)/profit for the period	$(47,475)	$126

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2024	1,363,008,102	$1,865	$1,064,569	$(3,748)	$(1,023,173)	$39,513

Net loss	—	—	—	—	(48,503)	(48,503)
Other comprehensive profit	—	—	—	1,028	—	1,028
Issuance of shares upon exercise of stock options	6,297,720	8	66	—	—	74
Issue of shares under At The Market sales agreement, net of commission and expenses	163,669,056	208	28,953	—	—	29,161
Share-based compensation expense	—	—	3,102			3,102
Balance as of March 31, 2024	1,532,974,878	$2,081	$1,096,690	$(2,720)	$(1,071,676)	$24,375

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2023	987,109,890	$1,399	$990,656	$(875)	$(909,302)	$81,878

Net profit	—	—	—	—	1,036	1,036
Other comprehensive loss	—	—	—	(910)	—	(910)
Issuance of shares upon exercise of stock options	6,035,574	7	1	—	—	8
Issuance of shares upon completion of public offering, net of issuance costs	554,496	1	187	—	—	188
Share-based compensation expense	—	—	1,676	—	—	1,676
Balance as of March 31, 2023	993,699,960	$1,407	$992,520	$(1,785)	$(908,266)	$83,876

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities
Net (loss)/profit	$(48,503)	$1,036
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,771	1,659
Amortization	59	186
Share-based compensation expense	3,102	1,676
Unrealized foreign exchange losses	305	563
(Accretion)/amortization on available-for-sale debt securities	(23)	112
Other	(19)	134
Changes in operating assets and liabilities:
Decrease in receivables and other operating assets	15,620	3,683
(Decrease)/increase in payables and other current liabilities	(7,650)	21
Increase/(decrease) in deferred revenue	2,388	(46,353)
Net cash used in operating activities	(31,950)	(37,283)

Cash flows from investing activities
Acquisition of property, plant and equipment	(102)	(2,349)
Acquisition of intangible assets	(256)	(173)
Maturity or redemption of marketable securities	—	50,863
Net cash (used in)/provided by investing activities	(358)	48,341

Cash flows from financing activities
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	29,161	188
Proceeds from exercise of stock options	74	8
Net cash provided by financing activities	29,235	196

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(416)	588
Net (decrease)/increase in cash, cash equivalents and restricted cash	(3,489)	11,842
Cash, cash equivalents and restricted cash at start of period	147,017	109,602
Cash, cash equivalents and restricted cash at end of period	$143,528	$121,444

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the clinical development stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $1,071,676,000 as of March 31, 2024.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024 (the “Annual Report”). The balance sheet as of December 31, 2023 was derived from audited consolidated financial statements included in the Company’s Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $140,670,000, marketable securities of $2,982,000 and restricted cash of $2,858,000 as of March 31, 2024. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company had two customers during the three months ended March 31, 2024 which are Genentech and GSK. There were accounts receivable of $8,404,000 as of March 31, 2024 and $821,000 as of December 31, 2023. The Company has been transacting with Genentech since 2021 and GSK since 2014, during which time no credit losses have been recognized. As of March 31, 2024, no allowance for expected credit losses is recognized on the basis that the possibility of credit losses arising on its receivables as of March 31, 2024 is considered to be remote. As of March 31, 2024 there are no receivables, either accrued or billed, due from Genentech that are no longer recoverable following the termination of the Genentech Collaboration and License Agreement.

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

(e) New accounting pronouncements

Adopted in the current period

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 14.

To be adopted in future periods

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

Note 3 — Revenue

The Company generates development revenue from collaboration agreements with customers. The Company had two revenue-generating contracts with customers in the three months ended March 31, 2024, compared to two in the three months ended March 31, 2023: a termination and transfer agreement with GSK that was effective on April 6, 2023, a strategic collaboration and license agreement with Genentech and a collaboration agreement with Astellas that was terminated as of March 6, 2023. The collaboration and licence agreement with Genentech was terminated in April 2024.

Revenue comprises the following categories (in thousands):

	Three months ended
	March 31,
	2024	2023

Development revenue	$5,678	$47,601
	$5,678	$47,601

Deferred revenue decreased by $856,000 from $178,033,000 at December 31, 2023 to $178,889,000 at March 31, 2024 due to revenue recognized during the quarter of $5,678,000 that was included in deferred revenue at December 31, 2023 and a $1,507,000 decrease caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.27 at December 31, 2023 to £1.00 to $1.26 at March 31, 2024. This was partially offset by a milestone of $7,574,000 from GSK that was met and accrued at March 31, 2024.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of March 31, 2024 was $305,509,000.

The Genentech Collaboration and License Agreement

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Genentech agreement as of March 31, 2024 was $271,015,000. Of this amount $165,672,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $85,963,000 is allocated to the research services and rights granted for the personalized therapies, $13,081,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $5,039,000 is allocated to the material right for the first option to extend the research term and $1,260,000 is allocated to the material right for the option to extend the research term a second time.

The Company originally expected to satisfy the performance obligations relating to the initial ‘off-the-shelf’ collaboration targets and the personalized therapies as development progressed and recognized revenue based on an estimate of the percentage of completion of the project determined based on the costs incurred on the project as a percentage of the total expected costs. The Company expected to satisfy the performance obligations relating to the material rights to designate additional ‘off-the-shelf’ collaboration targets from the point that the options would have been exercised and then as development progressed, in line with the initial ‘off-the-shelf’ collaboration targets, or at the point in time that the rights expired. The Company expected to satisfy the performance obligations relating to the material rights to extend the research term from the point that the options would have been exercised and then over the period of the extension, or at the point in time that the rights expired.

On April 12, 2024 the Company announced the termination of the collaboration with Genentech in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies. See Note 15 for further discussion.

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

As part of the agreement, sponsorship and responsibility for the ongoing IGNYTE and long-term follow-up (“LTFU”) trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and milestone payment of £3 million and £12 million in September 2023 and December 2023, respectively. Further milestone payments totalling £7.5 million will be due in relation to successive stages of transfer of the trials of which a milestone of £6 million had been met and accrued, but not billed, at March 31, 2024.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of March 31, 2024 was $34,495,000, of which $18,325,000 is allocated to the IGNYTE performance obligation and $16,170,000 is allocated to the LTFU performance obligation.

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

The termination was accounted for as a contract modification on a cumulative catch-up basis. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and variable consideration from the remaining reimbursement income to be billed under the collaboration at the end of the 30 day period after the Effective Date. The transaction price of the modification was recognized in full in March 2023 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under, no remaining deferred income relating to, the agreement as of March 31, 2024 and no revenue was recognized in 2024.

Note 4 — (Loss)/profit per share

The following tables reconcile the numerator and denominator in the basic and diluted (loss)/profit per share computation (in thousands):

	Three months ended
	March 31,
	2024	2023
Numerator for basic and diluted (loss)/profit per share
Net (loss)/profit attributable to ordinary shareholders	$(48,503)	$1,036
Net (loss)/profit attributable to ordinary shareholders used for basic and diluted (loss)/profit per share	$(48,503)	$1,036

	Three months ended
	March 31,
	2024	2023
Denominator for basic (loss)/profit per share - Weighted average shares outstanding	1,451,241,661	991,330,402
Effect of dilutive securities:
Employee stock options	—	8,946,213
Denominator for diluted (loss)/profit per share	1,451,241,661	1,000,276,615

The dilutive effect of 249,957,127 and 128,614,053 stock options outstanding as of March 31, 2024 and 2023 respectively have been excluded from the diluted (loss)/profit per share calculation for the three months ended March 31, 2024 and 2023 because they would have an antidilutive effect on the (loss)/profit per share for the period.

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

The following tables show the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2024	$(3,754)	$6	$(3,748)
Foreign currency translation adjustments	6,815	—	6,815
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	(5,782)	—	(5,782)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(5)	(5)
Balance at March 31, 2024	$(2,721)	$1	$(2,720)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2023	$55	$(930)	(875)
Foreign currency translation adjustments	(16,908)	—	(16,908)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	15,526	—	15,526
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	472	472
Balance at March 31, 2023	$(1,327)	$(458)	$(1,785)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2024 are as follows (in thousands):

		Fair value measurements using
	March 31,	Level 1	Level 2	Level 3
	2024
Assets classified as available-for-sale debt securities:
Corporate debt securities	$2,982	2,982	$—	—
	$2,982	$2,982	$—	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of March 31, 2024, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	3 months to 1 year	$2,981	$1	$—	$2,982
		$2,981	$1	$—	$2,982

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024			December 31, 2023
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$—	—	$—	$1,600	1	$(1)
	$—	—	$—	$1,600	1	$(1)

As of March 31, 2024, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position as there are no securities in an unrealized loss position.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development credits receivable	$18,697	$46,098
Prepayments	9,854	9,954
Clinical materials	1,668	1,329
VAT receivable	1,791	—
Other current assets	2,837	2,412
	$34,847	$59,793

On January 19, 2024, a receipt of £24.2 million ($30.8 million) was received from HMRC relating to the Research and development credits receivable.

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

The following table shows the lease costs for the three months ended March 31, 2024 and 2023 and the weighted-average remaining lease term and the weighted-average discount rate as at March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023
Lease cost:
Operating lease cost	$1,682	$1,060
Short-term lease cost	59	137
	$1,741	$1,197

	March 31,
	2024	2023

Weighted-average remaining lease term - operating leases	5.3 years	6.7 years
Weighted-average discount rate - operating leases	8.0%	6.8%

The maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

Operating leases

2024	$5,189
2025	5,561
2026	4,362
2027	5,560
2028	2,141
after 2028	5,499
Total lease payments	28,312
Less: Imputed interest	(4,620)
Present value of lease liability	$23,692

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued clinical and development expenditure	$12,049	$12,351
Accrued employee expenses	6,248	13,226
VAT payable	—	1,398
Other accrued expenditure	4,113	3,277
Other	640	51
	$23,050	$30,303

Note 11 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2024	2023
Research and development	$813	$116
General and administrative	2,289	1,560
	$3,102	$1,676

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended
	March 31,
	2024	2023
Number of options over ordinary shares granted	37,097,688	21,755,328
Weighted average fair value of ordinary shares options	$0.12	$0.25
Number of additional options with a nominal exercise price granted	26,984,352	19,866,912
Weighted average fair value of options with a nominal exercise price	$0.14	$0.32

Note 12 — Stockholders’ equity

On April 8, 2022 the Company entered into a sales agreement with Cowen (the “Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In the three months ended March 31, 2024 the Company sold 27,278,176 ADSs under the agreement representing 163,669,056 ordinary shares resulting in net proceeds to the Company of $29,149,648 after deducting commissions payable under the Sales Agreement and estimated issuance costs. As of March 31, 2024, approximately $156,228,841 remained available for sale under the Sales Agreement.

Note 13 – Business combinations

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

The amount of revenue and earnings of the combined entity for the three months ended March 31, 2023, had the acquisition date been January 1, 2022, would be as follows:

Three months ended
March 31, 2023
Revenue	$47,601
Net loss	(31,325)

The supplemental pro forma earnings for the three months ended March 31, 2023 were adjusted to exclude the $3.8 million of acquisition-related costs recognized by the Company and the $3.7 million of acquisition-related costs incurred by TCR2 during that period. The supplemental pro forma earnings was adjusted to include the impact of replacement options issued, as if these had been issued as of January 1, 2022. Accordingly, the share-based compensation expense recognized by TCR2 in the three months ended March 31, 2023 of $0.6 million was excluded from the pro forma earnings.

TCR2 did not generate revenue in the period from January 1, 2023 to March 31, 2023, as it has no contracts with customers, so there was no impact on the revenue included in the Company’s Consolidated Statement of Operations or in the supplemental pro forma revenue and earnings presented above.

The Company incurred the following acquisition-related costs that were recognized as an expense in 2023:

	Three months ended	Total
	March 31,	acquisition-related
	2023	costs
Legal, professional and accounting fees	$3,323	$5,174
Bankers' fees	750	2,172
Total acquisition-related costs	$4,073	$7,346

All acquisition-related costs that were recognized as an expense were recognized in General and administrative expenses in the Consolidated Statement of Operations. No issuance costs were incurred relating to the issuance of shares to TCR2 stockholders.

Note 14 – Segment reporting

The Company has one reportable segment relating to the research, development and planned commercialization of its novel cell therapies. The segment derives its current revenues from research and development collaborations.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended
	March 31,
	2024	2023
Revenue	$5,678	$47,601
Less:
Research	(3,800)	(3,500)
CMC and Quality	(14,200)	(14,300)
Biomarkers	(2,500)	(1,200)
Development and Compliance	(12,600)	(9,200)
Infrastructure management and Facilities	(7,700)	(6,200)
Commercial planning	(2,600)	(1,100)
Support functions	(9,000)	(13,600)
Other segment expenses(a)	(2,539)	3,155
Total operating expenses	(54,939)	(45,945)
Operating (loss)/profit	(49,261)	1,656

Interest income	1,345	676
Other income (expense), net	(61)	(671)
Income tax expense	(526)	(625)
Segment and consolidated net (loss)/profit	$(48,503)	$1,036

(a)Other segment expenses includes reimbursements receivable for research and development tax and expenditure credits, depreciation, amortization and share-based compensation expenses.

Note 15 – Subsequent events

On April 12, 2024 we announced the termination of the strategic collaboration between us and Genentech in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies. The termination becomes effective 180 days after the date of receipt of the notice of termination (the “Genentech Termination Date”). As a result of the termination of the Agreement, Adaptimmune will not be entitled to receive any further milestones or other payments that become due after the Genentech Termination Date. We will also cease to have any development obligations after the Genentech Termination Date and all licenses granted to Genentech pursuant to the Agreement will cease to be in effect as of the Genentech Termination Date. The termination is expected to result in the deferred revenue associated with the agreement of $146,287,000 as of March 31, 2024, being recognised as revenue in the remainder of 2024. However, the Company is still evaluating the terms of the termination and therefore an estimate of the other financial effects of this event on the Company cannot yet be made.

On February 27, 2024 we announced the return of Cintia Piccina as our Chief Commercial Officer, effective March 18, 2024.

On May 14, 2024 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”), with several banks and other financial institutions or entities (each, a “Lender”, and collectively “Lenders”) and Hercules Capital, Inc. (the “Agent”), for a term loan facility of up to $125.0 million (the “Term Loan”), consisting of a term loan advance in the aggregate principal amount equal to $25.0 million on the Closing Date (the “Tranche 1 Advance”), a term loan advance available to the Company subject to certain terms and conditions in the aggregate principal amount of $25.0 million (the “Tranche 2 Advance’), a term loan advance available subject to certain terms and conditions in the aggregate amount of $5.0 million (the “Tranche 3 Advance”), a term loan advance available subject to certain terms and conditions in the aggregate principal amount of $30.0 million (the “Tranche 4 Advance”) and a term loan advance available in the sole discretion of the Lenders and subject to certain terms and conditions in the aggregate principal amount of $40.0 million (the “Tranche 5 Advance” and together with each Tranche Advance, the “Term Loan Advances”). The proceeds of the Term Loan will be used solely to repay related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023, included in our Annual Report on Form 10-K that was filed with the SEC on March 6, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company transitioning in 2024 to a commercial-stage cell therapy company. We focus on providing novel cell therapies to people with cancer. We are a leader in the development of T-cell therapies for solid tumors and are anticipating our first marketing approval followed by the commercial launch of afami-cel in 2024. Our first product, afamitresgene autoleucel or “afami-cel” is specific to synovial sarcoma and will be the first product in our sarcoma product franchise. Letetresgene autoleucel or “lete-cel”, which we are planning for U.S. commercial launch in 2026, will be our second product in the sarcoma franchise and will target both synovial sarcoma and myxoid round cell liposarcoma (“MRCLS”), significantly expanding our treatable patient population.

Afami-cel and Commercialization

Adaptimmune’s lead product, afami-cel targets the MAGE-A4 antigen. We filed a Biologics License Application (“BLA”) with the Food and Drug Administration (“FDA”) in December 2023 for afami-cel, a cell therapy that provides a treatment option for people with synovial sarcoma.

We announced FDA acceptance of the BLA for afami-cel, which has priority review on January 31, 2024. The BLA has a Prescription Drug User Fee Act (“PDUFA”) target action date of August 4, 2024. We are currently preparing for the launch of afami-cel for shortly after the PDUFA target action date. We plan to work with a select number of authorized treatment centers (ATC’s) to deliver afami-cel and anticipate growing to 30 ATCs. Launch efforts will focus on sarcoma centers of excellence with a higher concentration of eligible patients. Initial actions to prepare for launch already under way. We are working with third parties to implement the necessary infrastructure to support the launch, including with diagnostic laboratory partners for the supply of the required companion diagnostics for eligibility testing.

Data from the SPEARHEAD-1 trial which supported the BLA filing was published in the Lancet in March 2024, with treatment with afami-cel resulting in 39% overall response rate in synovial sarcoma. Enrollment in the SPEARHEAD-1 trial in synovial sarcoma will shortly complete in the U.S. Enrollment in the SPEARHEAD-1 trial is continuing in Canada, the U.K., Spain and France. A pediatric trial, SPEARHEAD -3, is currently enrolling in the U.S..

Lete-cel

We have now transitioned sponsorship for the ongoing clinical trials for lete-cel to Adaptimmune from GSK. The transitioned IGNYTE-ESO trial is ongoing but closed to enrolment. Lete-cel targets the NY-ESO antigen and is in clinical trials for people with synovial sarcoma and MRCLS. We reported interim analysis data for the IGNYTE-ESO trial with lete-cel at CTOS in 2023. In sub-study 2 of the IGNYTE-ESO trial, we reported a 40% ORR (18/45 patients treated) in synovial sarcoma and MRCLS combined and approximately 11 months median duration of response. The primary efficacy endpoint requires 16/60 patients to have a response. Sub-study 2 explores safety and efficacy in patients who received prior anthracycline treatment and enrollment in sub-study 2 has completed. We also reported data for sub-study 1 of the IGNYTE-ESO trial which explores lete-cel in the first-line setting for treatment naïve patients with metastatic or unresectable synovial sarcoma or MRCLS. In the five patients treated the response rate was 80% (4/5) by investigator assessment.

Clinical Pipeline

We have clinical trials ongoing for people with ovarian cancer, head and neck cancers and urothelial cancers in which the MAGE-A4 antigen is expressed. The SURPASS trials use a next-generation TCR T-cell with the aim of increasing efficacy.

●	SURPASS-3 Phase 2 Trial with uzatresgene autoleucel (“uza-cel”; formerly ADP-A2M4CD8]. A Phase 2 trial for people with platinum resistant ovarian cancer is recruiting patients. We have received Regenerative Medicine Advanced Therapy (“RMAT”) designation for uza-cel for the treatment of this indication from the FDA. The Phase 2 trial will evaluate ADP-A2M4CD8 as both monotherapy and in combination with a checkpoint inhibitor, nivolumab, in ovarian cancer. The trial is open in the U.S., Canada, Spain, the U.K. and France.

●	SURPASS Phase 1 Trial with uza-cel: Enrollment is ongoing in a Phase 1 trial, focusing on treatment of patients with head and neck and urothelial cancers in earlier line settings and in combination with a checkpoint inhibitor (nivolumab). In the focus areas of ovarian, urothelial and head and neck cancers the reported response rate is 75% in patients with 3 or fewer prior lines of therapy (9 out of 12 patients). The trial includes a combination cohort where participants receive a combination of uza-cel together with a checkpoint inhibitor (nivolumab). The trial is open at clinical sites in the U.S., Canada, France, the U.K. and Spain.

Our ADP-A2AFP Phase 1 trial, SURPASS-2 Phase 2 trial, gavo-cel and TC-510 trials have closed to enrolment.

Pre-clinical Pipeline

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

●	PRAME is highly expressed across a broad range of solid tumors including ovarian, endometrial, lung and breast cancers. We are developing TCR T-cells directed to PRAME, with the initial candidate currently in preclinical testing and next-generation candidates being developed over the longer term.

●	The CD70 program targets the CD70 antigen which is expressed across a range of hematological malignancies (acute myeloid leukemia and lymphoma) and solid tumors (renal cell carcinoma). We are using TRuC technology to develop a T-cell therapy against CD70, with membrane bound IL-15 to enhance persistence. The T-cell therapy is currently in pre-clinical testing.

●	Our allogeneic platform utilizes cells derived from Induced Pluripotent Stem Cells (“iPSCs”), which can be gene-edited to express our engineered TCRs or other constructs and then differentiated into the required end cell type, for example T-cells. The platform is applicable to all of our cell therapies. We have a collaboration with Genentech Inc (“Genentech”). Termination of the agreement for the collaboration was announced on April 12, 2024 with termination becoming effective 180 days after receipt of notice of termination. The collaboration covered the development of two types of allogeneic T-cell therapies: (i) off-the-shelf αβ T-cell therapies directed to up to five collaboration targets and (ii) personalized therapies utilizing αβ T-cell receptors (TCRs) isolated from a patient, with these therapies being administered to the same patient. As of the effective date of termination, Adaptimmune will not be entitled to receive any additional milestones due after the date of termination and will also cease to have any further development obligations under the agreement.

Corporate News

On February 27, 2024 we announced the return of Cintia Piccina as our Chief Commercial Officer, effective March 18, 2024.

On May 14, 2024 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”), with several banks and other financial institutions or entities ( “Lender”) and Hercules Capital, Inc. (the “Agent”), for a term loan facility of up to $125.0 million (the “Term Loan”), consisting of a term loan advance in the aggregate principal amount equal to $25.0 million on the Closing Date (the “Tranche 1 Advance”), a term loan advance available to the Company subject to certain terms and conditions in the aggregate principal amount of $25.0 million (the “Tranche 2 Advance’), a term loan advance available subject to certain terms and conditions in the aggregate amount of $5.0 million (the “Tranche 3 Advance”), a term loan advance available subject to certain terms and conditions in the aggregate principal amount of $30.0 million (the “Tranche 4 Advance”) and a term loan advance available in the sole discretion of the Lenders and subject to certain terms and conditions in the aggregate principal amount of $40.0 million (the “Tranche 5 Advance” and together with each Tranche Advance, the “Term Loan Advances”). The proceeds of the Term Loan will be used solely to repay related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes.

Financial Operations Overview

Revenue

The Company had two contracts with customers in the three months ended March 31, 2024, and two in the three months ended March 31, 2023: the Astellas Collaboration Agreement (until March 6, 2023), the Genentech Collaboration Agreement and the GSK Termination and Transfer Agreement (from April 11, 2023).

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

The Company and Universal Cells mutually agreed to terminate the Astellas Collaboration Agreement as of the Termination Date. In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Collaboration Agreement ceased as of the Termination Date. There were no termination penalties in connection with the termination, however the Company was still entitled to receive reimbursement for research and development work performed up to and including a period of 30 days after the Termination Date.

The termination was accounted for as a contract modification and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42.4 million, which was primarily comprised of deferred income relating to the third co-development target and the two independent targets, and was recognized in full in March 2023. No revenue was recognized for Astellas in 2024.

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

The parties would collaborate to perform a research program, initially during an eight-year period (which may be extended for up to two additional two-year terms at Genentech’s election upon payment of an extension fee for each two-year term), to develop the cell therapies, following which Genentech would determine whether to further develop and commercialize such therapies. The Company received an upfront payment of $150 million in October 2021 and milestone payments of $20 million and $15 million in December 2022 and 2023, respectively.

The Company identified the following performance obligations under the agreement: (i) research services and rights granted under the licenses for each of the initial “off-the-shelf” collaboration targets, (ii) research services and rights granted under the licenses for the personalized therapies, (iii) material rights relating to the option to designate additional “off-the-shelf” collaboration targets and (iv) material rights relating to the two options to extend the research term. The revenue allocated to the initial “off-the-shelf” collaboration targets and the personalized therapies was recognized as development progressed. The revenue allocated to the material rights to designate additional ‘off-the-shelf’ collaboration targets would have been recognized from the point that the options were exercised and then as development progressed, in line with the initial “off-the-shelf” collaboration targets, or at the point in time that the rights expired. The revenue from the material rights to extend the research term would have been recognized from the point that the options were exercised and then over the period of the extension, or at the point in time that the options expired.

On April 12, 2024 we announced the termination of the strategic collaboration between us and Genentech in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies. The termination becomes effective 180 days after the date of receipt of the notice of termination. As a result of the termination of the Agreement, Adaptimmune will not be entitled to receive any further milestones or other payments that become due after the Genentech Termination Date. We will also cease to have any development obligations after the Genentech Termination Date and all licenses granted to Genentech pursuant to the Agreement will cease to be in effect as of the Genentech Termination Date. The termination is expected to result in the deferred income associated with the agreement of $146.3 million as of March 31, 2024, being recognised as revenue in the remainder of 2024. However, the Company is still evaluating the terms of the termination and therefore an estimate of the other financial effects of this event on the Company cannot yet be made.

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

As part of the agreement, sponsorship of the ongoing IGNYTE and LTFU trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and further milestone payments of £3 million and £12 million to Adaptimmune in September and December 2023, respectively. Further milestone payments totaling £7.5 million will be due in relation to successive stages of transfer of the trials.

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

As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium sized companies (“SME R&D Tax Credit Scheme”), whereby our principal research subsidiary company, Adaptimmune Limited, is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 18.6% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which we do not receive income. Subcontracted research expenditures are eligible for a cash rebate of up to approximately 12.1%. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by Adaptimmune Limited, are eligible for inclusion within these tax credit cash rebate claims.

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 20% of allowable R&D costs, which may result in a payable tax credit at an effective rate of approximately 15% of qualifying expenditure for the year ended December 31, 2024.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We incur tax losses and tax credit carryforwards in the United Kingdom on an annual basis. No net deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. The rate of U.K. corporation tax is 25% for the year ended December 31, 2024.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Comparison of three months ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023, together with the changes to those items (in thousands):

	Three months ended
	March 31,
	2024	2023	Increase/decrease
Revenue	$5,678	$47,601	$(41,923)	(88)%
Research and development expenses	(35,207)	(25,548)	(9,659)	38%
General and administrative expenses	(19,732)	(20,397)	665	(3)%
Total operating expenses	(54,939)	(45,945)	(8,994)	20%
Operating loss	(49,261)	1,656	(50,917)	(3,075)%
Interest income	1,345	676	669	99%
Other (expense) income, net	(61)	(671)	610	(91)%
Loss before income tax expense	(47,977)	1,661	(49,638)	(2,988)%
Income tax expense	(526)	(625)	99	(16)%
Loss for the period	$(48,503)	$1,036	$(49,539)	(4,782)%

Revenue

Revenue decreased by $41.9 million to $5.7 million in the three months ended March 31, 2024 compared to $47.6 million for the the three months ended March 31, 2023 primarily due to the termination of the Astellas collaboration in the first quarter of 2023, resulting in the remaining deferred revenue for the collaboration of $42.4 million being recognized as revenue in March 2023. The revenue recognized in the three months ended March 31, 2024 relates to development revenue under the Genentech collaboration agreement and the GSK termination and transfer agreement.

Research and Development Expenses

Research and development expenses increased by 38% to $35.2 million for the three months ended March 31, 2024 from $25.5 million for the three months ended March 31, 2023.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	March 31,
	2024	2023	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$24,025	18,107	$5,918	33%
Subcontracted expenditure	11,457	11,165	292	3%
Manufacturing facility expenditure	2,400	1,508	892	59%
Share-based compensation expense	814	116	698	602%
In-process research and development costs	10	—	10	—%
Reimbursements receivable for research and development tax and expenditure credits	(3,499)	(5,348)	1,849	(35)%
	$35,207	$25,548	$9,659	38%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $9.7 million for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the following:

●	an increase of $5.9 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven by an increase in the average number of employees engaged in research and development following the acquisition of TCR[2] in June 2023 and increased costs relating to property due to additional lease properties acquired following the acquisition of TCR[2];
●	an increase of $0.9 million in manufacturing facility expenditure due partially to the consumption of batches of clinical materials that had not previously been impaired, compared to 2023 where clinical materials consumed were primarily those that had been impaired to nil in previous years and therefore no corresponding expense was recognised; and
●	an increase of $0.7 million in share-based compensation expense due to high forfeiture credits in the first quarter of 2023 due to redundancies in the same period which were not repeated in 2024; offset by
●	a decrease of $1.8 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023.

Our subcontracted costs for the the three months ended March 31, 2024 were $11.5 million, compared to $11.2 million in the same period of 2023. This includes $8.4 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $3.1 million of other development costs.

General and Administrative Expenses

General and administrative expenses decreased by 3% to $19.7 million for the three months ended March 31, 2024 from $20.4 million in the same period in 2023. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	March 31,
	2024	2023	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$9,880	$8,368	$1,512	18%
Restructuring charges	—	1,703	(1,703)	(100)%
Other corporate costs	7,563	8,766	(1,203)	(14)%
Share-based compensation expense	2,289	1,560	729	47%
	$19,732	$20,397	$(665)	(3)%

The net decrease in our general and administrative expenses of $0.7 million for the the three months ended March 31, 2024 compared to the same period in 2023 was largely due to:

●	a reduction in restructuring charges of $1.7 million, which related to the restructuring programme completed in the first quarter of 2023; and
●	a decrease of $1.2 million in other corporate costs due to a decrease in accounting, legal and professional fees, which were high in the first quarter of 2023 due to fees incurred in relation to entering into the TCR[2] Therapeutics Inc. merger agreement, although this was offset partially by an increase in pre-commercialization fees in 2024; offset by
●	an increase of $1.5 million in salaries, depreciation of property, plant and equipment and other employee-related costs, due primarily to an increase in depreciation following the completion of the construction of manufacturing facilities in the U.K. and U.S that was completed in 2023.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 Therapeutics Inc. since acquisition.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to March 31, 2024, we have raised:

●	$899.3 million, net of issuance costs, through the issuance of shares;
●	$437.8 million through collaborative arrangements with Genentech, GSK and Astellas; and
●	$141.3 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

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

As of March 31, 2024, we had cash and cash equivalents of $140.7 million and Total Liquidity of $143.7 million. We regularly assess Total Liquidity against our activities and make decisions regarding prioritization of those activities and deployment of Total Liquidity. We believe that our Total Liquidity, together with anticipated revenues from the launch of afami-cel, expected future income from partners and other non-dilutive capital sources including the Company’s new debt facility with Hercules Capital, will be sufficient to fund the Company’s current operations, based upon our currently anticipated research and development activities and planned capital spending, into late 2025. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended
	March 31,
	2024	2023
Net cash used in operating activities	$(31,950)	$(37,283)
Net cash (used in)/provided by investing activities	(358)	48,341
Net cash provided by financing activities	29,235	196
Cash, cash equivalents and restricted cash	143,528	121,444

Operating Activities

Net cash used in operating activities was $32.0 million for the three months ended March 31, 2024 compared to $37.3 million for the three months ended March 31, 2023. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the the three months ended March 31, 2024 decreased primarily due to the receipt of Research and development credits of $30.8 million which was offset by an increase in Research and development operating expenditure and a decrease in payables over the quarter. Operating cash used in activities in the three months ended March 31, 2023 was also higher as a result of the restructuring and re-prioritization of activities that was finalised in the first quarter of 2023 which resulted in one-off payments of approximately $4 million in the first quarter of 2023.

Net cash used in operating activities of $32.0 million for the three months ended March 31, 2024 comprised a net loss of $48.5 million and a net cash inflow of $10.4 million from changes in operating assets and liabilities, offset by non-cash items of $6.2 million. The changes in operating assets and liabilities include the impact of a $17.7 million decrease in reimbursements receivable for research and development tax credits. The non-cash items consisted primarily of depreciation expense on plant and equipment of $2.8 million, share-based compensation expense of $3.1 million, unrealized foreign exchange losses of $0.3 million and other items of $0.2 million.

Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2024 compared to $48.3 million provided by investing activities for the three months ended March 31, 2023. The net cash used in or provided by investing activities for the respective periods consisted primarily of:

●	purchases of property, plant and equipment of $0.1 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. Purchases of property, plant and equipment were higher in 2023 compared to 2024 due to expanding our manufacturing facilities, which was largely completed in 2022 and finalised in 2023; and
●	there were no cash inflows from maturity or redemption of marketable securities in the three months ended March 31, 2024 compared to $50.9 million for the three months ended March 31, 2023.

The Company invests surplus cash and cash equivalents in marketable securities.

Financing Activities

Net cash provided by financing activities was $29.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The net cash provided by financing activities in the three months ended March 31, 2024 consisted primarily of net proceeds of $29.2 million from shares issued in an At-The-Market offering, net of commissions and issuance costs. The net cash provided by financing activities in the three months ended March 31, 2023 consisted primarily of net proceeds of $0.2 million from shares issued in an At-The-Market offering, net of commissions and issuance costs.

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

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$140,670	$143,991
Marketable securities - available-for-sale debt securities	2,982	2,947
Total Liquidity	$143,652	$146,938

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2024. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2024.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2024.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2024 we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and the disclosures set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended March 31, 2024, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income/Loss for the three months ended March 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three months ended March 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: May 15, 2024	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: May 15, 2024	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer