Form 10-Q
period 2024-06-30
Adaptimmune Therapeutics PLC
filed 2024-08-12
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 1,534,472,670.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$211,810	$143,991
Marketable securities - available-for-sale debt securities (amortized cost of $2,979 and $2,940) net of allowance for expected credit losses of $0 and $0	2,979	2,947
Accounts receivable, net of allowance for expected credit losses of $0 and $0	2,335	821
Other current assets and prepaid expenses	36,646	59,793
Total current assets	253,770	207,552

Restricted cash	2,866	3,026
Operating lease right-of-use assets, net of accumulated amortization of $15,645 and $13,220	18,203	20,762
Property, plant and equipment, net of accumulated depreciation of $51,182 and $46,020	45,867	50,946
Intangible assets, net of accumulated amortization of $5,257 and $5,155	996	330
Total assets	$321,702	$282,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,513	$8,128
Operating lease liabilities, current	5,293	5,384
Accrued expenses and other current liabilities	30,850	30,303
Deferred revenue, current	38,417	28,973
Total current liabilities	82,073	72,788

Operating lease liabilities, non-current	17,101	19,851
Deferred revenue, non-current	99,860	149,060
Borrowings, non-current	24,954	—
Other liabilities, non-current	1,440	1,404
Total liabilities	225,428	243,103

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 2,039,252,874 authorized and 1,534,220,604 issued and outstanding (2023: 1,702,760,280 authorized and 1,363,008,102 issued and outstanding)	2,083	1,865
Additional paid in capital	1,099,758	1,064,569
Accumulated other comprehensive loss	(3,412)	(3,748)
Accumulated deficit	(1,002,155)	(1,023,173)
Total stockholders' equity	96,274	39,513

Total liabilities and stockholders’ equity	$321,702	$282,616

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$128,231	$5,130	$133,909	$52,731
Operating expenses
Research and development	(40,448)	(29,965)	(75,655)	(55,513)
General and administrative	(19,083)	(20,073)	(38,815)	(40,470)
Total operating expenses	(59,531)	(50,038)	(114,470)	(95,983)
Operating profit/(loss)	68,700	(44,908)	19,439	(43,252)
Interest income	1,376	1,543	2,721	2,219
Interest expense	(526)	—	(526)	—
Gain on bargain purchase	—	22,155	—	22,155
Other income (expense), net	497	501	436	(170)
Profit/(loss) before income tax expense	70,047	(20,709)	22,070	(19,048)
Income tax expense	(526)	(680)	(1,052)	(1,305)
Net profit/(loss) attributable to ordinary shareholders	$69,521	$(21,389)	$21,018	$(20,353)

Net profit/(loss) per ordinary share
Basic	$0.05	$(0.02)	$0.01	$(0.02)
Diluted	$0.04	$(0.02)	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	1,533,531,837	1,108,166,960	1,492,386,749	1,050,071,434
Diluted	1,559,183,774	1,108,166,960	1,519,004,675	1,050,071,434

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net profit/(loss)	$69,521	$(21,389)	$21,018	$(20,353)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	(2,091)	(12,281)	4,724	(29,190)
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, and $0	1,400	10,590	(4,382)	26,116
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, and $0	(1)	385	(6)	857
Total comprehensive profit/(loss) for the period	$68,829	$(22,695)	$21,354	$(22,570)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2024	1,363,008,102	$1,865	$1,064,569	$(3,748)	$(1,023,173)	$39,513

Net loss	—	—	—	—	(48,503)	(48,503)
Other comprehensive profit	—	—	—	1,028	—	1,028
Issuance of shares upon exercise of stock options	6,297,720	8	66	—	—	74
Issue of shares under At The Market sales agreement, net of commission and expenses	163,669,056	208	28,953	—	—	29,161
Share-based compensation expense	—	—	3,102	—	—	3,102
Balance as of March 31, 2024	1,532,974,878	$2,081	$1,096,690	$(2,720)	$(1,071,676)	$24,375
Net profit	—	—	—	—	69,521	69,521
Other comprehensive loss	—	—	—	(692)	—	(692)
Issuance of shares upon exercise of stock options	1,245,726	2	—	—	—	2
Issue of shares under At The Market sales agreement, net of commission and expenses	—	—	10	—	—	10
Share-based compensation expense	—	—	3,058	—	—	3,058
Balance as of June 30, 2024	1,534,220,604	$2,083	$1,099,758	$(3,412)	$(1,002,155)	$96,274

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

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities
Net profit/(loss)	$21,018	$(20,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,457	3,824
Amortization	115	253
Gain on bargain purchase	—	(22,155)
Share-based compensation expense	6,160	5,513
Unrealized foreign exchange (gains)/losses	(266)	377
Accretion on available-for-sale debt securities	(42)	(633)
Other	2	663
Changes in operating assets and liabilities:
Decrease in receivables and other operating assets	20,788	1,971
Increase/(decrease) in payables and other current liabilities	1,012	(8,801)
Increase in borrowings	454	—
Decrease in deferred revenue	(39,249)	(41,704)
Net cash provided by/(used in) operating activities	15,449	(81,045)

Cash flows from investing activities
Acquisition of property, plant and equipment	(524)	(3,565)
Acquisition of intangible assets	(588)	(199)
Cash from acquisition of TCR2 Therapeutics Inc.	—	45,264
Maturity or redemption of marketable securities	—	76,119
Investment in marketable securities	—	(67,121)
Other	11	537
Net cash (used in)/provided by investing activities	(1,101)	51,035

Cash flows from financing activities
Proceeds from issuance of borrowings, net of discount	24,500	—
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	29,171	188
Proceeds from exercise of stock options	76	22
Net cash provided by financing activities	53,747	210

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(436)	398
Net increase/(decrease) in cash, cash equivalents and restricted cash	67,659	(29,402)
Cash, cash equivalents and restricted cash at start of period	147,017	109,602
Cash, cash equivalents and restricted cash at end of period	$214,676	$80,200

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom. Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a commercial-stage biopharmaceutical company primarily focused on the treatment of solid tumor cancers with cell therapies. The Company’s proprietary platform enables it to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the clinical development stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $1,002,155,000 as of June 30, 2024.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $211,810,000, marketable securities of $2,979,000 and restricted cash of $2,866,000 as of June 30, 2024. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company had three customers during the three and six months ended June 30, 2024 which are Galapagos, Genentech and GSK. There were accounts receivable of $2,335,000 as of June 30, 2024 and $821,000 as of December 31, 2023. The Company has been transacting with Galapagos since 2024, Genentech since 2021 and GSK since 2014, during which time no credit losses have been recognized. As of June 30, 2024, no allowance for expected credit losses is recognized on the basis that the possibility of credit losses arising on its receivables as of June 30, 2024 is considered to be remote. As of June 30, 2024 there are no receivables, either accrued or billed, due from Genentech that are no longer recoverable following the termination of the Genentech Collaboration and License Agreement.

Management analyzes current and past due accounts and determines if an allowance for credit losses is required based on collection experience, credit worthiness of customers and other relevant information. The process of estimating the uncollectible accounts involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

(e) New accounting pronouncements

Adopted in the current period

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15.

In March 2024, the FASB issued ASU 2024-02 - Codification Improvements—Amendments to remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. The amendments apply to all reporting entities within the scope of the affected accounting guidance and are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted for all entities. The Company adopted the guidance in the fiscal year beginning January 1, 2024. There was no impact on the Company’s financial statements.

To be adopted in future periods

Improvements to Income Tax Disclosures

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

(f) Borrowings

The Company recognizes borrowings comprised solely of contractual payments on fixed or determinable dates that are issued solely for cash equal to their face value, at face value with the difference between the face amount and proceeds received upon issuance shown as either a discount or premium.

These notes are subsequently measured using the Interest Method, with the total interest being measured as the difference between the actual amount of cash received by the Company and the total amount agreed to be repaid. The interest charge in a given period is based on the effective interest rate, which is the rate implicit in the note based on the contractual cash flows. The discount or premium on the note is amortized as interest expense over the life of the note so as to produce a constant rate of interest.

Note 3 — Revenue

The Company generates development revenue from collaboration agreements with customers. The Company had three revenue-generating contracts with customers in the three and six months ended June 30, 2024, compared to three customers in the three months ended June 30, 2023, and two customers in the six months ended June 30, 2023: a termination and transfer agreement with GSK that was effective on April 6, 2023, a collaboration and license agreement with Galapagos signed on May 30, 2024, a strategic collaboration and license agreement with Genentech and a collaboration agreement with Astellas that was terminated as of March 6, 2023. The collaboration and licence agreement with Genentech was terminated in April 2024 and the termination is effective from October 2024.

Revenue comprises the following categories (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Development revenue	$128,231	$5,130	$133,909	$52,731
	$128,231	$5,130	$133,909	$52,731

Deferred revenue decreased by $39,756,000 from $178,033,000 at December 31, 2023 to $138,277,000 at June 30, 2024 due to revenue recognized during the period of $133,011,000 that was included in deferred revenue at December 31, 2023 and a $1,211,000 decrease caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.27 at December 31, 2023 to £1.00 to $1.26 at June 30, 2024. This was partially offset by a payment of $85,000,000 from Galapagos and milestones totalling $9,583,000 from GSK that were met and paid or accrued at June 30, 2024.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of June 30, 2024 was $154,393,000.

The Galapagos Collaboration and Exclusive License Agreement

On May 30, 2024, the Company entered into a clinical collaboration agreement with Galapagos NV. The agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-cel, manufactured on Galapagos’ decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the agreement, we will conduct a clinical proof-of-concept trial (the “POC Trial”) to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer.

The Company will receive initial payments of $100 million, comprising $70 million upfront and $30 million of research and development funding of which $15 million is due upfront and $15 million is due once the first patient is infused in the POC Trial, option exercise fees of up to $100 million (the amount depending on the number of indications in relation to which the option is exercised), additional development and sales milestone payments of up to a maximum of $465 million, plus tiered royalties on net sales. The $70 million upfront payment and $15 million of upfront research and development funding was received in June 2024.

The Company determined that Galapagos is a customer and has accounted for the agreement under ASC 606 Revenue from Contracts with Customers. The Company has identified a performance obligation relating to the various activities required to complete the POC trial and a material right associated with the exclusive license option.

The aggregate transaction price at inception of the agreement was $100,000,000 comprising the $70,000,000 upfront payment and the $30,000,000 research and development funding. The fees for the exclusive license option exercise and development milestone payments are not considered probable as of June 30, 2024 and have not been included in the transaction price. The sales milestones and royalties for future sales of therapies have not been included within the transaction price as of June 30, 2024 because they are sales-based and would be recognized when the subsequent sales occur.

The aggregate transaction price is allocated to the performance obligations depending on the relative standalone selling price of the performance obligations. In determining the best estimate of the relative standalone selling price, the Company considered the internal pricing objectives it used in negotiating the contract, together with internal data regarding the expected costs and a standard margin on those costs, for completing the POC Trial. The residual approach was used to value the material right associated with the exclusive license option as the Company has not previously sold uza-cel on a standalone basis and has not established a price for uza-cel.

The Company expects to satisfy the POC Trial obligation over time over the period that the trial is completed, based on an estimate of the percentage of completion of the trial determined based on the costs incurred on the trial as a percentage of the total expected costs. The revenue allocated to the material right associated with the exclusive licence option will be recognized from the point that the option is either exercised and control of the license has passed to Galapagos or the option lapses.

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of June 30, 2024 was $100,000,000, of which $44,400,000 is allocated to the POC Trial performance obligation and $55,600,000 is allocated to the material right for the exclusive option.

The Genentech Collaboration and License Agreement

On April 12, 2024 the Company announced the termination of the collaboration with Genentech in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies which will be effective from October 7, 2024. The termination was accounted for as a contract modification on a cumulative catch-up basis. The termination did not change the nature the performance obligations identified but resulted in a reduction in the transaction price as the additional payments and variable consideration that would have been due in periods after October 7, 2024 will now never be received.

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

The aggregate remaining transaction price that had not yet been recognized as revenue as of the date of the termination was $146,301,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and the variable consideration to be billed under the collaboration until the effective date of the termination that is still considered probable. The termination resulted in a cumulative catch-up adjustment at the date of the termination of $101,348,000.

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the Genentech agreement as of June 30, 2024 was $24,515,000. Of this amount $7,926,000 is allocated to the research services and rights granted for the initial ‘off-the-shelf’ collaboration targets, $5,086,000 is allocated to the research services and rights granted for the personalized therapies, $7,764,000 is allocated to the material rights to designate the additional ‘off-the-shelf’ collaboration targets, $2,991,000 is allocated to the material right for the first option to extend the research term and $748,000 is allocated to the material right for the option to extend the research term a second time.

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

As part of the agreement, sponsorship and responsibility for the ongoing IGNYTE and long-term follow-up (“LTFU”) trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and milestone payments of £3 million, £12 million and £6 million in September and December 2023 and June 2024, respectively. A further milestone payment of £1.5 million had been met and accrued, but not billed, at June 30, 2024.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of June 30, 2024 was $29,878,000, of which $13,958,000 is allocated to the IGNYTE performance obligation and $15,920,000 is allocated to the LTFU performance obligation.

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

The termination was accounted for as a contract modification on a cumulative catch-up basis. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and variable consideration from the remaining reimbursement income to be billed under the collaboration at the end of the 30 day period after the Effective Date. The transaction price of the modification was recognized in full in March 2023 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under, no remaining deferred income relating to, the agreement as of June 30, 2024 and no revenue was recognized in 2024.

Note 4 — Profit/(loss) per share

The following tables reconcile the numerator and denominator in the basic and diluted profit/(loss) per share computation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator for basic and diluted profit/(loss) per share
Net profit/(loss) attributable to ordinary shareholders	$69,521	$(21,389)	$21,018	$(20,353)
Net profit/(loss) attributable to ordinary shareholders used for basic and diluted profit/(loss) per share	$69,521	$(21,389)	$21,018	$(20,353)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Denominator for basic profit/(loss) per share - Weighted average shares outstanding	1,533,531,837	1,108,166,960	1,492,386,749	1,050,071,434
Effect of dilutive securities:
Employee stock options	25,651,937	—	26,617,926	—
Denominator for diluted profit/(loss) per share	1,559,183,774	1,108,166,960	1,519,004,675	1,050,071,434

The dilutive effect of 132,547,250 and 132,941,666 weighted stock options outstanding for the three and six months ended June 30, 2024 respectively, and 201,688,491 for the three and six months ended June 30, 2023 have been excluded from the diluted profit/(loss) per share calculation for the three and six months ended June 30, 2024 and 2023 because they would have an antidilutive effect on the profit/(loss) per share for the period.

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

The following tables show the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2024	$(3,754)	$6	$(3,748)
Foreign currency translation adjustments	6,815	—	6,815
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	(5,782)	—	(5,782)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(5)	(5)
Balance at March 31, 2024	$(2,721)	$1	$(2,720)
Foreign currency translation adjustments	(2,091)	—	(2,091)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	1,400	—	1,400
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(1)	(1)
Balance at June 30, 2024	$(3,412)	$—	$(3,412)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2023	$55	$(930)	(875)
Foreign currency translation adjustments	(16,908)	—	(16,908)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	15,526	—	15,526
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	472	472
Balance at March 31, 2023	$(1,327)	$(458)	$(1,785)
Foreign currency translation adjustments	(12,281)	—	(12,281)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	10,590	—	10,590
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	385	385
Balance at June 30, 2023	$(3,019)	$(73)	$(3,092)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2024 are as follows (in thousands):

		Fair value measurements using
	June 30,	Level 1	Level 2	Level 3
	2024
Assets classified as available-for-sale debt securities:
Corporate debt securities	$2,979	2,979	$—	—
	$2,979	$2,979	$—	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of June 30, 2024, the Company has the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Available-for-sale debt securities:
Corporate debt securities	3 months to 1 year	$2,979	$—	$—	$2,979
		$2,979	$—	$—	$2,979

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024			December 31, 2023
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$1,987	1	$—	$1,600	1	$(1)
	$1,987	1	$—	$1,600	1	$(1)

As of June 30, 2024, no allowance for expected credit losses has been recognized in relation to the security in an unrealized loss position. This is because the unrealized loss is not severe, does not represent a significant proportion of the total fair market value of the investment and the security has an investment-grade credit rating. Furthermore, the Company does not intend to sell the debt security in an unrealized loss position, believes that it has the ability to hold the debt security to maturity, and it is currently unlikely that the Company will be required to sell this security before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development credits receivable	$21,125	$46,098
Prepayments	10,651	9,954
Clinical materials	1,278	1,329
VAT receivable	305	—
Other current assets	3,287	2,412
	$36,646	$59,793

On January 19, 2024, a receipt of £24.2 million ($30.8 million) was received from HMRC relating to the Research and development credits receivable.

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

The following table shows the lease costs for the six months ended June 30, 2024 and 2023 and the weighted-average remaining lease term and the weighted-average discount rate as at June 30, 2024 and 2023:

	Six months ended
	June 30,
	2024	2023
Lease cost:
Operating lease cost	$3,388	$2,353
Short-term lease cost	88	319
	$3,476	$2,672

	June 30,
	2024	2023

Weighted-average remaining lease term - operating leases	5.1 years	5.8 years
Weighted-average discount rate - operating leases	7.8%	8.6%

The maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

Operating leases

2024	$3,417
2025	5,566
2026	4,366
2027	5,563
2028	2,144
after 2028	5,508
Total lease payments	26,564
Less: Imputed interest	(4,170)
Present value of lease liability	$22,394

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued clinical and development expenditure	$16,046	$12,351
Accrued employee expenses	9,637	13,226
VAT payable	—	1,398
Other accrued expenditure	5,060	3,277
Other	107	51
	$30,850	$30,303

Note 11 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$994	$1,285	$1,808	$1,401
General and administrative	2,063	2,552	4,352	4,112
	$3,057	$3,837	$6,160	$5,513

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Number of options over ordinary shares granted	1,795,872	30,247,398	43,982,424	52,002,726
Weighted average fair value of ordinary shares options	$0.19	$0.05	$0.12	$0.08
Number of additional options with a nominal exercise price granted	2,540,640	6,148,186	30,655,824	26,015,098
Weighted average fair value of options with a nominal exercise price	$0.24	$0.15	$0.15	$0.17

Note 12 — Stockholders’ equity

On April 8, 2022 the Company entered into a sales agreement with Cowen (the “Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in ATM offerings for an aggregate offering price of up to $200 million. In the six months ended June 30, 2024 the Company sold 27,278,176 ADSs under the agreement representing 163,669,056 ordinary shares resulting in net proceeds to the Company of $29,155,317 after deducting commissions payable under the Sales Agreement and issuance costs. As of June 30, 2024, approximately $156,228,841 remained available for sale under the Sales Agreement.

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

The gain on bargain purchase above includes the impact of a $106,000 reduction recognized in the third quarter of 2023 following finalization of provisional amounts relating to replacement awards.

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

The amount of revenue and earnings of the combined entity for the six months ended June 30, 2023, had the acquisition date been January 1, 2022, would be as follows:

Six months ended
June 30, 2023
Revenue	$52,731
Net loss	(86,202)

The supplemental pro forma earnings for the six months ended June 30, 2023 were adjusted to exclude the $22 million Gain on bargain purchase, $7.2 million of acquisition-related costs recognized by the Company, as detailed below, and the $7.7 million of acquisition-related costs incurred by TCR2 during that period. The supplemental pro forma earnings was adjusted to include the impact of replacement options issued, as if these had been issued as of January 1, 2022. Accordingly, the share-based compensation expense recognized by TCR2 in the five months ended May 31, 2023 prior to the acquisition by the Company, of $1.0 million were excluded from the pro forma earnings.

TCR2 did not generate revenue in the period from January 1, 2023 to June 30, 2023, as it has no contracts with customers, so there was no impact on the revenue included in the Company’s Consolidated Statement of Operations or in the supplemental pro forma revenue and earnings presented above.

The Company incurred the following acquisition-related costs that were recognized as an expense in 2023:

	Six months ended	Total
	June 30,	acquisition-related
	2023	costs
Legal, professional and accounting fees	$4,993	$5,174
Bankers' fees	2,172	2,172
Total acquisition-related costs	$7,165	$7,346

All acquisition-related costs that were recognized as an expense were recognized in General and administrative expenses in the Consolidated Statement of Operations. No issuance costs were incurred relating to the issuance of shares to TCR2 stockholders.

Note 14 – Borrowings

On May 14, 2024 (the “Closing Date”), we entered into a Loan and Security Agreement (the “Loan Agreement”), with several banks and other financial institutions or entities and Hercules Capital, Inc. (“Hercules Capital”), for a term loan facility of up to $125.0 million (the “Term Loan”), consisting of a term loan advance in the aggregate principal amount equal to $25.0 million on the Closing Date (the “Tranche 1 Advance”), and three further term loan advances available to the Company subject to certain terms and conditions in aggregate principal amounts of $25.0 million, $5.0 million and $30.0 million, respectively, and a term loan advance available in the sole discretion of the lenders and subject to certain terms and conditions in the aggregate principal amount of $40.0 million. The proceeds of the Term Loan will be used solely to repay related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes.

The Term Loan attracts interest on the outstanding principal in the form of both cash and payment-in-kind (“PIK”) interest. The cash interest rate is the greater of the Prime Rate plus 1.15% and 9.65% and is paid monthly in arrears. The PIK interest rate is 2% per annum. The outstanding principal used to determine both the cash and PIK interest is inclusive of capitalized PIK interest. The Term Loan also attracts an End of Term Charge of 5.85% payable on maturity which is based on the aggregate original principal amount (i.e. excluding capitalized PIK interest).

The Term Loan matures on June 1, 2029 and payments are interest-only until the Amortization Date after which the monthly payments include repayments of both principal and interest. The Amortization Date is June 1, 2027 but can be extended if certain criteria are met and the Company chooses to extend the date. The final Term Loan Maturity Date cannot be extended.

The Term Loan is secured by a lien on substantially all of Borrower’s existing or after-acquired assets, including intellectual property, subject to customary exceptions. In addition, the Loan Agreement contains customary closing and commitment fees, prepayment fees and provisions, events of default and representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash in accounts subject to a control agreement in favor of Hercules Capital (the “Qualified Cash”) during the period commencing on January 1, 2025 (which initial commencement date is subject to adjustment if certain performance milestones are met) and at all times thereafter, provided that if the Company has achieved certain performance milestones, the amount of Qualified Cash is subject to certain reductions. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency.

Each loan tranche has been identified as a separate unit of account within the scope of ASC 835-30 Imputation of interest, with the Tranche 1 Advance constituting a debt instrument and the remaining tranches being loan commitments.

The Company drew down the Tranche 1 Advance of $25,000,000 on May 14, 2024 and received proceeds of $24,500,000 after charges payable to Hercules Capital. No qualifying debt issuance costs were incurred in relation to the Tranche 1 Advance. The Tranche 1 Advance was initially recognized at $24,750,000. At June 30, 2024 the face value of the outstanding principal (including capitalized PIK interest) on the Term Loan was $25,067,000, less unamortized discount and unaccreted value of the End of Term Charge of $113,000 based on the imputed interest rate of 13.5%.

The fair value of the Term Loan at June 30, 2024 is a Level 2 measurement considered to approximate its book value of $25.0 million due to the short period of time since the Term Loan was entered into and the interest rates upon which the terms of the Term Loan were based, notably the Prime Rate, have not changed since the Term Loan was drawn.

The aggregate maturity of the term loan for the next five years from June 30, 2024 is as follows:

Maturity
2024	$—
2025	—
2026	—
2027	6,380
2028	11,793
2029	9,035
Total principal repayments	$27,208

Composition of principal repayments
Original principal	$25,000
Capitalized PIK interest	2,208
Total principal repayments	$27,208

The payments included in the table include capitalized PIK interest, as this forms part of the principal balance to be repaid once incurred. Payments relating to cash interest and the End of Term Charge are excluded as they do not constitute repayments of the principal.

Note 15 – Segment reporting

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$128,231	$5,130	$133,909	$52,731
Less:
Research	(3,830)	(3,499)	(7,438)	(5,373)
CMC and Quality	(14,159)	(13,675)	(28,933)	(26,608)
Biomarkers	(2,495)	(1,222)	(5,286)	(2,452)
Development and Compliance	(12,611)	(8,647)	(27,486)	(19,037)
Infrastructure management and Facilities	(7,749)	(6,126)	(15,828)	(13,490)
Commercial planning	(2,561)	(778)	(6,445)	(1,426)
Support functions	(9,139)	(14,074)	(21,073)	(28,635)
Other segment expenses(a)	(6,987)	(2,017)	(1,981)	1,038
Total operating expenses	(59,531)	(50,038)	(114,470)	(95,983)
Operating profit/(loss)	68,700	(44,908)	19,439	(43,252)

Interest income	1,376	1,543	2,721	2,219
Interest expense	(526)	—	(526)	—
Gain on bargain purchase	—	22,155	—	22,155
Other income (expense), net	497	501	436	(170)
Income tax expense	(526)	(680)	(1,052)	(1,305)
Segment and consolidated net profit/(loss)	$69,521	$(21,389)	$21,018	$(20,353)

(a)Other segment expenses includes reimbursements receivable for research and development tax and expenditure credits, depreciation, amortization and share-based compensation expenses.

Note 16 – Subsequent events

On August 1, 2024, we announced receipt of accelerated approval for Tecelra from the FDA, the first engineered cell therapy for a solid tumor cancer approved in the U.S. Tecelra was approved for advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy.

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

Overview

We are a commercial-stage biopharmaceutical company working to redefine the treatment of solid tumor cancers with cell therapies. With the approval by the U.S. Food and Drug Administration (“FDA”) of our first biologics license application (“BLA”) for Tecelra® (afamitresgene autoleucel) (“Tecelra”), which is the first engineered cell therapy for a solid tumor cancer approved in the U.S., we are now focused on its launch and commercialization. Tecelra is a genetically modified autologous T-cell immunotherapy indicated for the treatment of adults with unresectable or metastatic synovial sarcoma who have received prior chemotherapy, are HLA-A*02:01P, -A*02:02P, -A*02:03P, or -A*02:06P positive and whose tumor expresses the MAGE-A4 antigen as determined by FDA-approved or cleared companion diagnostic devices. This indication is approved under the FDA’s accelerated approval based on overall response rate (“ORR”) and durability of response. Continued approval for this indication may be contingent upon verification and description of clinical benefits from a confirmatory trial.

Tecelra is the first product in our sarcoma franchise. The second product, lete-cel (letetresgene autoleucel), is planned for regulatory submission starting in 2025. Behind lete-cel we have an active pipeline of T-cell therapies, including our uza-cel (uzatresgene autoleucel) product which is in phase 2 trials in ovarian cancer.

Tecelra

We are focussed on the launch and commercialization of Tecelra for the treatment of advanced synovial sarcoma and for which we received FDA approval on August 1, 2024. The approval of TECELRA was based on results of the SPEARHEAD-1 (Cohort 1) trial, which included 44 patients. The major efficacy outcome was overall response rate (ORR) determined by independent review and supported by duration of response. TECELRA treatment resulted in an ORR of 43% with a complete response rate of 4.5%. The median duration of response was 6 months (95% CI: 4.6, not reached). Among patients who were responsive to the treatment, 39% had a duration of response of 12 months or longer. We plan to have at least six to ten authorized treatment centers (ATCs) up and running this year and to onboard approximately 30 treatment centers within the first two years.

Lete-cel

Lete-cel targets the NY-ESO antigen and has been in clinical trials (the IGNYTE-ESO trial) for people with synovial sarcoma and myxoid round cell liposarcoma (MRCLS). Data for the IGNYTE-ESO trial was reported at the American Society of Clinical Oncology (ASCO) in June 2024. Interim Analysis data was presented and provided an ORR of 40% consistent across both synovial sarcoma and myxoid round cell liposarcoma (MRCLS), a median duration of response of approximately 11 months and with patients still in response at the time of data analysis. Full results from the IGNYTE-ESO trial are expected through the end of 2024 and we plan to file a rolling BLA submission during 2025.

Clinical Pipeline

*Synovial sarcoma, Malignant Peripheral Nerve Sheath Tumor (MPNST), Neuroblastoma, Osteosarcoma, Temporary suspension of enrolment as per protocol in SPEARHEAD-3 trial

**uzatresgene autoleucel, formerly ADP-A2M4CD8; SURPASS Ph 1 no longer enrolling. Adaptimmune and Galapagos to conduct a clinical proof-of- concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head & neck cancer

We have clinical trials ongoing in certain indications in which the MAGE-A4 antigen is expressed.

●	SPEARHEAD Trials with afami-cel. The SPEARHEAD trial is ongoing in the EU for treatment of patients with synovial sarcoma. A pediatric trial is ongoing in the US in tumors expressing the MAGE-A4 antigen, enrolment in this trial has been temporarily suspended as per protocol.

●	SURPASS-3 Phase 2 Trial with uza-cel. A Phase 2 trial for people with platinum resistant ovarian cancer is ongoing. We have received Regenerative Medicine Advanced Therapy (“RMAT”) designation for uza-cel for the treatment of this indication from the FDA. The Phase 2 trial evaluates ADP-A2M4CD8 as both monotherapy and in combination with a checkpoint inhibitor, nivolumab, in ovarian cancer. The trial is open in the U.S., Canada, Spain, the U.K. and France.

Our ADP-A2AFP Phase 1 trial, SURPASS-2 trial, gavo-cel and TC-510 trials have closed to enrollment. Screening for the SURPASS phase 1 trial has ceased and enrollment will close shortly.

Pre-clinical Pipeline

Our aim is to utilize the insights we obtain from our clinical trials and translational sciences work to improve the efficacy of our existing products and approaches; and to increase the scope of our cell therapies and ability to treat an increasing number of patients. We are currently focusing our preclinical pipeline on the development of T-cell therapies directed to PRAME (ADP-600) and CD70 (ADP-520) and on our allogeneic cell therapy platform.

●	PRAME is highly expressed across a broad range of solid tumors including ovarian, endometrial, lung and breast cancers. We are developing TCR T-cells directed to PRAME, with the initial candidate (ADP-600) currently in preclinical testing and next-generation candidates being developed over the longer term.

●	The CD70 program targets the CD70 antigen which is expressed across a range of hematological malignancies (acute myeloid leukemia and lymphoma) and solid tumors (renal cell carcinoma). We are using TRuC technology to develop a T-cell therapy (ADP-520) against CD70, with membrane bound IL-15 to enhance persistence. ADP-520 is currently in pre-clinical testing.

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

Corporate News

On May 14, 2024, we entered into a Loan and Security Agreement (the “Loan Agreement”), with several banks and other financial institutions or entities and Hercules Capital, Inc. (“Hercules Capital”), for a term loan facility of up to $125.0 million (the “Term Loan”), consisting of a term loan advance in the aggregate principal amount equal to $25.0 million on the Closing Date (the “Tranche 1 Advance”), a term loan advance available to the Company subject to certain terms and conditions in the aggregate principal amount of $25.0 million (the “Tranche 2 Advance’), a term loan advance available subject to certain terms and conditions in the aggregate amount of $5.0 million (the “Tranche 3 Advance”), a term loan advance available subject to certain terms and conditions in the aggregate principal amount of $30.0 million (the “Tranche 4 Advance”) and a term loan advance available in the sole discretion of the lenders and subject to certain terms and conditions in the aggregate principal amount of $40.0 million (the “Tranche 5 Advance” and together with each Tranche Advance, the “Term Loan Advances”). The proceeds of the Term Loan will be used solely to repay related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes. Following the receipt of FDA approval for Tecelra, the Company is eligible to draw down the Tranche 2 Advance of $25.0 million and is in the process of requesting the Tranche 2 Advance.

On May 30, 2024, we announced the entry into a clinical collaboration agreement with Galapagos NV. The agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-cel, manufactured on Galapagos’ decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the agreement, we will conduct a clinical proof-of-concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer. The construct has shown encouraging results in head & neck cancer in our SURPASS-1 trial with partial responses in four out of five patients and using our manufacturing platform. We will receive initial payments of $100 million, comprising $70 million upfront and $30 million of research and development funding (of which $85 million has been received), option exercise fees of up to $100 million (the amount depending on the number of indications in relation to which the option is exercised), additional development and sales milestone payments of up to a maximum of $465 million, plus tiered royalties on net sales. We retain the right to develop, manufacture, commercialize and otherwise exploit uza-cel for platinum-resistant ovarian cancer.

Financial Operations Overview

Revenue

The Company had three customers in the three and six months ended June 30, 2024, three customers in the three months ended June 30, 2023, and two customers in the six months ended June 30, 2023: the Astellas Collaboration Agreement (until March 6, 2023), the Galapagos Collaboration Agreement (from May 30, 2024), the Genentech Collaboration Agreement and the GSK Termination and Transfer Agreement (from April 11, 2023).

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

On April 12, 2024 we announced the termination of the strategic collaboration between us and Genentech in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies. The termination was accounted for as a contract modification on a cumulative catch-up basis. The termination did not change the nature the performance obligations identified but resulted in a reduction in the transaction price as the additional payments and variable consideration that would have been due in periods after October 7, 2024 will now never be received. The termination resulted in a cumulative catch-up adjustment at the date of the termination of $101.3 million.

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

As part of the agreement, sponsorship of the ongoing IGNYTE and LTFU trials relating to the NY-ESO cell therapy program will transfer to Adaptimmune. In return for this, Adaptimmune received an upfront payment of £7.5 million in June 2023 following the signing of the agreement and further milestone payments of £3 million, £12 million and £6 million to Adaptimmune in September and December 2023 and June 2024, respectively. The final milestone of £1.5 million was billed in July 2024.

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

The Galapagos Collaboration and Exclusive License Agreement

On May 30, 2024, the Company entered into a clinical collaboration agreement with Galapagos NV. The agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-cel, manufactured on Galapagos’ decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the agreement, we will conduct a clinical proof-of-concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer.

The Company will receive initial payments of $100 million, comprising $70 million upfront and $30 million of research and development funding, option exercise fees of up to $100 million (the amount depending on the number of indications in relation to which the option is exercised), additional development and sales milestone payments of up to a maximum of $465 million, plus tiered royalties on net sales. The $70 million upfront payment and $15 million of upfront research and development funding was received in June 2024.

The Company has identified a performance obligation relating to the various activities required to complete the POC trial and a material right associated with the exclusive license option. The Company expects to satisfy the POC Trial obligation over time over the period that the trial is completed, based on an estimate of the percentage of completion of the trial determined based on the costs incurred on the trial as a percentage of the total expected costs. The revenue allocated to the material right associated with the exclusive licence option will be recognized from the point that the option is either exercised and control of the license has passed to Galapagos or the option lapses.

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

Expenditures incurred in conjunction with our collaboration agreements are not qualifying expenditures under the SME R&D Tax Credit Scheme but certain of these expenditures can be reimbursed through the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). Under the RDEC Scheme tax relief is given at 20% of allowable research and development costs, which may result in a payable tax credit at an effective rate of approximately 15% of qualifying expenditure for the year ended December 31, 2024.

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

Interest Income

Interest income primarily comprises interest on cash, cash equivalents and marketable securities.

Interest Expense

Interest expense primarily comprises loan interest on the Hercules Capital loan facility.

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

Taxation

We are subject to corporate taxation in the United Kingdom and the United States. We typically incur tax losses and tax credit carryforwards in the United Kingdom on an annual basis. No net deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. The rate of U.K. corporation tax is 25% for the year ended December 31, 2024.

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

In addition, the following estimate was considered to be critical to the judgements and estimates used in the preparation of our financial statements for the three and six months ending June 30, 2024.

Allocation of transaction price using the relative standalone selling price

Upfront and other payments included in the transaction price of a contract are allocated between performance obligations using the Company's best estimate of the relative standalone selling price of the performance obligation. The relative standalone selling price is estimated by determining the market values of development and license obligations. As these inputs are not directly observable, the estimate is determined considering all reasonably available information including internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable, taking into account the different stage of development of each development program and consideration of adjusted-market data from comparable arrangements, where applicable and available. This assessment involves significant judgment and could have a significant impact on the amount and timing of revenue recognition.

An assessment of the allocation of transaction price using the relative standalone selling price was required in the six months ending June 30, 2024 and 2023 for the Galapagos Collaboration and Exclusive License Agreement and the GSK Termination and Transfer Agreement, respectively, although the assessment for the GSK Termination and Transfer Agreement in 2023 was not considered to be a significant estimate.

Results of Operations

Comparison of three months ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023, together with the changes to those items (in thousands):

	Three months ended
	June 30,
	2024	2023	Increase/decrease
Revenue	$128,231	$5,130	$123,101	2,400%
Research and development expenses	(40,448)	(29,965)	(10,483)	35%
General and administrative expenses	(19,083)	(20,073)	990	(5)%
Total operating expenses	(59,531)	(50,038)	(9,493)	19%
Operating loss	68,700	(44,908)	113,608	(253)%
Interest income	1,376	1,543	(167)	(11)%
Interest expense	(526)	—	(526)	—%
Gain on bargain purchase	—	22,155	(22,155)	(100)%
Other (expense) income, net	497	501	(4)	(1)%
Loss before income tax expense	70,047	(20,709)	90,756	(438)%
Income tax expense	(526)	(680)	154	(23)%
Profit/(loss) for the period	$69,521	$(21,389)	$90,910	(425)%

Revenue

Revenue increased by $123.1 million to $128.2 million for the three months ended June 30, 2024 compared to $5.1 million for the three months ended June 30, 2023. The increase is primarily due to the termination of the Genentech collaboration in April 2024, resulting in a cumulative catch-up adjustment of $101.3 million, representing the majority of deferred revenue at March 31, 2024 being recognized as revenue in the current quarter.

Research and Development Expenses

Research and development expenses increased by 35% to $40.4 million for the three months ended June 30, 2024 from $30.0 million for the three months ended June 30, 2023.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	June 30,
	2024	2023	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$25,089	$21,608	$3,481	16%
Subcontracted expenditure	13,962	9,480	4,482	47%
Manufacturing facility expenditure	2,772	1,884	888	47%
Share-based compensation expense	994	1,285	(291)	(23)%
In-process research and development costs	11	(1,863)	1,874	(101)%
Reimbursements receivable for research and development tax and expenditure credits	(2,380)	(2,429)	49	(2)%
	$40,448	$29,965	$10,483	35%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $10.5 million for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to the following:

●	an increase of $3.5 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven by an increase in the average number of employees engaged in research and development following the acquisition of TCR[2] in June 2023 and increased costs relating to property due to additional lease properties acquired following the acquisition of TCR[2];
●	an increase of $4.5 million in subcontracted expenditure due primarily to an increase in clinical trial expenses which includes the impact of TCR[2] clinical trial expenses that were only incurred for one month in the second quarter of 2023 compared to the full quarter in 2024, and companion diagnostic development costs; and
●	an increase of $1.9 million in in-process research and development costs due to a credit of $1.9 million in 2023 that was not repeated in 2024.

Our subcontracted costs for the three months ended June 30, 2024 were $14.0 million, compared to $9.5 million in the same period of 2023. This includes $9.7 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $4.3 million of other development costs.

General and Administrative Expenses

General and administrative expenses decreased by 5% to $19.1 million for the three months ended June 30, 2024 from $20.1 million in the same period in 2023. Our general and administrative expenses consist of the following (in thousands):

	Three months ended
	June 30,
	2024	2023	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$10,128	$12,296	$(2,168)	(18)%
Other corporate costs	10,692	7,703	2,989	39%
Share-based compensation expense	2,063	2,552	(489)	(19)%
Reimbursements	(3,800)	(2,478)	(1,322)	53%
	$19,083	$20,073	$(990)	(5)%

The net decrease in our general and administrative expenses of $1.0 million for the three months ended June 30, 2024 compared to the same period in 2023 was largely due to

●	a decrease of $2.2 million in salaries, depreciation of property, plant and equipment and other employee-related costs, due primarily to these costs being high in the second quarter of 2023 due to severance and other related costs for former TCR[2] leadership and employees in June 2023, which was partially offset by an increase in depreciation; offset by
●	an increase of $3.0 million in other corporate costs due to an increase in accounting, legal and professional fees, due to a combination of fees relating to business development work (including the Hercules Capital loan facility and Galapagos agreement) and fees relating to preparation for commercialization.

Gain on Bargain Purchase

The gain on bargain purchase arose in June 2023 from the strategic combination with TCR2 Therapeutics Inc on June 1, 2023.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 Therapeutics Inc. since acquisition.

Comparison of six months ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023, together with the changes to those items (in thousands):

	Six months ended
	June 30,
	2024	2023	Increase/decrease
Revenue	$133,909	$52,731	$81,178	154%
Research and development expenses	(75,655)	(55,513)	(20,142)	36%
General and administrative expenses	(38,815)	(40,470)	1,655	(4)%
Total operating expenses	(114,470)	(95,983)	(18,487)	19%
Operating loss	19,439	(43,252)	62,691	(145)%
Interest income	2,721	2,219	502	23%
Interest expense	(526)	—	(526)	—%
Gain on bargain purchase	—	22,155	(22,155)	(100)%
Other (expense) income, net	436	(170)	606	(356)%
Loss before income tax expense	22,070	(19,048)	41,118	(216)%
Income tax expense	(1,052)	(1,305)	253	(19)%
Loss for the period	$21,018	$(20,353)	$41,371	(203)%

Revenue

Revenue increased by $81.2 million to $133.9 million in the three months ended June 30, 2024 compared to $52.7 million for the six months ended June 30, 2023 primarily due to the termination of the Genentech collaboration in April 2024, resulting in a cumulative catch-up adjustment of $101.3 million, compared to the termination of the Astellas collaboration in the first quarter of 2023, which resulted in the remaining deferred revenue for the collaboration of $42.4 million being recognized as revenue in March 2023. The revenue recognized in the six months ended June 30, 2024 relates to development revenue under the Genentech collaboration agreement and the GSK termination and transfer agreement.

Research and Development Expenses

Research and development expenses increased by 36% to $75.7 million for the six months ended June 30, 2024 from $55.5 million for the six months ended June 30, 2023.

Our research and development expenses comprise the following (in thousands):

	Six months ended
	June 30,
	2024	2023	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$49,114	39,715	$9,399	24%
Subcontracted expenditure	25,419	20,645	4,774	23%
Manufacturing facility expenditure	5,172	3,392	1,780	52%
Share-based compensation expense	1,808	1,401	407	29%
In-process research and development costs	21	(1,863)	1,884	(101)%
Reimbursements receivable for research and development tax and expenditure credits	(5,879)	(7,777)	1,898	(24)%
	$75,655	$55,513	$20,142	36%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $20.1 million for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to the following:

●	an increase of $9.4 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by an increase in the average number of employees engaged in research and development following the acquisition of TCR[2] in June 2023 and increased costs relating to property due to additional lease properties acquired following the acquisition of TCR[2];
●	an increase of $4.8 million in subcontracted expenditure due primarily to an increase in clinical trial expenses which includes the impact of TCR[2] clinical trial expenses that were only incurred from June 1, 2023 compared to the full period in the six months to June 30, 2024, and an increase in companion diagnostic development costs. This was partially offset by a decrease in external lentiviral vector manufacturing costs;
●	an increase of $1.8 million in manufacturing facility expenditure due to pre-commercialization purchases and to the consumption of batches of clinical materials that had not previously been impaired, compared to 2023 where clinical materials consumed were primarily those that had been impaired to nil in previous years and therefore no corresponding expense was recognised;
●	an increase of $1.9 million in in-process research and development costs due to a credit of $1.9 million in 2023 that was not repeated in 2024; and
●	a decrease of $1.9 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023.

Our subcontracted costs for the six months ended June 30, 2024 were $25.4 million, compared to $20.6 million in the same period of 2023. This includes $18.0 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $7.4 million of other development costs.

General and Administrative Expenses

General and administrative expenses decreased by 4% to $38.8 million for the six months ended June 30, 2024 from $40.5 million in the same period in 2023. Our general and administrative expenses consist of the following (in thousands):

	Six months ended
	June 30,
	2024	2023	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$20,008	$20,664	$(656)	(3)%
Restructuring charges	—	1,703	(1,703)	(100)%
Other corporate costs	18,255	16,469	1,786	11%
Share-based compensation expense	4,352	4,112	240	6%
Reimbursements	(3,800)	(2,478)	(1,322)	53%
	$38,815	$40,470	$(1,655)	(4)%

The net decrease in our general and administrative expenses of $1.7 million for the six months ended June 30, 2024 compared to the same period in 2023 was largely due to:

●	a reduction in restructuring charges of $1.7 million, which related to the restructuring programme completed in the first quarter of 2023; offset by
●	an increase of $1.8 million in other corporate costs due to an increase in accounting, legal and professional fees, due to a combination of fees relating to business development work (including the Hercules Capital loan facility and Galapagos agreement) and fees relating to preparation for commercialization.

Gain on Bargain Purchase

The gain on bargain purchase arose in June 2023 from the strategic combination with TCR2 Therapeutics Inc on June 1, 2023.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 Therapeutics Inc. since acquisition.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to June 30, 2024, we have raised:

●	$900.2 million, net of issuance costs, through the issuance of shares;
●	$24.5 million, net of discount, drawn from the Hercules Capital loan facility;
●	$530.9 million through collaborative arrangements with Galapagos, Genentech, GSK and Astellas; and
●	$141.3 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme.

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

As of June 30, 2024, we had cash and cash equivalents of $211.8 million and Total Liquidity of $214.8 million.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended
	June 30,
	2024	2023
Net cash provided by/(used in) operating activities	$15,449	$(81,045)
Net cash (used in)/provided by investing activities	(1,101)	51,035
Net cash provided by financing activities	53,747	210
Cash, cash equivalents and restricted cash	214,676	80,200

Operating Activities

Net cash provided by operating activities was $15.4 million for the six months ended June 30, 2024 compared to net cash used in operating activities of $81.0 million for the six months ended June 30, 2023. Our activities typically result in net use of cash in operating activities. The net cash provided by operating activities for the six months ended June 30, 2024 increased primarily due to the receipt of Research and development credits of $30.8 million, an $85 million upfront payment from Galapagos and a $7.7 million milestone payment from GSK which was offset by an increase in Research and development operating expenditure.

Net cash used in operating activities of $15.4 million for the six months ended June 30, 2024 comprised a net profit of $21.0 million and a net cash outflow of $17.0 million from changes in operating assets and liabilities, offset by non-cash items of $11.4 million. The changes in operating assets and liabilities include the impact of a $25.0 million decrease in reimbursements receivable for research and development tax credits and the recognition of deferred revenue following the termination of the Genentech agreement. The non-cash items consisted primarily of depreciation expense on plant and equipment of $5.5 million, share-based compensation expense of $6.2 million, unrealized foreign exchange losses of $0.3 million and other items of $0.1 million.

Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2024 compared to $51.0 million provided investing activities for the six months ended June 30, 2023. The net cash used in or provided by investing activities for the respective periods consisted primarily of:

●	purchases of property, plant and equipment of $0.5 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. Purchases of property, plant and equipment were higher in 2023 compared to 2024 due to expanding our manufacturing facilities, which was largely completed in 2022 and finalised in 2023; and
●	there were no cash inflows from maturity or redemption of marketable securities in the six months ended June 30, 2024 compared to $76.1 million for the three months ended March 31, 2023.

The Company invests surplus cash and cash equivalents in marketable securities.

Financing Activities

Net cash provided by financing activities was $53.7 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. The net cash provided by financing activities in the six months ended June 30, 2024 consisted of net proceeds of $29.2 million from shares issued in an At-The-Market offering, net of commissions and issuance costs, and $24.5 million proceeds from the issuance of borrowings, net of discount. The net cash provided by financing activities in the six months ended June 30, 2023 consisted primarily of net proceeds of $0.2 million from shares issued in an At-The-Market offering, net of commissions and issuance costs.

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

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$211,810	$143,991
Marketable securities - available-for-sale debt securities	2,979	2,947
Total Liquidity	$214,789	$146,938

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three and six months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2024.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2024.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2024 we were not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and the disclosures and risk factors set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended June 30, 2024, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Our business is, in part, dependent on the successful commercialization of Tecelra in the United States.

Tecelra received FDA approval in August 2024. Tecelra is a genetically modified autologous T-cell immunotherapy indicated for the treatment of adult patients with unresectable or metastatic synovial sarcoma who have received prior systemic therapy, are positive for HLA-A*02:01P, -A*02:02P, -A*02:03P, or -A*02:06P, and negative for HLA-A*02:05P, and whose tumor expresses the MAGE-A4 antigen as detected by an FDA-approved test. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend on the successful commercialization of Tecelra in the U.S. Any failure to successfully commercialize Tecelra in the U.S. would have a material and adverse impact on our business.

The commercial success of Tecelra will depend on a number of factors, including the following:

●	our ability to obtain any additional required capital or equivalent sources of finance to support the commercialization on acceptable terms, or at all;
●	our ability to consistently manufacture Tecelra on a timely basis and sufficient to meet demand;
●	our ability to activate authorized treatment centres (ATC) capable of administering Tecelra and the timing of activation of those authorized treatment centres;
●	the ability of our authorized treatment centres to facilitate treatments with Tecelra given Tecelra is a novel T-cell therapy requiring patient specific administration;
●	the availability of the tests required to assess for the required HLA types and antigen presentation ahead of treatment with Tecelra and the ability of third party suppliers of such tests to make those tests available when required;
●	the prevalence, duration and severity of potential side effects or other safety issues that patients may experience with Tecelra;
●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors (including those responsible for supply of Tecelra or any raw or intermediate materials required for such supply) achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to Tecelra;
●	the willingness of physicians, operators of hospitals and clinics and patients to adopt and administer Tecelra;
●	the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for Tecelra;

●	patients’ ability and willingness to pay out-of-pocket for Tecelra in the absence of coverage and/or adequate reimbursement from third-party payors;
●	patient demand for Tecelra;
●	the identification of patients eligible for treatment by the authorized treatment centres (including by referral from other hospitals and treatment centres) and the ability of the authorized treatment centres to progress such patients through to treatment;
●	prevalence of the required HLA types and antigen within the synovial sarcoma population and the ability of the tests for HLA and antigen to function as expected;
●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims; and
●	our ability to comply with any post marketing requirements and obligations including those imposed by the FDA as part of the authorization for Tecelra.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize Tecelra. While we have obtained regulatory approval of Tecelra in the United States, we may never be able to successfully commercialize Tecelra in the United States or receive regulatory approval of Tecelra outside the United States. Accordingly, we cannot provide assurances as to the revenue obtainable through the sale of Tecelra.

Tecelra is approved under accelerated approval in the United States, and additional confirmatory work is required in order to maintain that approval. Inability to maintain approval or to otherwise meet the requirements imposed by the FDA will have a significant impact on our ability to commercialize Tecelra.

Tecelra is approved under accelerated approval in the U.S. based on overall response rate and duration of response. Continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. Our ability to obtain traditional approval for Tecelra may require the conduction of additional studies and will require ongoing discussions with the FDA. Any additional work required to satisfy the conditions of accelerated approval will require additional finances, and any ability to obtain any additional required capital or equivalent sources of finance may delay or prevent our ability to maintain approval for Tecelra.

As part of the approval of Tecelra, certain post approval requirements apply which, if not satisfied, could impact continued approval of Tecelra.

Tecelra is subject to continuing regulation by the FDA Failure to meet any of these requirements may result in negative consequences including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties.

These requirements include submissions of safety and other postmarketing information and reports, registration and listing, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. In addition, the FDA and other regulatory authorities may impose additional restrictions or require amendments to our product label after marketing approval in the event of additional adverse events with our cell therapy or of other adverse events seen with similar cell therapy products.

As part of the approval of Teclera, the FDA has imposed certain Postmarketing Commitments (“PMCs”) and Postmarketing Requirements (“PMRs”), including certain requirements to conduct additional studies under proscribed timelines. Failure to conduct these PMCs and PMRs in a timely manner could result in enforcement action from the FDA.

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

The approval of Tecelra is limited to adult patients with unresectable or metastatic synovial sarcoma who have received prior systemic therapy, are positive for HLA-A*02:01P, -A*02:02P, -A*02:03P, or -A*02:06P, and negative for HLA-A*02:05P, and whose tumor expresses the MAGE-A4 antigen.

As is common for initial approval of cancer therapies, Tecelra has been approved by the FDA for use in a limited patient population, who have unresectable or metastatic synovial sarcoma and who have already received prior systemic therapy. As a result, our ability to market Tecelra is generally limited to that patient population.

The use of prior therapies or treatment for synovial sarcoma may reduce the effectiveness of our cell therapies.

This is the first time we as an organization are marketing a product and we have limited experience as a commercial company and have never generated revenue from product sales.

Tecelra is the first product for which we have obtained FDA approval. As a company we have not yet launched any approved products for commercial sale and have not previously generated any revenue from product sales. Accordingly, we will need to continue to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have recruited experienced commercial and medical affairs teams and we will need to continue to develop those teams and the associated support network in order to supply Tecelra on a commercial basis.

We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain suitably skilled and experienced marketing and sales personnel. This process may result in additional delays in bringing our cell therapies to market or in certain cases require us to enter into alliances with third parties in order to do so. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or even if we are able to do so, that they will result in effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the efforts of such third parties, and our revenue from cell therapy sales may be lower than if we had commercialized our cell therapies ourselves.

For Tecelra, we are using certain third parties to supplement the internal commercial facing teams. We are also using a third party distributor to supply Tecelra and third parties to provide some of the systems required to supply Tecelra and support patients prescribed with Tecelra. We are reliant on those third parties to provide the services we require in accordance with our planned timelines. If any critical third party supplier fails to provide the services as required that may result in a delay to the commercialization of Tecelra. Any inability on our part to develop inhouse sales and commercial distribution capabilities or to establish and maintain relationships with third-party collaborators that can successfully commercialize any cell therapy in the U.S. or elsewhere will have a materially adverse effect on our business and results of operations.

As a novel cell therapy, Tecelra may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community, including referral centers.

The use of engineered T-cells and cell therapies more generally as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. For example, the product labelling and prescribing information for Tecelra describe certain limitations of use, adverse events, and warnings and precautions, including a boxed warning related to Cytokine Release Syndrome (CRS), which may be severe or life threatening and which occurred in patients receiving Tecelra in clinical trials. Additional factors will influence whether Tecelra is accepted in the market, including:

●	physicians, hospitals, cancer treatment centers and patients considering Tecelra as a safe and effective treatment;
●	the potential and perceived advantages of Tecelra over alternative treatments;
●	the prevalence and severity of any side effects;
●	willingness of treating centers to test for the required HLA types and MAGE A4 antigen using the FDA approved tests;
●	our product labeling and prescribing information describe certain limitations of use, adverse events, and warnings and precautions;
●	the cost of Tecelra in relation to alternative treatments;
●	the willingness of referral centers and awareness of referral centers to refer patients to our authorized treatment centers;
●	the availability of coverage, adequate reimbursement and pricing by third-party payors and government authorities;

●	the willingness of patients to pay for Tecelra on an out-of-pocket basis in the absence of coverage by third-party payors and government authorities;
●	relative convenience and ease of administration as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

The product labelling and prescribing information for Tecelra includes a boxed warning for CRS as well as other warnings and precautions. As Tecelra is used commercially, the rate and nature of adverse reactions may increase and as afamitresgene autoleucel (afami-cel) is studied in additional indications and populations, toxicities may further limit its development and use.

Coverage, price flexibility, and reimbursement may be limited or unavailable in certain market segments for Tecelra.

Successful sales of Tecelra may depend on the availability of coverage and adequate reimbursement from third-party payors. In addition, because Tecelra represents a new approach to the treatment of synovial sarcoma, we cannot accurately estimate the potential revenue from Tecelra.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient; and
●	cost-effective.

Obtaining coverage and reimbursement approval of Tecelra from a government or other third-party payor is a time consuming and costly process which could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for Tecelra, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use Tecelra unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Tecelra.

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

Tecelra represents a novel approach to treatment of synovial sarcoma that could result in heightened regulatory scrutiny.

Use of Tecelra to treat a patient involves genetically engineering a patient’s T-cells. This is a relatively novel treatment approach that carries inherent development risks including the following, any of which can result in delays to our ability to provide confirmatory evidence of Tecelra’s effectiveness:

●	Further development, characterization and evaluation may be required if post-marketing or clinical data suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to Tecelra to improve safety or effectiveness, may delay the commercialization and further clinical development;
●	End users and medical personnel require a substantial amount of education and training in their administration of Tecelra either to engage in confirmatory clinical trials and recruit patients or ultimately to provide Tecelra to patients.
●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future.
●	There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In part for this reason, the FDA recommends a 15-year follow-up observation period for all surviving patients who receive treatment using gene therapies in clinical trials.
●	Negative results seen in third party clinical trials utilizing gene therapy products may result in regulators halting development and commercialization of our cell therapies, including Tecelra, or in requiring additional data or requirements prior to our cell therapies progressing to the next stage of development.

Manufacturing and supply of cell therapies is complex, and if we encounter any difficulties in manufacture or supply of Tecelra or our ability to provide supply for confirmatory clinical trials commercial supply of Tecelra could be delayed or stopped.

The process of manufacturing and administering Tecelra is complex and highly regulated. Manufacture requires the harvesting of white blood cells from the patient, isolating certain T-cells from these white blood cells, combining patient T-cells with our lentiviral delivery vector through a process known as transduction, expanding the transduced T-cells to obtain the desired dose, and ultimately infusing the modified T-cells back into the patient. As a result of the complexities, our manufacturing and supply costs are likely to be higher than those at more traditional manufacturing processes and the manufacturing process is less reliable and more difficult to reproduce.

Delays or failures in the manufacture of Tecelra (whether by us, any collaborator or our third party contract manufacturers) may result in a patient being unable to receive Tecelra or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our confirmatory clinical trials and commercialization. With a commercial product delays or failure to manufacture could additionally lead to claims by patients for reimbursement or damages. Such delays or failure or inability to manufacture can result from:

●	a failure in the manufacturing process itself for example, by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example, as a result of an import or export hold-up) or supplier error;
●	inability to have enough manufacturing slots to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure components, consumables, ingredients, or starting materials, or to manufacture starting materials (including at our U.K. vector facility), as a result of supply chain issues;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing Tecelra at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility, it would not be possible to find alternative manufacturing capability for Tecelra within the timescales required for patient supply including for commercial supply.
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started. In the context of commercial supply, this could result in cancellation of order for the commercial cell therapy or a claim from the patient;
●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of Tecelra. Delays in our ability to

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
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs;
●	allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs;
●	reduction in available workforce to perform manufacturing processes, for example, as a result of a COVID-19 outbreak or workforce exhibiting potential COVID-19 symptoms, and pending receipt of test results for COVID-19 infection;
●	changes in the manufacturing and supply process. Any changes to the manufacturing process may require amendments to be made to regulatory applications or comparability tests to be conducted which can further delay timeframes. If Tecelra manufactured under the new process has a worse safety or efficacy profile than the prior product or the process is less reproducible than the previous process, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our confirmatory clinical trials and commercialization.

We will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense as well as significant penalties if we fail to comply with regulatory requirements or experience unanticipated problems with Tecelra.

FDA approval is accompanied by requirements to conduct surveillance to monitor the safety and efficacy of Tecelra.

Later discovery of previously unknown problems with Tecelra, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on our ability to conduct further clinical trials, including full or partial clinical holds on ongoing or planned trials;
●	restrictions on Tecelra’s manufacturing processes;
●	restrictions on the marketing of Tecelra;
●	restrictions on product distribution;
●	requirements to conduct additional post-marketing clinical trials;
●	untitled or warning letters;
●	withdrawal of Tecelra from the market;
●	refusal to approve pending supplements to the Tecelra that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of regulatory approvals;
●	refusal to permit the import or export of our products;
●	product seizure;
●	injunctions;
●	imposition of civil penalties; or
●	criminal prosecution

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could adversely impact the approval of Tecelra. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose marketing approval and we may not achieve or sustain profitability.

In addition, FDA has required us to conduct a confirmatory trial to verify the clinical benefit of Tecelra. The results from the confirmatory trial or trials may not support the clinical benefit, which could result in the approval being withdrawn.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
10.1**†

Loan and Security Agreement, dated May 14, 2024, by and among Adaptimmune Therapeutics plc, Adaptimmune LLC, CM Intermediate Sub I, Inc., CM Intermediate Sub II, Inc., TCR[2] Therapeutics Inc., TRUCS Therapeutics Limited, Adaptimmune Limited and Hercules Capital, Inc.

10.2**†	Collaboration and Exclusive License Agreement, dated May 30, 2024, by and among Adaptimmune Limited and Galapagos NV.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income/Loss for the three and six months ended June 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and six months ended June 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive data File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

†	Certain private or confidential information (as indicated therein) have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: August 12, 2024	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: August 12, 2024	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer