Form 10-Q
period 2024-09-30
Adaptimmune Therapeutics PLC
filed 2024-11-13
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 1,535,299,242.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$116,741	$143,991
Marketable securities - available-for-sale debt securities (amortized cost of $69,293 and $2,940) net of allowance for expected credit losses of $0 and $0	69,349	2,947
Accounts receivable, net of allowance for expected credit losses of $0 and $0	12,500	821
Inventory, net	1,874	—
Other current assets and prepaid expenses	43,750	59,793
Total current assets	244,214	207,552

Restricted cash	2,681	3,026
Other noncurrent assets	968	—
Operating lease right-of-use assets, net of accumulated amortization of $17,243 and $13,220	20,494	20,762
Property, plant and equipment, net of accumulated depreciation of $55,697 and $46,020	44,796	50,946
Intangible assets, net of accumulated amortization of $5,525 and $5,155	4,283	330
Total assets	$317,436	$282,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,069	$8,128
Operating lease liabilities, current	4,175	5,384
Accrued expenses and other current liabilities	31,504	30,303
Deferred revenue, current	18,709	28,973
Total current liabilities	63,457	72,788

Operating lease liabilities, non-current	20,455	19,851
Deferred revenue, non-current	98,731	149,060
Borrowings, non-current	49,865	—
Other liabilities, non-current	4,939	1,404
Total liabilities	237,447	243,103

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 2,039,252,874 authorized and 1,534,889,490 issued and outstanding (2023: 1,702,760,280 authorized and 1,363,008,102 issued and outstanding)	2,084	1,865
Additional paid in capital	1,102,813	1,064,569
Accumulated other comprehensive loss	(5,136)	(3,748)
Accumulated deficit	(1,019,772)	(1,023,173)
Total stockholders' equity	79,989	39,513

Total liabilities and stockholders’ equity	$317,436	$282,616

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$40,901	$7,319	$174,810	$60,050
Operating expenses
Research and development	(34,304)	(37,788)	(109,959)	(93,301)
Selling, general and administrative	(21,277)	(16,164)	(60,092)	(56,634)
Total operating expenses	(55,581)	(53,952)	(170,051)	(149,935)
Operating (loss)/profit	(14,680)	(46,633)	4,759	(89,885)
Interest income	2,096	2,149	4,817	4,368
Interest expense	(1,109)	—	(1,635)	—
Gain on bargain purchase	—	(106)	—	22,049
Other income (expense), net	(3,093)	(324)	(2,657)	(494)
(Loss)/profit before income tax expense	(16,786)	(44,914)	5,284	(63,962)
Income tax expense	(831)	(687)	(1,883)	(1,992)
Net (loss)/profit attributable to ordinary shareholders	$(17,617)	$(45,601)	$3,401	$(65,954)

Net (loss)/profit per ordinary share
Basic	$(0.01)	$(0.03)	$0.00	$(0.06)
Diluted	$(0.01)	$(0.03)	$0.00	$(0.06)

Weighted average shares outstanding:
Basic	1,534,613,977	1,357,849,656	1,506,565,234	1,153,791,567
Diluted	1,534,613,977	1,357,849,656	1,537,021,778	1,153,791,567

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss)/profit	$(17,617)	$(45,601)	$3,401	$(65,954)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $0, and $0	(43,558)	24,359	(38,835)	(4,830)
Foreign currency gains (losses) on intercompany loan of a long-term investment nature, net of tax of $0, and $0	41,777	(21,321)	37,396	4,794
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $0, and $0	57	69	51	926
Reclassification adjustment for gains on available-for-sale debt securities included in net loss, net of tax of $0, $0, and $0	—	87	—	87
Total comprehensive (loss)/profit for the period	$(19,341)	$(42,407)	$2,013	$(64,977)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2024	1,363,008,102	$1,865	$1,064,569	$(3,748)	$(1,023,173)	$39,513

Net loss	—	—	—	—	(48,503)	(48,503)
Other comprehensive profit	—	—	—	1,028	—	1,028
Issuance of shares upon exercise of stock options	6,297,720	8	66	—	—	74
Issue of shares under At The Market sales agreement, net of commission and expenses	163,669,056	208	28,953	—	—	29,161
Share-based compensation expense	—	—	3,102	—	—	3,102
Balance as of March 31, 2024	1,532,974,878	$2,081	$1,096,690	$(2,720)	$(1,071,676)	$24,375
Net profit	—	—	—	—	69,521	69,521
Other comprehensive loss	—	—	—	(692)	—	(692)
Issuance of shares upon exercise of stock options	1,245,726	2	—	—	—	2
Issue of shares under At The Market sales agreement, net of commission and expenses	—	—	10	—	—	10
Share-based compensation expense	—	—	3,058	—	—	3,058
Balance as of June 30, 2024	1,534,220,604	$2,083	$1,099,758	$(3,412)	$(1,002,155)	$96,274
Net loss	—	—	—	—	(17,617)	(17,617)
Other comprehensive loss	—	—	—	(1,724)	—	(1,724)
Issuance of shares upon exercise of stock options	668,886	1	—	—	—	1
Share-based compensation expense	—	—	3,055	—	—	3,055
Balance as of September 30, 2024	1,534,889,490	$2,084	$1,102,813	$(5,136)	$(1,019,772)	$79,989

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2023	987,109,890	$1,399	$990,656	$(875)	$(909,302)	$81,878

Net profit	—	—	—	—	1,036	1,036
Other comprehensive loss	—	—	—	(910)	—	(910)
Issuance of shares upon exercise of stock options	6,035,574	7	1	—	—	8
Issuance of shares upon completion of public offering, net of issuance costs	554,496	1	187	—	—	188
Share-based compensation expense	—	—	1,676	—	—	1,676
Balance as of March 31, 2023	993,699,960	$1,407	$992,520	$(1,785)	$(908,266)	$83,876
Net loss	—	—	—	—	(21,389)	(21,389)
Other comprehensive loss	—	—	—	(1,307)	—	(1,307)
Issuance of shares upon exercise of stock options	698,778	1	13	—	—	14
Issuance of shares upon acquisition of TCR[2]	357,429,306	443	60,320	—	—	60,763
Share-based compensation expense	—	—	4,694	—	—	4,694
Balance as of June 30, 2023	1,351,828,044	$1,851	$1,057,547	$(3,092)	$(929,655)	$126,651
Net loss	—	—	—	—	(45,601)	(45,601)
Issuance of shares upon exercise of stock options	—	—	—	3,194	—	3,194
Issuance of shares under At The Market sales agreement, net of commission and expenses	6,466,992	9	152	—	—	161
Other comprehensive gain	3,300,000	3	432	—	—	435
Share-based compensation expense	—	—	3,289	—	—	3,289
Balance as of September 30, 2023	1,361,595,036	$1,863	$1,061,420	$102	$(975,256)	$88,129

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities
Net profit/(loss)	$3,401	$(65,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,156	6,647
Amortization	234	322
Gain on bargain purchase	—	(22,049)
Share-based compensation expense	9,215	8,692
Unrealized foreign exchange losses	3,164	709
Accretion on available-for-sale debt securities	(544)	(1,595)
Other	(104)	253
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other operating assets	5,426	(709)
Increase in inventories	(1,869)	—
Increase/(decrease) in payables and other current liabilities	1,173	(7,792)
Increase in noncurrent assets	(926)	—
Increase in borrowings and other non-current liabilities	1,480	—
Decrease in deferred revenue	(67,808)	(44,728)
Net cash used in operating activities	(39,002)	(126,204)

Cash flows from investing activities
Acquisition of property, plant and equipment	(667)	(3,854)
Acquisition of intangible assets	(880)	(199)
Cash from acquisition of TCR2 Therapeutics Inc.	—	45,264
Maturity or redemption of marketable securities	—	139,243
Investment in marketable securities	(65,701)	(73,026)
Other	129	913
Net cash (used in)/provided by investing activities	(67,119)	108,341

Cash flows from financing activities
Proceeds from issuance of borrowings, net of discount	49,500	—
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	29,171	623
Proceeds from exercise of stock options	77	183
Net cash provided by financing activities	78,748	806

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(222)	527
Net decrease in cash, cash equivalents and restricted cash	(27,595)	(16,530)
Cash, cash equivalents and restricted cash at start of period	147,017	109,602
Cash, cash equivalents and restricted cash at end of period	$119,422	$93,072

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the clinical development stage including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. The Company had an accumulated deficit of $1,019,772,000 as of September 30, 2024.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2023 Annual Report. The balance sheet as of December 31, 2023 was derived from audited consolidated financial statements included in the Company’s 2023 Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(d)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $116,741,000, marketable securities of $69,349,000 and restricted cash of $2,681,000 as of September 30, 2024. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company had three customers during the three and nine months ended September 30, 2024 which are Galapagos NV (“Galapagos”), Genentech, Inc. and F. Hoffmann-La Roche Ltd (together, “Genentech”) and GSK. There were accounts receivable of $12,500,000 as of September 30, 2024 and $821,000 as of December 31, 2023. The Company has been transacting with Galapagos since 2024, Genentech since 2021 and GSK since 2014, during which time no credit losses have been recognized. As of September 30, 2024, no allowance for expected credit losses is recognized on the basis that the possibility of credit losses arising on its receivables as of September 30, 2024 is considered to be remote. As of September 30, 2024 there are no receivables, either accrued or billed, due from Genentech that are no longer recoverable following the termination of the collaboration and license agreement with Genentech (the “Genentech Collaboration Agreement”) in April 2024, that became effective on September 23, 2024.

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

(g) Inventory

The Company commences capitalization of inventory once regulatory approval is received or considered probable. Until this date, the Company expenses all such costs as incurred as research and development expenses. The Company capitalizes material costs, labor and applicable overheads that are incurred in the production of its commercial product.

The Company values inventory at the lower of cost or net realizable value on a first-in-first-out basis. The Company reviews the recoverability of inventory each reporting period to determine any changes to net realizable airisng from excess, slow-moving or obsolete inventory. If net realizable value is lower than cost, the inventory will be written down to net realizable value and an impairment charge will be recognized in Cost of goods sold.

Inventory that can be used for either clinical or commercial purposes is classified initially as inventory. Inventory that is subsequently designated to be used in clinical trials and is no longer available for use in commercial products is expensed as research and development expenditure from the point that it becomes exclusively for clinical use.

Note 3 — Revenue

The Company generates development revenue from collaboration agreements with customers. The Company had three revenue-generating contracts with customers in the three and nine months ended September 30, 2024, compared to two customers in the three months ended September 30, 2023, and three customers in the nine months ended September 30, 2023: a termination and transfer agreement with GSK that was entered into on April 6, 2023 (the “Termination and Transfer Agreement”), a collaboration and license agreement with Galapagos executed on May 30, 2024 (the “Galapagos Collaboration Agreement”), the Genentech Collaboration Agreement and a collaboration agreement with Astellas Pharma Inc. (“Astellas”) (the “Astellas Collaboration Agreement”) that was terminated as of March 6, 2023. The Genentech Collaboration Agreement was terminated in April 2024 which subsequently became effective on September 23, 2024.

Revenue comprises the following categories (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Development revenue	$40,901	$7,319	$174,810	$60,050
	$40,901	$7,319	$174,810	$60,050

No revenue was generated from commercial sales in the three and nine months ended September 30, 2024.

Deferred revenue decreased by $60,593,000 from $178,033,000 at December 31, 2023 to $117,440,000 at September 30, 2024 due to revenue recognized during the period of $161,007,000 that was included in deferred revenue at December 31, 2023 and a $9,130,000 decrease caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.27 at December 31, 2023 to £1.00 to $1.34 at September 30, 2024. This was partially offset by a payment of $85,000,000 from Galapagos and milestones totalling $9,673,000 from GSK that were met and paid during the nine months ended September 30, 2024.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of September 30, 2024 was $128,150,000.

The Galapagos Collaboration and Exclusive License Agreement

On May 30, 2024, the Company entered into the Galapagos Collaboration Agreement, a clinical collaboration agreement with Galapagos. The Galapagos Collaboration Agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-cel, manufactured on Galapagos’ decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the Galapagos Collaboration Agreement, we will conduct a clinical proof-of-concept trial (the “POC Trial”) to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer.

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

The aggregate transaction price at inception of the Galapagos Collaboration Agreement was $100,000,000 comprising the $70,000,000 upfront payment and the $30,000,000 research and development funding. The fees for the exclusive license option exercise and development milestone payments are not considered probable as of September 30, 2024 and have not been included in the transaction price. The sales milestones and royalties for future sales of therapies have not been included within the transaction price as of September 30, 2024 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of September 30, 2024 was $99,836,000, of which $44,236,000 is allocated to the POC Trial performance obligation and $55,600,000 is allocated to the material right for the exclusive option.

The Genentech Collaboration and License Agreement

On April 12, 2024 the Company announced the termination of the Genentech Collaboration Agreement, entered into by Adaptimmune Limited, a wholly-owned subsidiary of the Company, in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies which was originally scheduled to be effective from October 7, 2024. The termination was accounted for as a contract modification on a cumulative catch-up basis. The termination did not change the nature of the performance obligations identified but resulted in a reduction in the transaction price as the additional payments and variable consideration that would have been due in periods after October 7, 2024 will now never be received.

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

The aggregate remaining transaction price that had not yet been recognized as revenue as of the date of the termination was $146,301,000 which included the remaining deferred revenue that had not been recognized as revenue as of the date of the modification and the variable consideration to be billed under the collaboration until the effective date of the termination that is still considered probable. The termination resulted in a cumulative catch-up adjustment to revenue at the date of the termination of $101,348,000 and a further $20,741,000 of revenue recognized in the second quarter of 2024.

On September 23, 2024, the Adaptimmune Limited entered into a Mutual Release and Resolution Agreement (the “Mutual Release Agreement”) with Genentech. This agreement, among other things, resolved and released each party from any and all past, present and future disputes, claims, demands and causes of action, whether known or unknown, related to the Genentech Collaboration Agreement in any way. Under the terms of the Mutual Release Agreement, Genentech will pay the Company $12.5 million upon which the Genentech Collaboration Agreement will be terminated. The Agreement was effective immediately as of September 23, 2024.

The Mutual Release Agreement resulted in all remaining performance obligations being fully satisfied and the remaining deferred revenue of $25,298,000 and the additional payment of $12,500,000 were both recognized as total revenue of $37,798,000 in the third quarter of 2024.

The GSK Termination and Transfer Agreement

On April 6, 2023, the Company and GSK entered into the Termination and Transfer Agreement, regarding the return of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program.

As part of the Termination and Transfer Agreement, sponsorship and responsibility for the ongoing IGNYTE and long-term follow-up (“LTFU”) trials relating to the NY-ESO cell therapy program will transfer to the Company. In return for this, the Company received an upfront payment of £7.5 million in June 2023, following the signing of the agreement, and milestone payments of £3 million, £12 million, £6 million and £1.5 million in September and December 2023 and June and August 2024, respectively. No further payments are due from GSK under the Termination and Transfer Agreement.

The Company determined that GSK is a customer and has accounted for the Termination and Transfer Agreement under ASC 606 Revenue from Contracts with Customers. The Termination and Transfer Agreement is accounted for as a separate contract from the original Collaboration and License Agreement with GSK. The agreement was terminated in October 2022 and the termination became effective on December 23, 2022. The Company has identified the following performance obligations under the Termination and Transfer Agreement: (i) to take over sponsorship for the IGNYTE trial and (ii) to take over sponsorship for the LTFU trial.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of September 30, 2024 was $28,314,000, of which $11,744,000 is allocated to the IGNYTE performance obligation and $16,570,000 is allocated to the LTFU performance obligation.

The Astellas Collaboration Agreement

The Company and Universal Cells mutually agreed to terminate the Astellas Collaboration Agreement as of March 6, 2023 (the “Termination Date”). In connection with the termination, all licenses and sublicenses granted to either party pursuant to the Astellas Collaboration Agreement ceased as of the Termination Date. There were no termination penalties in connection with the termination; however the Company is still entitled to receive reimbursement for research and development work performed up to and including a period of 30 days after the Termination Date.

The termination was accounted for as a contract modification on a cumulative catch-up basis. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and variable consideration from the remaining reimbursement income to be billed under the collaboration at the end of the 30 day period after the Effective Date. The transaction price of the modification was recognized in full in March 2023 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under, no remaining deferred income relating to, the Astellas Collaboration Agreement as of September 30, 2024 and no revenue was recognized in 2024.

Note 4 — (Loss)/profit per share

The following tables reconcile the numerator and denominator in the basic and diluted (loss)/profit per share computation (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator for basic and diluted (loss)/profit per share
Net (loss)/profit attributable to ordinary shareholders	$(17,617)	$(45,601)	$3,401	$(65,954)
Net (loss)/profit attributable to ordinary shareholders used for basic and diluted (loss)/profit per share	$(17,617)	$(45,601)	$3,401	$(65,954)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Denominator for basic (loss)/profit per share - Weighted average shares outstanding	1,534,613,977	1,357,849,656	1,506,565,234	1,153,791,567
Effect of dilutive securities:
Employee stock options	—	—	30,456,544	—
Denominator for diluted (loss)/profit per share	1,534,613,977	1,357,849,656	1,537,021,778	1,153,791,567

The dilutive effect of 132,452,050 and 259,677,864 weighted stock options outstanding for the three and nine months ended September 30, 2024 respectively, and 200,370,627 for the three and nine months ended September 30, 2023 have been excluded from the diluted (loss)/profit per share calculation for the three and nine months ended September 30, 2024 and 2023 because they would have an antidilutive effect on the (loss)/profit per share for the period.

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

The following tables show the changes in accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2024	$(3,754)	$6	$(3,748)
Foreign currency translation adjustments	6,815	—	6,815
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	(5,782)	—	(5,782)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(5)	(5)
Balance at March 31, 2024	$(2,721)	$1	$(2,720)
Foreign currency translation adjustments	(2,091)	—	(2,091)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	1,400	—	1,400
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	(1)	(1)
Balance at June 30, 2024	$(3,412)	$—	$(3,412)
Foreign currency translation adjustments	(43,558)	—	(43,558)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	41,777	—	41,777
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	57	57
Balance at September 30, 2024	$(5,193)	$57	$(5,136)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2023	$55	$(930)	(875)
Foreign currency translation adjustments	(16,908)	—	(16,908)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	15,526	—	15,526
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	472	472
Balance at March 31, 2023	$(1,327)	$(458)	$(1,785)
Foreign currency translation adjustments	(12,281)	—	(12,281)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	10,590	—	10,590
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	385	385
Balance at June 30, 2023	$(3,018)	$(73)	$(3,091)
Foreign currency translation adjustments	24,359	—	24,359
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(21,321)	—	(21,321)
Reclassification from accumulated other comprehensive income of gains on available-for-sale debt securities included in net loss, net of tax of $0	—	69	69
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	87	87
Balance at September 30, 2023	$19	$83	$102

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of September 30, 2024 are as follows (in thousands):

		Fair value measurements using
	September 30,	Level 1	Level 2	Level 3
	2024
Assets classified as cash equivalents:
U.S. Treasury securities	$3,996	$—	$3,996	$—

Assets classified as available-for-sale debt securities:
Agency bonds	$17,015	$—	$17,015	$—
Corporate debt securities	17,172	17,172
U.S. Treasury securities	35,162	—	35,162	—
	$69,349	$17,172	$52,177	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of September 30, 2024, the Company had the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Cash equivalents:
U.S. Treasury securities	Less than 3 months	$3,996	$—	$—	$3,996
		$3,996	$—	$—	$3,996

Available-for-sale debt securities:
Agency bonds	Less than 3 months	$10,072	$9	$—	$10,081
Corporate debt securities	Less than 3 months	15,172	3	(1)	15,174
U.S. Treasury securities	Less than 3 months	18,867	13	—	18,880
Agency bonds	3 months to 1 year	6,926	9	—	6,935
Corporate debt securities	3 months to 1 year	1,994	3	—	1,997
U.S. Treasury securities	3 months to 1 year	16,262	20	—	16,282
		$69,293	$57	$(1)	$69,349

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024			December 31, 2023
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$1,481	1	$—	$1,600	1	$(1)
	$1,481	1	$—	$1,600	1	$(1)

As of September 30, 2024, no allowance for expected credit losses has been recognized in relation to the security in an unrealized loss position. This is because the unrealized loss is not severe, does not represent a significant proportion of the total fair market value of the investment and the security has an investment-grade credit rating. Furthermore, the Company does not intend to sell the debt security in an unrealized loss position, believes that it has the ability to hold the debt security to maturity, and it is currently unlikely that the Company will be required to sell this security before the recovery of the amortized cost.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development credits receivable	$24,905	$46,098
Prepayments	14,164	9,954
Clinical materials	97	1,329
VAT receivable	1,209	—
Other current assets	3,375	2,412
	$43,750	$59,793

On January 19, 2024, a receipt of £24.2 million ($30.8 million) was received from HMRC relating to the Research and development credits receivable.

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

The following table shows the lease costs for the nine months ended September 30, 2024 and 2023 and the weighted-average remaining lease term and the weighted-average discount rate as at September 30, 2024 and 2023:

	Nine months ended
	September 30,
	2024	2023
Lease cost:
Operating lease cost	$5,114	$4,168
Short-term lease cost	98	643
	$5,212	$4,811

	September 30,
	2024	2023

Weighted-average remaining lease term - operating leases	6.9 years	5.6 years
Weighted-average discount rate - operating leases	10.1%	8.5%

The maturities of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

Operating leases

2024	$1,678
2025	5,715
2026	4,503
2027	4,335
2028	4,387
after 2028	12,306
Total lease payments	32,924
Less: Imputed interest	(8,294)
Present value of lease liability	$24,630

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued clinical and development expenditure	$13,281	$12,351
Accrued employee expenses	11,276	13,226
VAT payable	—	1,398
Other accrued expenditure	5,780	3,277
Other	1,167	51
	$31,504	$30,303

Note 11 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$1,069	$789	$2,878	$2,190
Selling, general and administrative	1,985	2,394	6,337	6,506
	$3,054	$3,183	$9,215	$8,696

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Number of options over ordinary shares granted	10,856,580	7,082,892	54,839,004	59,070,294
Weighted average fair value of ordinary shares options	$0.13	$0.12	$0.12	$0.12
Number of additional options with a nominal exercise price granted	3,001,032	465,960	33,656,856	26,480,652
Weighted average fair value of options with a nominal exercise price	$0.16	$0.15	$0.15	$0.27

Note 12 — Stockholders’ equity

On April 8, 2022 the Company entered into a sales agreement with Cowen (the “Sales Agreement”) under which we may from time to time issue and sell American Depositary Shares (ADSs) representing our ordinary shares through Cowen in “at-the-market” offerings (“ATM”) for an aggregate offering price of up to $200 million. In the nine months ended September 30, 2024 the Company sold 27,278,176 ADSs under the Sales Agreement representing 163,669,056 ordinary shares resulting in net proceeds to the Company of $29,155,317 after deducting commissions payable under the Sales Agreement and issuance costs. As of September 30, 2024, approximately $156,228,841 remained available for sale under the Sales Agreement.

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

The transaction was approved by the Company’s shareholders and TCR2 stockholders on May 30, 2023 and the merger became effective on June 1, 2023. The Company issued 357,429,306 shares to TCR2 stockholders in return for 100% of TCR2’s stock. As a result, TCR2 and all entities within the TCR2 group, became wholly-owned by the Company. Following the completion of the transaction, the former TCR2 stockholders held approximately 25% of the Company, whereas the Company’s pre-existing shareholders held approximately 75%.

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

The amount of revenue and earnings of the combined entity for the nine months ended September 30, 2023, had the acquisition date been January 1, 2022, would be as follows:

Nine months ended
September 30, 2023
Revenue	$60,050
Net loss	(129,684)

The supplemental pro forma earnings for the nine months ended September 30, 2023 were adjusted to exclude the $22.0 million Gain on bargain purchase, $7.3 million of acquisition-related costs recognized by the Company, as detailed below, and the $9.0 million of acquisition-related costs incurred by TCR2 during that period. The supplemental pro forma earnings was adjusted to include the impact of replacement options issued, as if these had been issued as of January 1, 2022. Accordingly, the share-based compensation expense recognized by TCR2 in the five months ended May 31, 2023 prior to the acquisition by the Company, of $1.0 million were excluded from the pro forma earnings.

TCR2 did not generate revenue in the period from January 1, 2023 to June 30, 2023, as it had no contracts with customers, so there was no impact on the revenue included in the Company’s Consolidated Statement of Operations or in the supplemental pro forma revenue and earnings presented above.

The Company incurred the following acquisition-related costs that were recognized as an expense in 2023:

Total
acquisition-related
costs
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

The Term Loan matures on June 1, 2029 and payments are interest-only until the June 1, 2027 (the “Amortization Date”) after which the monthly payments include repayments of both principal and interest. The Amortization Date can be extended if certain criteria are met and the Company chooses to extend the date. The final Term Loan Maturity Date cannot be extended.

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

On May 14, 2024, the Company drew down the Tranche 1 Advance of $25,000,000 and received proceeds of $24,500,000 after charges payable to Hercules Capital. The Tranche 1 Advance was initially recognized at $24,750,000. On August 13, 2024, the Company drew down the Tranche 2 Advance of $25,000,000 (the “Tranche 2 Advance,” and, together with the Tranche 1 Advance, “Tranches” and each a “Tranche”) and received proceeds of $25,000,000. The Tranche 2 Advance was initially recognized at $24,750,000. At September 30, 2024 the face value of the outstanding principal (including capitalized PIK interest) on the Term Loan (including both Tranches) was $50,263,000, less unamortized discount of $485,000 and plus accreted value of the End of Term Charge of $87,000 based on the imputed interest rate of 13.7%. No qualifying debt issuance costs were incurred in relation to either Tranche.

At September 30, 2024, the fair value of the Term Loan is a Level 2 measurement considered to approximate its book value of $50.3 million due to the short period of time since the Term Loan was entered into and the interest rates upon which the terms of the Term Loan were based, notably the Prime Rate, have not changed significantly since the Tranches were drawn.

The aggregate maturity of the term loan for the next five years from September 30, 2024 is as follows:

Maturity
2024	$—
2025	—
2026	—
2027	12,767
2028	23,601
2029	17,909
Total principal repayments	$54,277

Composition of principal repayments
Original principal	$50,000
Capitalized PIK interest	4,277
Total principal repayments	$54,277

The payments included in the table include capitalized PIK interest, as this forms part of the principal balance to be repaid once incurred. Payments relating to cash interest and the End of Term Charge are excluded as they do not constitute repayments of the principal.

Note 15 – Segment reporting

The Company has one reportable segment relating to the research, development and commercialization of its novel cell therapies. The segment derives its current revenues from research and development collaborations.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer and the senior leadership team (comprising the Executive Team members and three senior vice presidents), manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, total expenses and expenses by function and the CODM makes decisions using this information on a global basis.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$40,901	$7,319	$174,810	$60,050
Less:
Research	(2,954)	(4,197)	(10,392)	(9,570)
CMC and Quality	(15,073)	(17,350)	(44,006)	(43,958)
Biomarkers	(1,196)	(980)	(6,482)	(3,432)
Development and Compliance	(11,279)	(13,128)	(38,765)	(32,165)
Infrastructure management and Facilities	(7,951)	(7,491)	(23,779)	(20,981)
Commercial	(4,404)	(550)	(10,849)	(1,976)
Support functions	(9,247)	(8,643)	(30,321)	(37,278)
Other segment expenses(a)	(3,479)	(1,613)	(5,458)	(575)
Total operating expenses	(55,581)	(53,952)	(170,051)	(149,935)
Operating (loss)/profit	(14,680)	(46,633)	4,759	(89,885)

Interest income	2,096	2,149	4,817	4,368
Interest expense	(1,109)	—	(1,635)	—
Gain on bargain purchase	—	(106)	—	22,049
Other income (expense), net	(3,093)	(324)	(2,657)	(494)
Income tax expense	(831)	(687)	(1,883)	(1,992)
Segment and consolidated net (loss)/profit	$(17,617)	$(45,601)	$3,401	$(65,954)

(a)Other segment expenses includes reimbursements receivable for research and development tax and expenditure credits, depreciation, amortization and share-based compensation expenses.

Note 16 – Inventories

On August 1, 2024, the Company received U.S. Food and Drug Administration (“FDA”) approval for TECELRA® (afamitresgene autoleucel) (“Tecelra”) for the treatment of advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy, and commenced capitalization of inventory from this date.

Prior to August 1, 2024, regulatory approval and subsequent commercialization of Tecelra, and thus the possibility of future economic benefits from Tecelra sales, were not considered probable and inventory-related costs were expensed as incurred; as such, the inventory recognized on the balance sheet does not included any pre-launch inventory. At September 30, 2024, the gross value of pre-launch inventory held but not recognized was $11,478,000, which includes inventory that could be used for either clinical or commercial purposes.

The components of inventory are as follows:

September 30,
2024
Raw materials	$1,741
Work-in-progress	132
Finished goods	—
Total inventory, net	$1,874

In addition to the above, the Company recognized an asset of $1,866,000 at September 30, 2024 relating to pre-purchases of raw materials that are still under production and have not yet been delivered.

Note 17 – Subsequent events

On November 13, 2024 the Company announced a restructuring plan that aims to prioritize its commercial sarcoma franchise and certain research and development programs. As part of this restructuring, the Company is planning a 33% reduction in workforce. The planned reduction in workforce is subject to consultation with employee representatives in the UK regarding the plan. The Company anticipates that the majority of the reduction in workforce will be completed during the first quarter of 2025. The Company estimates that the pre-tax costs of such reduction in workforce relating to employee severance and other employee-related costs may be in the region of $9-11 million with the majority of such costs being incurred in the first quarter of 2025. It will provide further updates as it progresses through the restructuring process and once the costs and expenses of such restructuring are known.

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

We are focussing on a strategic business plan and restructuring to prioritize our commercial sarcoma franchise and pre-clinical programs (PRAME and CD-70 programs) which we believe have the highest potential for return on invested capital and transformational benefit to patients. We remain commited to our collaboration with Galapagos for uza-cel. We are ceasing further investment in all non-core programs, including the SURPASS-3 trial in ovarian cancer. As a result of this re-focussing we are undertaking a reduction of headcount and expenses.  We anticipate a reduction in headcount of approximately 33% with the majority of the headcount restructuring to be completed by the end of the first quarter of 2025.

Tecelra

We are focused on the launch and commercialization of Tecelra for the treatment of advanced synovial sarcoma and for which we received FDA approval on August 1, 2024. Nine Authorized Treatment Centers (“ATCs”) are available to initiate the treatment journey for our patients. The first patient has been apheresed and manufacture of Tecelra is underway. We are confident that the full network of approximately 30 ATCs will be active by the end of 2025, covering an estimated 80% of patients treated in sarcoma centers of excellence.

The approval of Tecelra was based on results of the SPEARHEAD-1 (Cohort 1) trial, which included 44 patients. The major efficacy outcome was ORR determined by independent review and supported by duration of response. Tecelra treatment resulted in an ORR of 43% with a complete response rate of 4.5%. The median duration of response was six months (95% CI: 4.6, not reached). Among patients who were responsive to the treatment, 39% had a duration of response of twelve months or longer.

Lete-cel

Lete-cel targets the NY-ESO antigen and has been in clinical trials (the IGNYTE-ESO trial) for people with synovial sarcoma and myxoid round cell liposarcoma (MRCLS). Final data for the IGNYTE-ESO trial were reported at the Connective Tissue Oncology Society Annual Meeting (“CTOS”) in November 2024 with an ORR of 42% across both synovial sarcoma and myxoid round cell liposarcoma (MRCLS) patients and with six patients having a complete response (6/64) as their best overall response. The median duration of response was just over a year. These data will form part of our planned rolling BLA submission for lete-cel, starting in 2025.

Clinical and Pre-clinical Pipeline

*Synovial sarcoma, Malignant Peripheral Nerve Sheath Tumor (MPNST), Neuroblastoma, Osteosarcoma, Temporary suspension of enrolment as per protocol in SPEARHEAD-3 trial

**uzatresgene autoleucel, formerly ADP-A2M4CD8; SURPASS Ph 1 and SURPASS-3 trials are no longer enrolling. Adaptimmune and Galapagos to conduct a clinical proof-of- concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head & neck cancer

We have a pediatric trial ongoing in the US in tumors expressing the MAGE-A4 antigen. Enrollment in this trial has been temporarily suspended as per protocol. Enrollment in our other ongoing clinical trials has ceased or been closed including the SURPASS-3 Phase 2 Trial in ovarian cancer.

We are currently focusing our preclinical pipeline on the development of T-cell therapies directed to PRAME (ADP-600) and CD70 (ADP-520).

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

Corporate News

On September 23, 2024, we announced the entry into the Mutual Release Agreement between Adaptimmune and Genentech Inc and F. Hoffmann-La Roche Ltd. This Agreement amongst other things resolves and releases each party from any and all past, present and future disputes, claims, demands and causes of action, whether known or unknown, related to the Genentech Collaboration Agreement in any way. Under the terms of the Mutual Release Agreement the Collaboration Agreement is terminated and Genentech will pay $12.5 million.

On May 14, 2024, we entered into the Loan Agreement with several banks and other financial institutions or entities and Hercules Capital for a Term Loan of up to $125.0 million. The Tranche 1 advance of $25.0 million was drawn on the closing date of the Loan Agreement. The Tranche 2 advance was received on August 13, 2024 following the receipt of FDA approval for Tecelra.

We are focussed on the prioritization of our commercial sarcoma franchise and certain research and development programs. As a result the Company is planning a 33% reduction in workforce. The planned reduction in workforce is subject to consultation with employee representatives in the UK regarding the plan. The Company anticipates that the majority of the reduction in workforce will be completed during the first quarter of 2025. The Company estimates that the pre-tax costs of such reduction in workforce relating to employee severance and other employee-related costs may be in the region of $9-11 million with the majority of such costs being incurred in the first quarter of 2025. It will provide further updates as it progresses through the restructuring process and once the costs and expenses of such restructuring are known.

Financial Operations Overview

Revenue

The Company had three customers in the three and nine months ended September 30, 2024, two customers in the three months ended September 30, 2023, and three customers in the nine months ended September 30, 2023: the Astellas Collaboration Agreement (until March 6, 2023), the Galapagos Collaboration Agreement (from May 30, 2024), the Genentech Collaboration Agreement and the GSK Termination and Transfer Agreement (from April 11, 2023).

The Astellas Collaboration Agreement

In January 2020, the Company entered into the Astellas Collaboration Agreement. The Company received $50.0 million as an upfront payment after entering into the Astellas Collaboration Agreement. Under the Astellas Collaboration Agreement the parties would agree on up to three targets and would co-develop T-cell therapies directed to those targets pursuant to an agreed research plan. For each target, Astellas would fund co-development up until completion of a Phase 1 trial for products directed to such target. In addition, Astellas was also granted the right to develop, independently of the Company, allogeneic T-cell therapy candidates directed to two targets selected by Astellas. Astellas would have sole rights to develop and commercialize products resulting from these two targets.

The Astellas Collaboration Agreement consisted of the following performance obligations: (i) research services and rights granted under the co-exclusive license for each of the three co-development targets and (ii) the rights granted for each of the two independent Astellas targets. The revenue allocated to the co-development targets was recognized as the development of products directed to the targets progressed up until completion of a Phase 1 trial. The revenue allocated to each of the research licenses for the targets being independently developed by Astellas was to be recognized when the associated license commenced, which was upon designation of a target by Astellas.

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

The Genentech Collaboration Agreement

On September 3, 2021, Adaptimmune Limited, a wholly-owned subsidiary of the Company, entered into the Genentech Collaboration Agreement. The collaboration has two components:

1)	development of allogeneic T-cell therapies for up to five shared cancer targets; and
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

The Company identified the following performance obligations under the Genentech Collaboration Agreement: (i) research services and rights granted under the licenses for each of the initial “off-the-shelf” collaboration targets, (ii) research services and rights granted under the licenses for the personalized therapies, (iii) material rights relating to the option to designate additional “off-the-shelf” collaboration targets and (iv) material rights relating to the two options to extend the research term. The revenue allocated to the initial “off-the-shelf” collaboration targets and the personalized therapies was recognized as development progressed. The revenue allocated to the material rights to designate additional ‘off-the-shelf’ collaboration targets would have been recognized from the point that the options were exercised and then as development progressed, in line with the initial “off-the-shelf” collaboration targets, or at the point in time that the rights expired. The revenue from the material rights to extend the research term would have been recognized from the point that the options were exercised and then over the period of the extension, or at the point in time that the options expired.

On April 12, 2024, we announced the termination of the Genentech Collaboration Agreement. The termination was accounted for as a contract modification on a cumulative catch-up basis. The termination did not change the nature the performance obligations identified but resulted in a reduction of the transaction price as the additional payments and variable consideration that would have been due in periods after October 7, 2024 will now never be received. The termination resulted in a cumulative catch-up adjustment to revenue recognized at the date of the termination of $101.3 million.

On September 23, 2024, Adaptimmune Limited entered into a Mutual Release Agreement with Genentech. The Mutual Release Agreement, among other things, resolved and released each party from any and all past, present and future disputes, claims, demands and causes of action, whether known or unknown, related to the Genentech Collaboration Agreement in any way. Under the terms of the Mutual Release Agreement, Genentech will pay $12.5 million, upon which the Genentech Collaboration Agreement will be terminated. The Mutual Release Agreement was effective immediately as of September 23, 2024. The Mutual Release Agreement resulted in all remaining performance obligations being fully satisfied and the remaining deferred revenue and the additional payment were both recognized as total revenue of $37.8 million in the third quarter of 2024.

The GSK Termination and Transfer Agreement

On April 11, 2023, the Company announced its entry into the Termination and Transfer Agreement with GSK regarding the return to the Company of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program.

As part of the Termination and Transfer Agreement, sponsorship of the ongoing IGNYTE and LTFU trials relating to the NY-ESO cell therapy program will transfer to the Company. In return for this, the Company received an upfront payment of £7.5 million in June 2023 following the execution of the Termination and Transfer Agreement and further milestone payments of £3 million, £12 million, £6 million and £1.5 million to the Company in September and December 2023 and June and August 2024, respectively. No further payments are due from GSK under the Termination and Transfer Agreement.

The Company has identified the following performance obligations under the Termination and Transfer Agreement: (i) to take over sponsorship and complete the IGNYTE trial and (ii) to take over sponsorship and complete the LTFU trial. The revenue allocated to both obligations is recognized over time from the point that sponsorship of the active trials that make up the trial transfer, based on the number of patients transferred and still actively enrolled to date on the trial at a given period-end relative to the total estimated periods of active patient enrollment over the estimated duration of the trial.

The Galapagos Collaboration and Exclusive License Agreement

On May 30, 2024, the Company entered into a the Galapagos Collaboration Agreement. The Galapagos Collaboration Agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-cel, manufactured on Galapagos’s decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the Galapagos Collaboration Agreement, we will conduct a clinical proof-of-concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer.

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

Selling, General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including benefits;
●	business development expenses, including travel expenses;
●	professional fees for auditors, lawyers and other consulting expenses;
●	selling and other costs relating to our commercial product;
●	costs of facilities, communication, and office expenses;
●	cost of establishing commercial operations;
●	information technology expenses;
●	amortization and depreciation of property, plant and equipment and intangible assets not related to research and development activities; and

●	share-based compensation expenses.

Interest Income

Interest income primarily comprises interest on cash, cash equivalents and marketable securities.

Interest Expense

Interest expense primarily comprises loan interest on the Hercules Capital loan facility.

Other Income (Expense), Net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate facilities in the United Kingdom and United States. Our expenses are generally denominated in the currency in which our operations are located, which are the United Kingdom and United States. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S. dollars payable to the Comapny. Since July 1, 2019, the intercompany loan has been considered as being a long-term investment as repayment is not planned or anticipated in the foreseeable future. It is the Company’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

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

U.K. Value Added Tax (“VAT”) is charged on all qualifying goods and services by VAT-registered businesses. An amount of 20% of the value of the goods or services is added to all relevant sales invoices and is payable to the U.K. tax authorities. Similarly, VAT paid on purchase invoices paid by Adaptimmune Limited and the Company is reclaimable from the U.K. tax authorities.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report.

In addition, the following estimate was considered to be critical to the judgements and estimates used in the preparation of our financial statements for the nine months ending September 30, 2024.

Allocation of transaction price using the relative standalone selling price

Upfront and other payments included in the transaction price of a contract are allocated between performance obligations using the Company’s best estimate of the relative standalone selling price of the performance obligation. The relative standalone selling price is estimated by determining the market values of development and license obligations. As these inputs are not directly observable, the estimate is determined considering all reasonably available information including internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable, taking into account the different stage of development of each development program and consideration of adjusted-market data from comparable arrangements, where applicable and available. This assessment involves significant judgment and could have a significant impact on the amount and timing of revenue recognition.

An assessment of the allocation of transaction price using the relative standalone selling price was required in the nine months ending September 30, 2024 and 2023 for the Galapagos Collaboration Agreement and the GSK Termination and Transfer Agreement, respectively, although the assessment for the GSK Termination and Transfer Agreement in 2023 was not considered to be a significant estimate.

Results of Operations

Comparison of three months ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023, together with the changes to those items (in thousands):

	Three months ended
	September 30,
	2024	2023	Increase/decrease
Revenue	$40,901	$7,319	$33,582	459%
Research and development expenses	(34,304)	(37,788)	3,484	(9)%
Selling, general and administrative expenses	(21,277)	(16,164)	(5,113)	32%
Total operating expenses	(55,581)	(53,952)	(1,629)	3%
Operating loss	(14,680)	(46,633)	31,953	(69)%
Interest income	2,096	2,149	(53)	(2)%
Interest expense	(1,109)	—	(1,109)	—%
Gain on bargain purchase	—	(106)	106	(100)%
Other (expense) income, net	(3,093)	(324)	(2,769)	855%
Loss before income tax expense	(16,786)	(44,914)	28,128	(63)%
Income tax expense	(831)	(687)	(144)	21%
Loss for the period	$(17,617)	$(45,601)	$27,984	(61)%

Revenue

Revenue increased by $33.6 million to $40.9 million for the three months ended September 30, 2024 compared to $7.3 million for the three months ended September 30, 2023. The increase is primarily due to the termination of the Genentech Collaboration Agreement in April 2024 and subsequent Mutual Release Agreement, resulting in the remaining deferred revenue of $25 million, representing deferred revenue at June 30, 2024, and $12.5 million payment, being recognized as revenue in the current quarter. The remaining revenue in the three months ended September 30, 2024 relates to the GSK and Galapagos agreements, whereas the revenue in the three months ended September 30, 2023 related to Genentech.

Research and Development Expenses

Research and development expenses decreased by 9% to $34.3 million for the three months ended September 30, 2024 from $37.8 million for the three months ended September 30, 2023.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	September 30,
	2024	2023	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$23,245	$22,405	$840	4%
Subcontracted expenditure	10,551	16,604	(6,053)	(36)%
Manufacturing facility expenditure	2,025	2,049	(24)	(1)%
Share-based compensation expense	1,070	789	281	36%
In-process research and development costs	13	10	3	30%
Reimbursements receivable for research and development tax and expenditure credits	(2,600)	(4,069)	1,469	(36)%
	$34,304	$37,788	$(3,484)	(9)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $3.5 million for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to the following:

●	a decrease of $6.1 million in subcontracted expenditure due primarily to a decrease in clinical trial expenses relating to TCR[2] as the TCR[2] programs wind down, offset by an increase in vector manufacturing; offset by
●	a decrease of $1.5 million in offsetting reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed.

Our subcontracted costs for the three months ended September 30, 2024 were $10.6 million, compared to $16.6 million in the same period in 2023. This includes $8.7 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $1.9 million of other development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 32% to $21.3 million for the three months ended September 30, 2024 from $16.2 million in the same period in 2023. Our selling, general and administrative expenses consist of the following (in thousands):

	Three months ended
	September 30,
	2024	2023	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$9,922	$8,237	$1,685	20%
Other corporate costs	9,181	5,533	3,648	66%
Share-based compensation expense	1,985	2,394	(409)	(17)%
Commercial expenses	189	—	189	—%
	$21,277	$16,164	$5,113	32%

The net increase in our selling, general and administrative expenses of $5.1 million for the three months ended September 30, 2024 compared to the same period in 2023 was largely due to an increase of:

●	$1.7 million in salaries, depreciation of property, plant and equipment and other employee-related costs, due primarily to increased travel and training costs, primarily due to commercialization-related activities; and
●	$3.6 million in other corporate costs due to an increase in accounting, legal and professional fees, due to a combination of fees relating to business development work and fees relating to preparation for commercialization.

Income Taxes

Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the United Kingdom on an annual basis and have incurred losses in TCR2 since the acquisition.

Comparison of nine months ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023, together with the changes to those items (in thousands):

	Nine months ended
	September 30,
	2024	2023	Increase/decrease
Revenue	$174,810	$60,050	$114,760	191%
Research and development expenses	(109,959)	(93,301)	(16,658)	18%
Selling, general and administrative expenses	(60,092)	(56,634)	(3,458)	6%
Total operating expenses	(170,051)	(149,935)	(20,116)	13%
Operating profit/(loss)	4,759	(89,885)	94,644	(105)%
Interest income	4,817	4,368	449	10%
Interest expense	(1,635)	—	(1,635)	—%
Gain on bargain purchase	—	22,049	(22,049)	(100)%
Other (expense) income, net	(2,657)	(494)	(2,163)	438%
Profit/(loss) before income tax expense	5,284	(63,962)	69,246	(108)%
Income tax expense	(1,883)	(1,992)	109	(5)%
Profit/(loss) for the period	$3,401	$(65,954)	$69,355	(105)%

Revenue

The revenue recognized in the nine months ended September 30, 2024 relates to development revenue under the Genentech Collaboration Agreement, the Galapagos Collaboration Agreement and the GSK Termination and Transfer Agreement whereas the revenue in the nine months ended September 30, 2024 relates to development revenue under the Genentech Collaboration Agreement and the Astellas Collaboration Agreement.

Revenue increased by $114.8 million to $174.8 million in the nine months ended September 30, 2024 compared to $60.1 million for the nine months ended September 30, 2023 primarily due to the termination of the Genentech Collaboration Agreement in April 2024, resulting in a cumulative catch-up adjustment of $101.3 million and the subsequent Mutual Release Agreement, resulting in the remaining deferred revenue and additional payment, being recognized as $37.8 million of revenue in the third quarter of 2024, compared to the termination of the Astellas Collaboration Agreement in the first quarter of 2023, which resulted in the remaining deferred revenue for the collaboration of $42.4 million being recognized as revenue in March 2023.

Total revenue from Genentech and GSK in the nine months ended September 30, 2024 was $163.9 million and $10.7 million respectively, compared to $16.1 million from Genentech and $44.0 million from Astellas in the nine months ended September 30, 2023. The revenue recognized in 2024 and 2023 for Genentech and Astellas, respectively, includes the impact of the events noted above, as well as revenue recognized as research and development work for the collaborations was performed.

Research and Development Expenses

Research and development expenses increased by 18% to $110.0 million for the nine months ended September 30, 2024 from $93.3 million for the nine months ended September 30, 2023.

Our research and development expenses comprise the following (in thousands):

	Nine months ended
	September 30,
	2024	2023	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$72,359	62,120	$10,239	16%
Subcontracted expenditure	35,970	37,249	(1,279)	(3)%
Manufacturing facility expenditure	7,197	5,441	1,756	32%
Share-based compensation expense	2,878	2,190	688	31%
In-process research and development costs	34	(1,853)	1,887	(102)%
Reimbursements receivable for research and development tax and expenditure credits	(8,479)	(11,846)	3,367	(28)%
	$109,959	$93,301	$16,658	18%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net increase in our research and development expenses of $16.7 million for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the following:

●	an increase of $10.2 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by an increase in the average number of employees engaged in research and development following the acquisition of TCR[2] in June 2023 and annual salary increases, and increased costs relating to property due to additional lease properties acquired following the acquisition of TCR[2];
●	an increase of $1.8 million in manufacturing facility expenditure due to the consumption of batches of clinical materials that had not previously been impaired, compared to 2023 where clinical materials consumed were primarily those that had been impaired to nil in previous years and therefore no corresponding expense was recognised;
●	an increase of $1.9 million in in-process research and development costs due to a credit of $1.9 million in 2023 that was not repeated in 2024; and
●	a decrease of $3.4 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023; offset by
●	a decrease of $1.3 million on subcontracted expenditure primarily due to a reduction in outsourced research costs.

Our subcontracted costs for the nine months ended September 30, 2024 were $36.0 million, compared to $37.2 million in the same period of 2023. This includes $26.7 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $9.3 million of other development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 6% to $60.1 million for the nine months ended September 30, 2024 from $56.6 million in the same period in 2023. Our selling, general and administrative expenses consist of the following (in thousands):

	Nine months ended
	September 30,
	2024	2023	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$29,930	$28,901	$1,029	4%
Restructuring charges	—	1,703	(1,703)	(100)%
Other corporate costs	27,436	22,002	5,434	25%
Share-based compensation expense	6,337	6,506	(169)	(3)%
Commercial expenses	189	—	189	—%
Reimbursements	(3,800)	(2,478)	(1,322)	53%
	$60,092	$56,634	$3,458	6%

The net decrease in our selling, general and administrative expenses of $3.5 million for the nine months ended September 30, 2024 compared to the same period in 2023 was largely due to:

●	a reduction in restructuring charges of $1.7 million, which related to the restructuring programme completed in the first quarter of 2023; offset by
●	an increase of $5.4 million in other corporate costs due to an increase in accounting, legal and professional fees, due primarily to a combination of fees relating to business development work and fees relating to preparation for commercialization.

Gain on Bargain Purchase

The gain on bargain purchase arose in June 2023 from the strategic combination with TCR2 on June 1, 2023.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to September 30, 2024, we have raised:

●	$900.2 million, net of issuance costs, through the issuance of shares;
●	$49.5 million, net of discount, drawn from the Hercules Capital loan facility;
●	$533.3 million through collaborative arrangements with Galapagos, Genentech, GSK and Astellas;
●	$141.3 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme; and
●	$45.3 million in cash and cash equivalents and restricted cash and $39.5 million of marketable securities acquired as part of the strategic combination with TCR[2].

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of September 30, 2024, we had cash and cash equivalents of $116.7 million and Total Liquidity of $186.1 million.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended
	September 30,
	2024	2023
Net cash used in operating activities	$(39,002)	$(126,204)
Net cash (used in)/provided by investing activities	(67,119)	108,341
Net cash provided by financing activities	78,748	806
Cash, cash equivalents and restricted cash	119,422	93,072

Operating Activities

Net cash used in operating activities was $39.0 million for the nine months ended September 30, 2024 compared to net cash used in operating activities of $126.2 million for the nine months ended September 30, 2023. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the nine months ended September 30, 2024 decreased primarily due to the receipt of research and development credits of $30.8 million, an $85 million upfront payment from Galapagos and $9.7 million milestone payments from GSK which was offset by an increase in operating expenditures.

Net cash used in operating activities of $39.0 million for the nine months ended September 30, 2024 comprised a net profit of $3.4 million and a net cash outflow of $62.5 million from changes in operating assets and liabilities, offset by non-cash items of $20.1 million. The changes in operating assets and liabilities include the impact of a $21.5 million decrease in reimbursements receivable for research and development tax credits and the recognition of deferred revenue following the termination of the Genentech Collaboration

Agreement. The non-cash items consisted primarily of depreciation expense on plant and equipment of $8.2 million, share-based compensation expense of $9.2 million, unrealized foreign exchange losses of $3.2 million and other items of $0.4 million.

Investing Activities

Net cash used in investing activities was $67.1 million for the nine months ended September 30, 2024 compared to $108.3 million provided investing activities for the nine months ended September 30, 2023. The net cash used in or provided by investing activities for the respective periods consisted primarily of:

●	purchases of property, plant and equipment of $0.7 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively. Purchases of property, plant and equipment were higher in 2023 compared to 2024 due to the expansion of our manufacturing facilities, which was largely completed in 2022 and finalized in 2023;
●	purchases of intangible assets of $0.9 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively;
●	investments in marketable securities of $65.7 million in the nine months ended September 30, 2024 compared to $73.0 million in the nine months ended September 30, 2023; and
●	there were no cash inflows from maturity or redemption of marketable securities in the nine months ended September 30, 2024 compared to $139.2 million for the nine months ended September 30, 2023.

The Company invests surplus cash and cash equivalents in marketable securities.

Financing Activities

Net cash provided by financing activities was $78.7 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash provided by financing activities in the nine months ended September 30, 2024 consisted of net proceeds of $29.2 million from shares issued in an ATM offering, net of commissions and issuance costs, and $49.5 million proceeds from the issuance of borrowings, net of discount. The net cash provided by financing activities in the nine months ended September 30, 2023 consisted primarily of net proceeds of $0.6 million from shares issued in an ATM offering, net of commissions and issuance costs.

Non-GAAP Measures

Total Liquidity

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

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$116,741	$143,991
Marketable securities - available-for-sale debt securities	69,349	2,947
Total Liquidity	$186,090	$146,938

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three and nine months ended September 30, 2024. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of September 30, 2024.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at September 30, 2024.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2024 we were not a party to any material legal proceedings.

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

As of and for the period ended September 30, 2024, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

We may not be able to maintain compliance with the continued listing requirements of Nasdaq.

Our Americal Depository Shares (ADSs) are listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price must not fall below $1.00 per ADS for 30 consecutive business days. On November 1, 2024, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), because the minimum bid price of the Company’s American Depositary Shares (“ADSs”) has been below $1.00 per share for 30 consecutive business days (the “Notice”). The Notice has no immediate effect on the listing or trading of the Company’s ADSs on The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 30, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s ADSs must be at least

$1.00 per ADS for a minimum of ten consecutive business days during this 180 calendar day grace period, unless Nasdaq exercises its discretion to extend this ten-day period. In the event the Company does not regain compliance with the minimum bid price requirement by April 30, 2025, the Company may be eligible for an additional 180 calendar day compliance period if it elects to ransfer to The Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. However, if it appears to Nasdaq’s staff that the Company will not be able to cure the deficiency or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. The Company may appeal any such determination to delist its securities, but there can be no assurance that any such appeal would be successful.

The Company intends to monitor the closing bid price of its ADSs and assess potential actions to regain compliance with Nasdaq’s Listing Rule 5450(a)(1). However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or that we will otherwise maintain compliance with other Nasdaq listing requirements. If we fail to regain and maintain compliance with the minimum bid price requirement or to meet the other applicable continued listing requirements in the future and Nasdaq decides to delist our ADSs, the delisting could adversely affect the market price and liquidity of our ADSs, reduce our ability to raise additional capital and result in operational challenges and damage to investor relations and market reputation.

Although our financial statements have been prepared on a going concern basis, if we fail to obtain additional financing in the future, this may raise substantial doubt about our ability to continue as a going concern in future reporting periods

As of September 30, 2024, the Company had cash and cash equivalents of $116.7 million, marketable securities of $69.3 million, and stockholders’ equity of $80.0 million. During the nine months ended September 30, 2024, the Company incurred a net profit of $3.4 million, used cash of $39.0 million from its operating activities, and generated revenues of $174.8 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods.

We believe that our Total Liquidity will be sufficient to fund our operations for at least 12 months, based upon our currently anticipated research and development activities and planned restructuring of the company to reduce headcount and expenses. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results, revenue from commercialisation of Tecelra or the currently anticipated costs and cost reductions (including those associated with the restructuring) differ from management’s estimates or do not occur within anticipated timeframes.

We must obtain additional capital to continue funding planned operations. There is no assurance that the Company will be able to obtain sufficient additional capital to continue funding its operations or, if we do, that it will be on terms that are favourable to our shareholders. Any future fundraising, if possible, is likely to be highly dilutive to our existing shareholders and may also divert our management from its day-to-day activities.

If the Company fails to obtain additional funding, it may be required to:

●	significantly reduce certain activities and operations of the business in order to reduce ongoing expenditure. Any such reduction could significantly delay the timelines under which we can bring new products to the market (including lete-cel) or our ability to commercialize Tecelra.
●	conduct a restructuring of the company to further reduce headcount and expenditure which will in turn reduce the activities and operations of the business.
●	repay all or part of the loan advances received under the Loan Agreement in accordance with the terms of the Loan Agreement (including any applicable repayment charges or costs).
●	seek further third party alliances for existing assets, including Tecelra, on terms that are less favorable than might otherwise be available;
●	seek an acquirer for all or part of the business on terms that are less favorable than might otherwise be available
●	relinquish or license on unfavorable terms or rights to technologies, intellectual property or product candidates we would otherwise seek to develop or commercialize ourselves.

If we fail to obtain additional funding, or in the event that we significantly reduce our ongoing expenditures and operations (including the current restructuring), this may result in an inability to retain key individuals required for our ongoing business and may result in a need to delay or halt ongoing programs or change the nature and scope of such programs. As a result, our business financial condition and results of operations could be materially affected.

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

The approval of Tecelra is limited to adult patients with unresectable or metastatic synovial sarcoma who have received prior chemotherapy, are positive for HLA-A*02:01P, -A*02:02P, -A*02:03P, or -A*02:06P, and negative for HLA-A*02:05P, and whose tumor expresses the MAGE-A4 antigen.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
10.1**†	Mutual Release and Resolution Agreement dated September 23, 2024 by and among Adaptimmune Limited, Genentech, Inc., and F. Hoffman La-Roche Ltd.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income/Loss for the three and nine months ended September 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and nine months ended September 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive date File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

†	Certain private or confidential information (as indicated therein) have been redacted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: November 13, 2024	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: November 13, 2024	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer