Form 10-K
period 2024-12-31
Adaptimmune Therapeutics PLC
filed 2025-03-24
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $230,884,394.

As of March 21, 2025 the number of outstanding ordinary shares, par value £0.001 per share, of the registrant was 1,543,391,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

PART I

Item 1.   Business

Overview

We are a commercial-stage biopharmaceutical company working to redefine the treatment of solid tumor cancers with cell therapies. With the approval by the U.S. Food and Drug Administration (“FDA”) of our first biologics license application (“BLA”) for TECELRA® (afamitresgene autoleucel) (“TECELRA”), which is the first engineered T-cell therapy for the treatment of a solid tumor cancer approved in the U.S., we are now focused on its launch and commercialization.

TECELRA is a genetically modified autologous T-cell immunotherapy indicated for the treatment of adults with unresectable or metastatic synovial sarcoma who have received prior chemotherapy, are HLA-A*02:01P, -A*02:02P, -A*02:03P, or -A*02:06P positive and whose tumor expresses the MAGE-A4 antigen as determined by FDA-approved or cleared companion diagnostic devices. This indication is approved under the FDA’s accelerated approval based on overall response rate (“ORR”) and duration of response. Continued approval for this indication may be contingent upon verification and description of clinical benefits in a confirmatory trial.

We are planning commercial launch for our second T-cell immunotherapy, letetresgene autoleucel (“lete-cel”), for people with synovial sarcoma and myxoid liposarcoma in 2026. This product will significantly expand our treatable patient population within our commercial sarcoma franchise with up to $400 million annual peak combined US sales from TECELRA and lete-cel. We estimate that approximately 400 newly diagnosed patients per year are biomarker eligible for TECELRA, and an incremental 600 newly diagnosed synovial sarcoma and myxoid liposarcoma patients per year in the US will be biomarker eligible for lete-cel.

In addition to our commercial sarcoma franchise we remain committed to our collaboration with Galapagos which uses our uzatresgene autoleucel (“uza-cel”) candidate manufactured using the Galapagos manufacturing process. A clinical trial authorization to start a Phase 1 trial in head and neck cancer is planned for 2025.

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

During the fourth quarter of 2024 we announced that we were ceasing further investment in all non-core programs. We are undertaking a reduction in headcount of approximately 29% and a reduction of total operating expenses of approximately 25% (as compared to 2024 operating expenses). As of the end of February 2025, the majority of the headcount reduction has been completed. As part of this restructuring in December 2024, we also announced changes to our executive leadership team. In addition, we are implementing additional cost reduction for our preclinical PRAME and CD70 programs and are evaluating all strategic options to maximize shareholder value.

TECELRA and Commercialization

We are focused on the commercialization of TECELRA for the treatment of advanced synovial sarcoma and for which we received FDA approval on August 1, 2024. As of March 18, 2025, 20 Authorized Treatment Centers (“ATCs”) are available to initiate the treatment journey for our patients and ten patients have been apheresed. We are confident that our full network of approximately 30 ATCs will be active by the end of 2025, covering an estimated 80% of patients treated in sarcoma centers of excellence. Companion diagnostics for biomarker detection are approved and available and we have adequate manufacturing capacity to meet orders. AdaptimmuneAssist is available to support our patients and Health Care Providers (HCPs).

Letetresgene autoleucel (“lete-cel”)

Lete-cel targets the NY-ESO antigen and has been in clinical trials (the IGNYTE-ESO trial) for people with synovial sarcoma and myxoid liposarcoma. It is the second product in our sarcoma franchise. Final data for the IGNYTE-ESO trial were reported at the Connective Tissue Oncology Society Annual Meeting (“CTOS”) in November 2024.

In January 2025, lete-cel was granted breakthrough therapy designation by the U.S. FDA for the treatment of patients with unresectable or metastatic myxoid liposarcoma who have received prior anthracycline-based chemotherapy, are positive for HLA-A*02:01, HLA-A*02:05, or HLA-A*02:06, and whose tumor expresses the NY-ESO-1 antigen.

Clinical Programs

During 2025 we anticipate filing an IND for ADP-5701 for a Phase 1 trial in Head and Neck Cancer in collaboration with Galapagos NV (“Galapagos”). The trial will utilize the uza-cel engineered T-cell Receptor (TCR) and Galapagos’ innovative decentralized cell therapy manufacturing platform. Uza-cel has shown encouraging results in head and neck cancer with partial responses in four out of five patients to date in a Phase 1 trial using Adaptimmune’s manufacturing platform.

Pre-Clinical Programs

We have two preclinical programs for the development of T-cell therapies directed to PRAME (ADP-600) and CD70 (ADP-520). We have implemented additional cost saving measures in relation to these programs.

Collaborations

We entered into a clinical collaboration agreement with Galapagos in May 2024. Under the collaboration agreement we will conduct a clinical proof-of-concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform (ADP-5701) in patients with head and neck cancer.

Prior collaborations with Genentech, relating to the research of “off-the-shelf” cell therapies, and GSK, relating to the transition of the NY-ESO and PRAME programs, have now either terminated or been concluded.

Corporate

We have facilities in the U.S. in Philadelphia and Boston, and in the United Kingdom (“U.K.”).

During the fourth quarter of 2024 we announced that we were ceasing further investment in all non-core programs. We are undertaking a reduction in headcount of approximately 29% and a reduction of total operating expenses of approximately 25% (as compared to 2024 operating expenses). As of the end of February 2025, the majority of the headcount reduction has been completed. The restructuring aims to prioritize the commercial sarcoma franchise and R&D programs with the highest potential return on invested capital and transformational benefit to patients. As part of this restructuring the Company plans to focus an increasing proportion of its corporate functions in the US. We are also seeking strategic alternatives for our off-the shelf allogeneic cell therapy program. As part of this restructuring, we announced in December 2024 that Helen Tayton-Martin, our Co-founder and Chief Business and Strategy Officer, and Gavin Wood, our Chief Financial Officer, would step down on March 31, 2025 and May 31, 2025 respectively.

In addition to the restructuring announced in 2024, in March 2025 we announced implementation of additional cost reduction for the PRAME and CD70 programs. We are currently evaluating all strategic options for the Company and its programs.

On March 24, 2025 we entered into an amendment to the Loan and Security Agreement dated May 14, 2024 with Hercules Capital, Inc. (“Loan Agreement”). Under the amendment we will pre-pay $25 million of the loan amount under the Loan Agreement together with certain accrued interest up to the date of such pre-payment.

Business Strategy

Building on our leadership position with engineered T-cell therapies in solid tumor indications, our strategic objective is to be a world leader in designing, developing and delivering transformational cell therapies for the treatment of cancer. Our mission is to revolutionize the treatment of solid tumors with a single dose of engineered TCR T-cells and as a result to address cancers with high unmet needs. To achieve our mission, our primary core value drivers are as follows:

Building a commercial franchise in synovial sarcoma and myxoid liposarcoma. Our first T-cell therapy product, TECELRA, is now approved in the US for the treatment of advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy. We will continue to increase the number of ATCs as quickly as possible during 2025 to maximise patient treatment with TECELRA within the US. We are intending to submit a rolling BLA for our second product, lete-cel starting in the US in 2025 and targeting U.S. commercial launch in 2026. We are also actively exploring the best way to expand the commercial franchise into other countries and/or into other HLA types.

Progressing ADP-5701 (uza-cel manufactured on Galapagos manufacturing platform) into the clinic. We are collaborating with Galapagos to file a clinical trial authorization to bring ADP-5701 into the clinic during 2025.

Continuing to improve our manufacturing and patient supply processes to optimize how we deliver our cell therapies to patients. Our cell therapy product manufacturing capabilities enable us to treat patients effectively and in support of our other priorities. We will continue to improve our manufacturing and patient supply processes and options using a mix of internal capabilities and external suppliers.

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

Our Cell Therapies

We have developed a range of cell therapies all of which utilize the interaction between a T-cell via its TCRs and a peptide or protein. Our cell therapies are made directly from a patient’s own T-cells (“autologous” cell therapies).

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

TRuCs use an antibody binding domain coupled to a CD3 subunit. The antibody portion binds to the target protein on the cancer cell and then the bound complex signals through a CD3/TCR complex using the natural signaling pathway of T cells.  The physiological signaling method of TRuCs is distinct from CAR T-cell signaling where multiple signaling units are combined in a single protein.  Natural TCRs are sensitive to much lower antigen density than CARs.  Our ADP-520 preclinical program uses a TRuC directed to the CD70 antigen. There is no HLA restriction with this product meaning that all patients with tumors expressing CD70 could be eligible.

Our programs

TECELRA

In August 2024 we received accelerated approval from the FDA for TECELRA (famitresgene autoleucel or afami-cel) for adults with unresectable/metastatic synovial sarcoma who have received prior chemotherapy, are HLA-A*02 eligible, and whose tumor expresses MAGE-A4 as determined by FDA-approved diagnostics.

Afami-cel, afamitresgene autoleucel; HLA, human leukocyte antigen; MAGE-A4, melanoma-associated antigen A4; TCR, T-cell receptor.

Afami-cel consists of autologous T-cells engineered to express an affinity enhanced TCR targeting a MAGE-A4 peptide presented on cancer cells by certain human leukocyte antigens (HLAs).

Afami-cel, afamitresgene autoleucel; HLA, human leukocyte antigen; MAGE-A4, melanoma-associated antigen A4; TCR, T-cell receptor.

The approval of TECELRA was based on results from the SPEARHEAD-1 (Cohort 1) trial. In the primary analysis from the SPEARHEAD-1 trial, the pivotal trial for afami-cel, 52 patients were treated in cohort 1 of the trial. 44 synovial sarcoma patients and 8 myxoid liposarcoma patients. The overall response rate in the trial was 37% (19 out of

52 patients). Follow-up remains ongoing and as of August 30, 2023 median overall survival across synovial sarcoma and myxoid liposarcoma patients was 15 months. The median duration of response was 11.6 months in patients with synovial sarcoma and 4.2 months in patients with myxoid liposarcoma. Cytopenias were the most common Grade ≥3 adverse events. Cytokine release occurred in 71% of patients, with one grade 3 event. One patient had immune effector cell-associated neurotoxicity syndrome (Grade 1). Data from the analysis were reported in the Lancet in March 2024 (Lancet 2024;403: 1460-71).

There are more than 50 different types of soft tissue sarcomas which are categorized by tumors that appear in fat, muscle, nerves, fibrous tissues, blood vessels, or deep skin tissues. Synovial sarcoma accounts for approximately 5 to 10% of all soft tissue sarcomas (there are approximately 13,400 new soft tissue cases in the U.S. each year). One third of patients with synovial sarcoma will be diagnosed under the age of 30. The five-year survival rate for people with metastatic disease is approximately 20% and most people undergoing standard of care treatment for advanced disease experience recurrence and go through multiple lines of therapy, often exhausting all options.

Letetresgene autoleucel (“lete-cel”)

Lete-cel targets the NY-ESO antigen and has been in clinical trials (the IGNYTE-ESO trial) for people with synovial sarcoma and myxoid round cell liposarcoma (myxoid liposarcoma). Final data for the IGNYTE-ESO trial were reported at the Connective Tissue Oncology Society Annual Meeting (“CTOS”) in November 2024. In the Phase II analysis, 27/64 (42%) people with synovial sarcoma or myxoid liposarcoma had RECISTv1.1 responses by independent review, with 6 complete responses and 21 partial responses. The response rate was 14/34 (41%) for people with synovial sarcoma and 13/30 (43%) for people with myxoid liposarcoma. The median duration of response (DoR) was reported as 12.2 months. In synovial sarcoma, the median duration of response was reported as 18.3 months and in myxoid liposarcom , the median duration of response was reported as 12.2 months. Safety findings were consistent with the known profile of lete-cel from previous data. All patients experienced treatment-emergent adverse events: cytopenias, cytokine release syndrome (CRS) and rash were the most common adverse events. Overall, toxicities were manageable, and consistent with an acceptable benefit to risk profile.

*Data cutoff 1 March 2024, primary efficacy analysis conducted on 64 patients treated with lete-cel conforming product (commercial supply). Data presented at CTOS 2024 by Dr. Sandra D’Angelo.

In January 2025, lete-cel was granted breakthrough therapy designation by the U.S. FDA for the treatment of patients with unresectable or metastatic myxoid liposarcoma who have received prior anthracycline-based chemotherapy, are positive for HLA-A*02:01, HLA-A*02:05, or HLA-A*02:06, and whose tumor expresses the NY-ESO-1 antigen. We previously received breakthrough therapy designation for lete-cel in synovial sarcoma in 2016. This breakthrough designation is designed to expedite drug development and review processes. The criteria for this designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy.

Pipeline

*Afami-cel also being investigated in the pediatric basket trial SPEARHEAD-3.

**Data cut-off 1 March 2024, primary efficacy analysis conducted on 64 patients treated with lete-cel protocol (commercial supply). Data presented at CTOS 2024 by Dr Sandra D’Angelo

Clinical Programs

We have a pediatric trial ongoing in the US in tumors expressing the MAGE-A4 antigen. Enrollment in our other ongoing clinical trials has ceased including the SURPASS-3 Phase 2 Trial in ovarian cancer.

We anticipate filing a clinical trial authorization for a Phase 1 trial in Head and Neck Cancer in collaboration with Galapagos during 2025. The trial will utilize ADP-5701, uza-cel manufactured using Galapagos’ innovative decentralized cell therapy manufacturing platform. Uza-cel has shown encouraging results in head and neck cancer with partial responses in four out of five patients to date in a Phase 1 trial using Adaptimmune’s manufacturing platform.

Pre-Clinical Programs

Our preclinical pipeline is focused on the development of T-cell therapies directed to PRAME (ADP-600) and CD70 (ADP-520). We have paused spend on these preclinical programs.

●	PRAME is highly expressed across a broad range of solid tumors including ovarian, endometrial, lung and breast cancers. We are developing TCR T-cells directed to PRAME, with the initial candidate (ADP-600) currently in preclinical testing and next-generation candidates being developed over the longer term. We anticipated filing an IND for a Phase 1 trial with ADP-600 in 2025. ADP-600 has demonstrated high potency towards PRAME-positive tumor cells in pre-clinical testing.

●	The CD70 program targets the CD70 antigen which is expressed across a range of hematological malignancies (acute myeloid leukemia and lymphoma) and solid tumors (renal cell carcinoma). We are using TRuC technology to develop a T-cell therapy (ADP-520) against CD70, with membrane bound IL-15 to enhance persistence. ADP-520 is currently in pre-clinical testing. The TRuC technology combines the targeting of CAR-T cells with T-cell TCR signaling.

Core Alliances and Collaborations

Galapagos collaboration

We entered in a clinical collaboration agreement with Galapagos in May 2024. Under the collaboration agreement we will conduct a clinical proof-of-concept trial to evaluate the safety and efficacy of uza-cel (ADP-5701, our next-generation MAGE-A4 targeting TCR T-cell therapy) produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer. Under the collaboration agreement, Adaptimmune is entitled to an initial payment of $100 million, comprising $70 million upfront and $30 million of R&D funding, of which $85 million has been received and $15 million is due once the first patient is infused in the POC Trial. Galapagos has an option to exclusively license uza-cel for development and commercialization in head and neck cancer and potentially other solid tumor cancer indications. The option exercise fees under the agreement are up to $100 million (dependent on the number of indications in relation to which the option is exercised) with additional development and sales milestone payments of up to $465 million plus tiered royalties on net sales.

Genentech and GSK collaborations

Prior collaborations with Genentech, relating to the research of “off-the-shelf” cell therapies, and GSK, relating to the transition of the NY-ESO and PRAME programs, have now either terminated or been concluded.

●	In September 2024, we entered into a Mutual Release Agreement with Genentech which, among other things, resolved and released each party from any and all past, present and future disputes, claims, demands and causes of action, whether known or unknown, related to the Genentech Collaboration Agreement in any way. Under the terms of the Mutual Release Agreement, Genentech has paid $12.5 million. On receipt of the payment the Genentech Collaboration Agreement was terminated.
●	In April 2023, we entered into a Termination and Transfer Agreement with GSK regarding the return of the PRAME and NY-ESO cell therapy programs. As part of that agreement sponsorship of the IGNYTE and LTFU clinical trials relating to the NY-ESO cell therapy program transferred from GSK to us. In return for this, we received an upfront payment of £7.5 million with further milestones £22.5 million becoming paid through the remainder of 2023 and 2024. All payments have now been received under the agreement.

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

Our policy is to seek to protect our proprietary position generally by filing an initial priority filing at the U.K. Intellectual Property Office (“UKIPO”) and/or the U.S. Patent Trademark Office (“USPTO”). This is followed by the filing of a patent application under the Patent Co-operation Treaty (“PCT”) claiming priority from the initial application(s) and then application for patent grant in, for example, the U.S. and Europe (including major European territories). In each case, we determine the strategy and territories required after discussion with our patent professionals to ensure that we obtain relevant coverage in territories that are commercially important to us and reflect the scope of cell therapies being developed. We will additionally rely on data exclusivity, market exclusivity and patent term extensions when available, including as relevant exclusivity through orphan or pediatric drug designation. We also rely on trade secrets and know-how relating to our underlying platform technologies, manufacturing processes and pre-clinical candidates.

Product Patent Families

Afami-cel  - We own multiple patent families covering the composition of matter of ADP-A2M4 and other related TCRs and T-cell therapies. The patent application claims are primarily directed to the engineered TCR therapeutic candidate and in particular the amino acid substitutions required for such engineered TCR therapeutic candidate. National/regional applications have been filed via the PCT in all commercially relevant territories and claims have been granted in Europe and the U.S. and other major jurisdictions. The patents within these families, if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, will expire in 2037 (worldwide, excluding possible patent term extensions). National/regional patent applications have also been filed via the PCT in relation to the use of ADP-A2M4 TCR in the treatment of head and neck, lung and ovarian cancers.

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

CD70 TRuC T cell – We own a patent family covering the composition of matter of T cell therapies directed to CD70. National and regional applications have been filed in commercially relevant jurisdictions, and patents within these families, if issued, are expected to expire in 2041 (worldwide, excluding possible patent term extensions).

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

Preclinical and Next-Generation Approaches

We have filed patent families covering a range of next-generation technology approaches and/or combination approaches. For one of these patent families, we hold an exclusive, worldwide, royalty free, sublicensable license from Drs. Stefan Endres and Sebastian Kobold at the Klinikum der Universität München. We own the remaining patent families.

Third-Party Intellectual Property Rights

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

We face competition in all of the following areas:

(a)	From other autologous cell therapies: There are a number of other cell therapies that have already received marketing approval or are currently in clinical trial development. For example, autologous CAR T-cells modalities on the market include AbecmaTM, BreyanziTM, CARVYTKITM, TecartusTM, KymriaTM, and YescartaTM. In addition, other autologous cell therapies include TIL therapy (e.g. Iovance’s AMTAGVITM).
(b)	From other TCR T-cell therapies: Third parties and academic institutions are developing cell therapies for single or multiple cancer and tumor microenvironment targets including personalized neoantigen targets. These cell therapies are at a variety of preclinical and clinical development stages. Examples include Immatics’ IMA203 and IMA203CD8 assets that recognize a PRAME pHLA complex, which is currently being investigated across various solid tumor indications.
(c)	From other cell-based immunotherapy approaches: The immune system utilizes a complex range of different cell types and processes. Other immunotherapy approaches may target different parts of the immune system including different types of T-cells (for example, gamma delta T-cells), macrophage-based systems, NK-cell-based products, marrow-infiltrating lymphocytes (MILs) and dendritic-cell based systems.
(d)	From other allogeneic cell therapy approaches: Multiple third parties are currently developing allogeneic cell therapy approaches. These can be derived from healthy donors (for example Allo-501A from Allogene Therapeutics), umbilical cord blood, or induced pluripotent stem cells (for example, FT819 being developed by Fate Therapeutics). In Dec 2022, Atara Bio’s donor-derived EbvalloTM was granted approval from the European Commission for both adults and children with Epstein-Barr positive post-transplant lymphoproliferative disorder.
(e)	From other therapeutic product types. In any indication that we address, there may be multiple other product modalities that are already being marketed or in clinical trial development. For example, small molecule chemotherapy agents, biologics (e.g. peptides, antibodies, antibody-drug conjugates), vaccines, oncolytic viruses, other cell therapies (for example, gamma delta T-cells, macrophage-based systems, NK-cell-based products, marrow-infiltrating lymphocytes, and dendritic-cell therapies). Product approvals and new clinical trials can impact our ability to complete clinical development and obtain information about the safety and efficacy of our products.

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

Pediatric Data and Study Requirements

Under the Pediatric Research Equity Act (“PREA”), NDAs or BLAs (as well as efficacy supplements) must contain data to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug or biological product is approved as safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant full or partial waivers, or deferrals, for submission of these assessments. Sponsors must also submit pediatric study plans (“PSPs”) within sixty days of an end-of-phase 2 meeting, or as may be agreed between the sponsor and FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal pediatric review committee must then review the information submitted, consult with each other, and agree upon a final PSP. The FDA or the applicant may request an amendment to the plan at any time. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be “highly similar” to or “interchangeable” with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product must contain evidence to show that the biosimilar product is “highly similar” to an approved reference biological product, notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Data to show biosimilarity can include: (1) analytical studies; (2) animal studies; and (3) a clinical study or studies. The FDA has the discretion not to require each of these categories of data. A biosimilar can be approved by the FDA for some or all of the same conditions of use, strengths, dosage forms, and routes of administration as the FDA-approved reference product. The FDA will determine that a biosimilar product is interchangeable with its reference biological product, if the biosimilar product can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biosimilar and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Whether products deemed “interchangeable” by the FDA will, in fact, be substituted by pharmacies is governed by state pharmacy law.

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

Legal Proceedings and Related Matters

From time to time, we may be party to litigation that arises in the ordinary course of our business. On December 2, 2024, the University of Texas M.D. Anderson Cancer Center (“MD Anderson”) served litigation in the District Court of Harris County against Adaptimmune LLC (“Adaptimmune”). The litigation relates to a Strategic Alliance Agreement between MD Anderson and Adaptimmune dated September 23, 2016. The case has not yet proceeded to discovery stage and we do not believe there is any merit to the claims being brought by MD Anderson.

Employees and Human Capital Management

As of December 31, 2024, we had 506 employees. Of these employees, 384 were in research and development (including in manufacturing and operations, and quality control and quality assurance), 17 were in commercial and 105 were in management and administrative functions (including business development, finance, intellectual property, information technology and general administration). We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or require representation by a labor union.

In November 2024, we announced that we were reducing our headcount by approximately 33% with the actual reduction in headcount being approximately 29%. As of the end of February 2025, the majority of the headcount restructuring has been completed.

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

We have a performance-based reward scheme, bonus scheme and share option plan which all employees are entitled to participate in. These schemes and other employee incentive programs are designed to retain employees. For 2024, the total global attrition rate was approximately 11%.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses every year since inception and expect to continue to incur net losses in the future. If we are unable to obtain additional financing or funding we may be unable to complete the development and commercialization of our cell therapies.
●	We may never generate sufficient revenue from sales of our cell therapies and become profitable and our generation of additional revenue depends on our ability to timely progress our cell therapies through development and successful commercialization.
●	Although our financial statements have been prepared on a going concern basis, there is substantial doubt about our ability to continue as a going concern.

Risks Related to the Commercialization and Marketing of Our Cell Therapies

●	We are dependent on successful commercialization of TECELRA which is dependent on a number of factors including our ability to operationalize ATCs, the uptake by physicians and number of patients eligible for treatment and availability of reimbursements for TECELRA.
●	We have never commercialized a product as a company and our ability to commercialize is dependent on our ability to increase manufacturing capacity, set up processes and recruit employees required for such commercialization.
●	We may not be able to obtain marketing approvals of our cell therapies as broadly as planned or on the timescales we plan including for lete-cel.
●	We may not be able to adequately price our cell therapies due to regulatory changes affecting pricing, coverage, and reimbursements or to other impacts such as inflation, increasing underlying raw material costs, availability of materials, or increasing third party supply chain costs.
●	We may not be able to prepare and develop a full network of clinical sites for administration of TECELRA as planned which will reduce the number of patients we are able to treat.
●	We will have a narrow network of sites which may not be assessable to all patients for TECELRA.
●	We may not be able to realize the projected market demand for our cell therapy products.

●	We may not be able to set up and maintain a distribution and logistics network capable of supply and storage of our cell therapy products to enable timely delivery to clinical sites and patients.
●	Sales of our cell therapies are dependent on the availability and extent of coverage and reimbursement from third-party payors, including private payors and government programs such as Medicare and Medicaid.
●	Product reimbursement and coverage policies and practices could change due to various factors such as drug price control measures that have been or may be enacted or introduced in the U.S. by various federal and state authorities.
●	The commercial success of our cell therapies is subject to significant competition from product candidates that may be superior to, or more established, or cost effective than, our cell therapies.
●	If the testing or use of our cell therapies harms people, or is perceived to harm them even when such harm is unrelated to our products, we could be subject to costly and damaging product liability claims.

Risks Related to the Development of Our Cell Therapies

●	Our ability to fund our business and continue to develop our cell therapies is dependent on the data obtained from our ongoing clinical trials.
●	Our clinical trials and clinical data are at an early stage and future data may not support continued development of our cell therapies.
●	Clinical trials are time consuming and expensive, and we may not be able to recruit patients as planned. External factors such as pandemics or geopolitical instability, for example the Russian/Ukrainian conflict may also impact ability to perform clinical trials as planned.
●	Our cell therapies are novel, and there is an increased risk that we may see unacceptable toxicities.

Risks Related to the Manufacture and Supply of Our Cell Therapies

●	Manufacture of cell therapies is complex, and we may encounter difficulties manufacturing and supplying our cell therapies to patients, whether for clinical trials or for commercial purposes.
●	We have our own manufacturing facility which is the sole source of supply for TECELRA and afami-cel. Our ability to manufacture cell therapies is dependent on our ability to operate the facility in compliance with Good Manufacturing Practice (“GMP”), maintain regulatory approvals for the facility, recruit and train employees required for manufacture, manufacture cell therapies reliably and reproducibly, and ensure manufacturing and supply capacity to meet the required demand.
●	We are reliant on third parties for the manufacture of the vector and for the manufacture of our lete-cel cell therapy. We will be reliant on Galapagos NV for manufacture of uza-cel product for the clinical proof-of concept trial under the collaboration.

Risks Related to Government Regulation

●	We are subject to significant regulatory, compliance and legal requirements and will continue to be subject to these requirements.
●	We have obtained accelerated approval for TECELRA and additional requirements apply before we can obtain full approval. We do not know if the FDA will accept our application for full approval or whether additional obligations or requirements will be imposed.

●	Any commercialization of our cell therapies will also require approval for companion diagnostics, which may result in additional regulatory, commercialization and other risks. We are reliant on a third party for development of any companion diagnostic including the companion diagnostics for our TECELRA and lete-cel products.
●	We have post-marketing obligations imposed by the FDA as a result, in part, of the approval of TECELRA under the FDA’s Accelerated Approval pathway. We are required to conduct and submit the required responses including results from further cohort of the SPEARHEAD-1 trial. Such obligations increase the costs and resources associated with launch of TECELRA and the costs of commercializing afami-cel.
●	We intend to submit a rolling BLA for lete-cel starting in 2025. We do not know whether the FDA will accept the filing of that BLA, whether they will approve lete-cel for marketing or whether prior to such approval they will require additional obligations, data (including additional clinical investigations) or other requirements to be met before approving the BLA.

Risks Related to Our Reliance Upon Third Parties

●	We are reliant on third parties for provision of services including manufacturing services, commercialization services and clinical research services including for the commercialization of TECELRA, manufacture of vector and lete-cel, provision of components and materials required for manufacturing, research and development and for the performance of our collaborations.

Risks Related to Our Intellectual Property

●	We may be forced to litigate to defend our intellectual property rights and we may be subject to patent infringement proceedings brought against us by third parties.
●	Our ability to be competitive depends, in part, on our ability to protect our proprietary technology including through patents and through maintaining confidentiality in our trade secrets.

Risks related to litigation

●	We have been served with litigation by the University of Texas M.D. Anderson Cancer Center (“MD Anderson”) in the District Court of Harris County against Adaptimmune LLC (“Adaptimmune”). The litigation is at an early stage and the costs of such action and outcome of such proceedings cannot be predicted.

General Business Risks

●	We may face litigation from third parties
●	Our inability to continue to attract and retain qualified personnel may hinder our business.
●	We expect to face intense competition from third parties and this competition may come from companies with significantly greater resources and experience than we have.
●	Information technology systems may fail or suffer cybersecurity incidents including related to data protection and privacy laws and adversely affect our business and operations.
●	We may not be able to maintain compliance with the continued listing requirements of Nasdaq.
●	The market price of our ADSs is subject to volatility.

●	We are heavily reliant on third parties for the operation of our business including the manufacture of our cell therapies and our future supply and commercialization of afami-cel
●	We have a sole source of supply for many of our cell therapy products and for some of the critical materials needed to manufacture those products.

For a more complete discussion of the risks we face as a business, please see the discussion below.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net losses every year since our inception and expect to continue to incur net losses in the future.

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to research and development efforts relating to our cell therapies, including engaging in activities to manufacture and supply our cell therapies for clinical trials, conducting clinical trials of our cell therapies, providing general and administrative support for these operations, enhancing capabilities to support commercialization for ADP-A2M4 and protecting our intellectual property. For the years ended December 31, 2024, 2023 and 2022, we incurred net losses of $70.8 million, $113.9 million and $165.5 million, respectively. As of December 31, 2024, we had accumulated losses of $1,094.0 million. We have only one product, TECELRA, approved for sale and have generated limited revenue from product supplies. Even though we have obtained marketing approval for our first cell therapies, TECELRA, it will take a period of time before any significant revenue is realized and the amount of revenue is heavily dependent on the success of our commercialization and the costs of supplies including any post-marketing requirements we are subject to.

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

Unstable market and economic conditions may have a serious adverse impact on our business and financial condition.

Economic uncertainty in various global markets or the global economy may adversely affect our business. Any severe or prolonged economic downturn could result in a variety of risks to our business, including the inability to raise additional capital when needed or on acceptable terms. Uncertainty or a prolonged downturn may impact third-party suppliers and service providers, resulting in their inability to meet their commitments to us. The global credit and financial markets have experienced significant volatility and disruptions in recent years, driven by factors such as geopolitical tensions, including the Russia-Ukraine and Israel-Hamas conflicts, rising inflation, interest rate fluctuations, and most recently changes in trade policies and tariffs. In addition, political instability, including ongoing debates over U.S. fiscal policies, government shutdowns, and budgetary concerns, could further exacerbate uncertainty in global economic conditions. This volatility and political instability has resulted in diminished liquidity and credit availability, declines in consumer confidence, reduced economic growth, and in some economies and regions higher unemployment. The full impact of these factors is difficult to predict. If these conditions persist or further deteriorate it could exacerbate global economic uncertainty, lead to recessions in key markets, and disrupt international supply chains. These factors could make it materially more difficult for us to obtain financing in the capital markets or otherwise and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our cell therapies.

We expect to continue incurring significant losses as we continue with our research and development programs and to incur general and administrative costs associated with our operations. The extent of funding required to develop our cell therapies is difficult to estimate given the novel nature of our cell therapies and their un-proven path to successful commercialization and we may not have anticipated all the costs required to meet our planned objectives. As of December 31, 2024, the Company had cash and cash equivalents of $91.1 million, marketable securities of $60.5 million, and stockholders’ equity of $11.8 million. We expect to use these funds to advance and accelerate the commercialization of TECELRA, clinical development of our cell therapies, to further develop and enhance our manufacturing capabilities and secure a commercially viable manufacturing platform for all of our cell therapies, to support development of lete-cel, to fund working capital, and for other general corporate purposes. The Company has identified conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. We announced a reduction in costs and head count at the end of 2024. We announced a pause in spend on the PRAME and CD-70 programs in March 2025 and are exploring strategic options for the Company and our programs. If we do not raise further funding we will not be able to fund our business as currently planned.

Our costs and expenses may increase significantly or our cashflow may be impacted significantly in the event of any of the following, any of which could have a material impact on our business and our ability to continue as a going concern:

●	any additional requirement to outsource manufacture of our cell therapies to third parties, or acquire additional raw materials to support manufacture in the event of any inability to manufacture at our own facilities;
●	any requirement to conduct additional or further clinical trials or to treat additional patients to satisfy the regulatory authorities that a cell therapy is safe or that it is efficacious and can be approved for marketing or to proceed to the next stage of development;
●	any post-marketing requirement or additional regulatory requirement imposed in relation to the commercialization or approval of TECELRA or lete-cel;
●	any requirement to vary, change or amend our current manufacturing processes;
●	any requirement to materially vary any ongoing clinical trial protocol;
●	third party litigation, including patent litigation, being brought against the Company and including the litigation brought by MD Anderson;
●	a requirement to pay any third party upfront, milestone, royalty or other payments in order to continue to develop or commercialize any of our cell therapies, including our allogeneic cell therapies;
●	a requirement to create additional infrastructure to support our ongoing operations, including future commercialization efforts;
●	any inability to recruit patients to our clinical trials on a timely basis necessitating the need to open additional clinical sites or otherwise enable increased recruitment or to extend the duration of such trials;
●	faster than expected recruitment of patients in our clinical trials or provision of commercial orders for TECELRA necessitating recruitment of additional resources to ensure cell therapies can be manufactured and provided to patients;

●	any unplanned capital expenditure including any requirement to increase or enhance manufacturing capability or invest in additional manufacturing facilities;
●	changes in the timing on when we receive payments from our third party collaborators, in particular Galapagos;
●	business activities and negotiations including agreements with third parties for collaborations, combinations, mergers or acquisitions which do not execute or finalize on suitable terms or do not complete as expected;
●	any requirement to repay further loan amounts under the Loan Agreement through breach of covenants and obligations under the agreement or otherwise; or
●	inability of third parties to provide critical supplies on a timely basis necessitating alternative or additional third party supplies to be put in place.

We may be unable to obtain additional funding on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will have to significantly delay, scale back or discontinue the development or commercialization of our cell therapies or other research and development initiatives. Inability to raise additional funding may result in a requirement to repay the remaining loan amounts under our Loan Agreement. Our license and supply agreements may also be terminated if we are unable to meet the payment obligations under these agreements. We could be required to seek collaborators for our cell therapies at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available or relinquish or license on unfavorable terms our rights to our cell therapies in markets where we otherwise would seek to pursue development or commercialization ourselves.

Although our financial statements have been prepared on a going concern basis there is substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, the Company had cash and cash equivalents of $91.1 million, marketable securities of $60.5 million, and stockholders’ equity of $11.8 million. During the year ended December 31, 2024, the Company incurred a net loss of $70.8 million, used cash of $73.2 million from its operating activities, and generated revenues of $178.0 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods. Having evaluated certain conditions and events, the Company has concluded that substantial doubt exists as to whether we can continue as an ongoing business within one year after the date the financial statements are issued.

We executed a restructuring of the company to reduce headcount and expenses in early 2025. We have paused spend on the PRAME and CD-70 preclinical programs. Despite this restructuring we must obtain additional capital to continue funding planned operations. We may be unable to obtain sufficient additional capital to continue funding our operations or, if we do, it may be insufficient and/or on terms that are unfavorable to our existing shareholders. Any future fundraising, if possible, is likely to be highly dilutive to our existing shareholders and may also divert our management from its day-to-day activities.

If the Company fails to obtain additional funding, it may be required to:

●	further reduce or stop activities and operations of the business in order to reduce or eliminate ongoing expenditure. Any such reduction could significantly delay the timelines under which we can bring new products to the market (including lete-cel) or our ability to commercialize TECELRA;
●	further reduce headcount and expenditure which will in turn reduce the activities and operations of the business;
●	repay all or part of the remaining loan advances received under the Loan Agreement in accordance with the terms of the Loan Agreement (including any applicable repayment charges or costs);

●	seek further third party alliances for existing assets, including TECELRA, on terms that are less favorable than might otherwise be available;
●	seek an acquirer for all or part of the business on terms that are less favorable than might otherwise be available; and
●	relinquish or license on unfavorable terms or rights to technologies, intellectual property or product candidates we would otherwise seek to develop or commercialize ourselves.

Inability to obtain additional funding may also impact on existing business relationships resulting in termination or variation of those relationship.

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

The U.K. government has introduced some changes to the U.K. research and development credit rules. These changes may give rise to a reduction in our U.K. research and development credit claims in the future. These came into effect on February 22, 2024. These changes include combining the current SME R&D Tax Credit Scheme and RDEC Schemes with a single 20% gross rate applying to all claims with an exception for R&D Intensive SMEs. For entities which qualify as R&D Intensive SMEs, a higher effective cash tax benefit of 27% will be available. The legislation also includes changes to other rules and types of qualifying expenditure, such as the treatment of subcontracted and overseas costs. These changes may give rise to an increase in our U.K. research and development credit claims in the future if the Company qualifies as an R&D Intensive SME.

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

We have one cell therapy approved for commercial sale, have generated limited revenue to date from sales of our marketed cell therapy. We may never become profitable.

Our ability to generate sufficient revenue and achieve profitability depends on many factors, including:

●	progressing further cell therapies through preclinical development and clinical development without substantial delays;
●	demonstrating a favorable benefit (efficacy parameters): risk (safety) profile for our cell therapies;

●	obtaining regulatory approvals and marketing authorizations for our cell therapies;
●	developing sustainable and scalable manufacturing and supply processes for our cell therapies to support commercial supply;
●	obtaining market acceptance, pricing and reimbursement of our cell therapies as viable treatment options;
●	the costs of commercializing any cell therapy including any post-marketing approval obligations; and
●	the indications any cell therapy is approved in, the patient population treatable with any cell therapy and the speed with which we are able to launch a cell therapy and commercialize that cell therapy with treatment centers.

Risks Related to the Commercialization and Marketing of Our Cell Therapies

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

TECELRA is approved under accelerated approval in the U.S. based on overall response rate and duration of response. Continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. Our ability to obtain traditional approval for TECELRA may require the conduct of additional studies and will require ongoing discussions with the FDA. Any additional work required to satisfy the conditions of accelerated approval will require additional finances, and any ability to obtain any additional required capital or equivalent sources of finance may delay or prevent our ability to maintain approval for TECELRA.

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

Use of TECELRA to treat a patient involves genetically engineering a patient’s T-cells. This is a relatively novel treatment approach that carries inherent development risks including the following, any of which can result in delays to our ability to provide confirmatory evidence of TECELRA’s effectiveness:

●	Further development, characterization and evaluation may be required if post-marketing or clinical data suggest any potential safety risk for patients. The need to develop further assays, or to modify in any way the protocols related to TECELRA to improve safety or effectiveness, may delay the commercialization and further clinical development;
●	End users and medical personnel require a substantial amount of education and training in their administration of TECELRA either to engage in confirmatory clinical trials and recruit patients or ultimately to provide TECELRA to patients;
●	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future;
●	There is the potential for delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. In part for this reason, the FDA recommends a 15-year follow-up observation period for all surviving patients who receive treatment using gene therapies in clinical trials; and
●	Negative results seen in third party clinical trials utilizing gene therapy products may result in regulators halting development and commercialization of our cell therapies, including TECELRA, or in requiring additional data or requirements prior to our cell therapies progressing to the next stage of development.

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

Delays or failures in the manufacture of TECELRA (whether by us, any collaborator or our third party contract manufacturers) may result in a patient being unable to receive TECELRA or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our confirmatory clinical trials and commercialization. With a commercial product delays or failure to manufacture could additionally lead to claims by patients for reimbursement or damages. Such delays or failure or inability to manufacture can result from, inter alia:

●	a failure in the manufacturing process itself for example, by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;

●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example, as a result of an import or export hold-up) or supplier error;
●	inability to have enough manufacturing slots to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure components, consumables, ingredients, or starting materials, or to manufacture starting materials (including at our U.K. vector facility), as a result of supply chain issues;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing TECELRA at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility, it would not be possible to find alternative manufacturing capability for TECELRA within the timescales required for patient supply including for commercial supply;
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started. In the context of commercial supply, this could result in cancellation of order for the commercial cell therapy or a claim from the patient;
●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of TECELRA. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture;
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs;
●	allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs;
●	reduction in available workforce to perform manufacturing processes, for example, as a result of a COVID-19 outbreak or equivalent pandemic or workforce exhibiting potential COVID-19 symptoms or equivalent pandemic symptoms, and pending receipt of test results for infection; or
●	changes in the manufacturing and supply process. Any changes to the manufacturing process may require amendments to be made to regulatory applications or comparability tests to be conducted which can further delay timeframes. If TECELRA manufactured under the new process has a worse safety or efficacy profile than the prior product or the process is less reproducible than the previous process, we may need to re-evaluate the use of that manufacturing process, which could significantly delay or even result in the halting of our confirmatory clinical trials and commercialization.

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

We may not be able to obtain marketing approvals of our cell therapies including lete-cel as broadly as planned or on the timescales we plan.

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

Our estimates of the patient population that may be treated by our cell therapies including afami-cel and lete-cel is based on estimates informed by published information. This information may not be accurate in relation to our cell therapies and our estimates of potential patient populations could therefore be much higher or lower than those that are actually available or possible for commercialization. In addition, these estimates are based on assumptions about the number of eligible patients which have the peptide and HLA type targeted by the applicable cell therapy. Different patient populations will present different peptides according to their specific HLA type. HLA types vary across the patient population and, due to this variability, any therapy will initially only be suitable for treatment of patients expressing the particular HLA type presenting the relevant peptide.

The review and approval of a BLA for lete-cel may not occur on the anticipated timelines, and we cannot be certain that the FDA will grant final marketing approval.

We are intending to submit a rolling BLA for lete-cel later in 2025 which will then be reviewed by the FDA. The FDA could refuse to grant marketing approval for lete-cel. In addition, should that review identify any additional requirements for information or further work, the date on which we receive marketing approval, could be significantly delayed pending provision of that information, conduct of any further work and further review by the FDA of the additional information and data from work. There is no guarantee that we will obtain marketing authorization for lete-cel within currently anticipated timelines, or that the marketing authorization will not impose further or additional requirements associated with the commercialization of lete-cel.

Approval of a BLA can be delayed or denied by the FDA for several reasons, including but not limited to those outlined above. In particular, the FDA may conclude that the data submitted in support of the BLA are insufficient to demonstrate a favorable benefit/risk profile in the proposed patient population without the submission of additional information or data, which could require the conduct of additional clinical studies and the resubmission of the BLA.

In addition the BLA approval may provide a product label with reduced scope to the label currently anticipated. This will impact the number of patients that we can treat with lete-cel.

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

Following approval our cell therapies, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our cell therapies will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. In addition regulatory authorities may impose additional restrictions or require amendments to our product label after marketing approval in the event of additional adverse events with our cell therapy or of other adverse events seen with similar cell therapy products.

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

We may not be able to develop or obtain approval for the analytical assays and companion diagnostics required for commercialization of our cell therapies including lete-cel.

Administration of our cell therapies requires the use of an immuno-chemistry or other screening assay in which patients are screened for the presence of the cancer peptide targeted by our cell therapies. For example, prior to TECELRA being administered, patients are screened for the presence of MAGE-A4. This assay requires the identification of suitable antibodies which can be used to identify the presence of the relevant target cancer peptide. Our patients are also screened for their HLA-type as only patients with certain HLA-types can receive our cell therapies.

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

We expect that, for all our cell therapies, the FDA and similar regulatory authorities outside of the U.S. will require the development and regulatory approval of a companion diagnostic assay as a condition to approval. We also expect that the FDA may require PMA supplemental approvals for use of that same companion diagnostic as a condition of approval of additional cell therapies. We rely in large part on third parties to perform these functions and develop and provide the companion diagnostics.

If we or our collaborators, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostic assays for use with any cell therapy, or are unable to obtain regulatory approval or experience delays in either development or obtaining regulatory approval, we may be unable to identify patients with the specific profile targeted by the relevant cell therapy for enrollment in our clinical trials. In addition, delay in development and approval of any companion diagnostic may also impact our ability to obtain a marketing approval for the therapeutic product and to commercialize the therapeutic product. For example, delays in the development of a companion diagnostic for detection of the NY-ESO antigen in synovial sarcoma and myxoid liposarcoma indications may result in delays to any marketing approval for lete-cel in those indications. Accordingly, further investment may be required to further develop or obtain the required regulatory approval for the relevant companion diagnostic assay, which would delay or substantially impact our ability or our collaborators’ ability to conduct further clinical trials or obtain regulatory approval.

Where the FDA does not approve the use of these diagnostic assays this could delay the launch of our cell therapy products, including lete-cel.

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

We have recruited a sales and field force and will need to continue to hire and develop the sales function and associated support network for the supply of our cell therapies, including TECELRA and lete-cel on a commercial basis. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain suitably skilled and experienced marketing and sales personnel. To expand commercialization or to commercialize outside of the US, additional resources or alliances with third parties will be required. There can be no assurance that we will be able to establish or maintain any required arrangements, or even if we are able to do so, that they will result in effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from cell therapy sales may be lower than if we had commercialized our cell therapies ourselves.

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

Our inability to obtain sufficient product liability insurance at an acceptable price to protect against potential product liability claims could also prevent or inhibit the commercialization of our cell therapies. We clinical trial insurance coverage, products and services liability insurance and public liability insurance, which are all capped at certain levels. These levels may not be adequate to cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Any reduction in reimbursement from Medicare or other government programs may adversely affect our future profitability.

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

Our cell therapies may not achieve regulatory approval or proceed to the next stage of development. All of our cell therapies other than TECELRA and lete-cel require further development before a BLA can be filed with any regulatory authority to permit commercialization. Results seen in early clinical trials or pre-clinical testing, may not be predictive of the data we will obtain in our clinical trials including later phase clinical trials. Negative results in any cell therapy clinical program may also impact our ability to continue with clinical development of other similar cell therapies. Although each cell therapy may target a different cancer peptide or protein, the underlying technology platform and other aspects of our clinical programs are the same or substantially similar for many of our cell therapies. Accordingly, a failure or delay in any one program may affect the ability to obtain regulatory approval to continue or conduct clinical programs for other cell therapies.

The data produced in preclinical testing and clinical trials for our preclinical and clinical-stage cell therapies is at an early stage, and future data may not support continued progression of any of these therapies through development.

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

Progression of new cell therapies into clinical trials is inherently risky and dependent on the results obtained in preclinical programs, the results of other clinical programs and any other activities which may impact our ability to commence clinical trials, for example, availability of manufacturing process and components. If any issues are identified during any cell therapy development, we may experience significant delays in development of pipeline candidates including our PRAME and CD70 programs. We have paused all spend on the PRAME and CD70 programs which may delay progression of these programs through preclinical development and into clinical development. This may also impact our ability to achieve certain financial milestones, for and the expected timeframes to market any of our cell therapies.

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

Summary information on adverse events (“AEs”) seen in relation to each of our cell therapies are provided below

Afami-cel:

●	As of December 27, 2024, 187 patients received at least one dose of transduced cells of afami-cel across multiple studies. 167 (89.3%) patients experienced adverse events. Adverse events occurring in >10% of subjects considered by investigators to be at least possibly related to afami-cel include CRS, pyrexia, neutropenia/neutrophil count decreased, fatigue, leukopenia/WBC decreased, sinus tachycardia/tachycardia, lymphopenia/ lymphocyte count decreased, nausea, hypotension, rash, thrombocytopenia/platelet count decreased, chills, anaemia/RBC, hypophosphataemia and headache.

●	Serious adverse event (SAEs), considered by investigators to be at least possibly related to afami-cel were reported for 47 (25.1%) subjects under the program. These events include empyema, sepsis, cytokine release syndrome, pleural effusion, pneumothorax, pulmonary embolism, pyrexia, anemia, aplastic anemia, pancytopenia, cerebrovascular accident, encephalopathy, neurotoxicity, arrhythmia, alanine aminotransferase increased, aspartate aminotransferase increased, blood alkaline phosphatase increased, platelet count decreased, lymphoproliferative disorder, deep vein thrombosis, superior vena cava occlusion, acute kidney injury, arthralgia, pulmonary hemorrhage, adrenal insufficiency, white blood cell count decreased, tumor pain, infusion related reaction, hypercalcemia, COVID-19 pneumonia, respiratory failure, multiple organ dysfunction syndrome, cardiac arrest, and rash. Three of these subjects have had treatment related fatal SAEs: one patient experienced pancytopenia/aplastic anemia, one patient experienced cardiac arrest, and the other experienced a cerebrovascular accident (stroke).

●	Eleven subjects experienced long term follow up events. The events were thrombocytopenia/Platelet count decreased, pneumonia, sepsis, anemia/RBC decreased, bacteraemia, Covid-19, cerebral thrombosis, hemiparesis, herpes zoster, hyperthyroidism, lung disorder, pain, oral fungal infection and myelodysplastic syndrome.

ADP-A2M4CD8 (uza-cel):

●	As of November 22, 2023, in the SURPASS study, there have been 46 patients treated with ADP-A2M4CD8 monotherapy. The adverse events occurring in >10% of patients treated with ADP-A2M4CD8 monotherapy (n=46) and considered by investigators to be at least possibly related to ADP-A2M4CD8 include CRS, neutropenia/neutrophil count decreased, fatigue, anemia/red blood cell count decreased, thrombocytopenia/platelet count decreased, immune effector cell-associated neurotoxicity syndrome (ICANS), pleural effusion, pyrexia, rash, dyspnea, hypoxia, leukopenia/ white blood cell count decreased, sinus tachycardia/tachycardia, decreased appetite, febrile neutropenia, and lymphopenia/ lymphocyte count decreased.

●	SAEs, considered by investigators to be at least possibly related to ADP-A2M4CD8 monotherapy, were reported for 23 (50.0%) patients in the study. These events include CRS, ICANS, drug reaction with eosinophilia and systemic symptoms (DRESS Syndrome), rash, hypoxia, dyspnea, plueral effusion, device related infection, pneumonia, sepsis, anemia, pancytopenia, pyrexia, myocarditis,

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

Lete-cel:

●	As of January 27, 2023, 198 patients out of 199 patients experienced treatment emergent adverse events. Adverse events (AEs) occurring in >10% of subjects considered by investigators to be at least possibly related to Lete-cel include cytokine release syndrome (CRS),neutropenia/neutrophil count decreased, leukopenia/white blood cell decreased, thrombocytopenia/platelet count decreased, anaemia/red blood cell count decreased, pyrexia, rash/rash maculo-papular, fatigue, diarrhea, nausea, febrile neutropenia, hypophosphatemia, alanine aminotransferase increased, tachycardia, dyspnoea, decreased appetite, aspartate aminotransferase increased, lymphopenia/lymphocyte count decreased, hypotension, hypokalaemia, alopecia, chills, hypocalcemia, headache, hyponatremia, hypoalbuminemia, cough, vomiting, hypomagnesaemia, pruritus, blood alkaline phosphatase increased.

●	Serious adverse event (SAEs), considered by investigators to be at least possibly related to lete-cel, were reported for 92 (46%) subjects under the program. These events include CRS, febrile neutropenia, neutropenia/neutrophil count decreased, pyrexia, rash/rash maculo-papular, thrombocytopenia/platelet count decreased, anemia/RBC decreased, dyspnea, hypotension, pancytopenia, unspecified GVHD – other (lung, bone marrow, not specified), pleural effusion, acute GVHD –other (lung, bone marrow, not specified), device related infection, diarrhoea, nausea, bacteraemia, blood bilirubin increased , bone marrow failure, cardiac arrest, dermatitis exfoliative generalized,Guillain-Barre syndrome, hemorrhage intracranial, hyponatremia, hypoxia, immune effector cell-associated neurotoxicity syndrome (ICANS), leukopenia/white blood cell decreased, neutropenic sepsis, pericardial effusion, pneumonitis, staphylococcal infection, and tumor pain.

●	As of January 27, 2023, one hundred and eighty-two patients treated with lete-cel were in long term follow-up (LTFU) phase. In 90 safety population, potential Grade ≥3 delayed AEs includes pulmonary alveolar hemorrhage, BK virus infection, febrile neutropenia, herpes zoster, Guillain-Barre syndrome, peripheral motor neuropathy, and peripheral sensory neuropathy.

●	As of 27 Jan 2025, the IGNYTE study is closed to enrollment; the LTFU study is still ongoing. There has been no significant safety information received since 27 Jan 2023.

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

Any delay in our clinical trials will impact our ability to obtain clinical data from those trials and our ability to progress our business along anticipated timelines and to raise capital. Delays in clinical trials can also increase the costs incurred in performing those clinical trials or necessitate a need to initiate additional clinical trial sites. Our ability to progress our clinical trials is dependent on a number of factors including:

●	Finding clinical sites prepared to carry out the relevant clinical trials, screening of patients by the clinical sites, recruitment of patients both in terms of number and type of patients and general performance of the relevant clinical site.

●	The ability of our clinical sites to recruit patients on the timelines we expect. It can be difficult for clinical sites to find patients that express both the required HLA-type (if required) and required antigen type and which also meet the inclusion criteria for our clinical trials
●	The patient population in which any required peptide antigen is presented. The patient population may be lower than expected which will increase the timescales required to find and recruit patients into the applicable clinical trial. Screening of a large number of patients is required to identify HLA and tumor antigen positive patients for all of our clinical trials with our engineered T-cells.
●	Our ability to select, initiate and activate clinical sites on the timelines we expect. Selection and activation of clinical trial sites can take a long period of time and includes requirements to assess the clinical trial site, obtain IRB approval of clinical trial protocols, negotiate and execute clinical trial agreements and educate study staff to enable them to carry out the clinical trial.
●	Any requirement to change clinical trial design as the clinical trial progresses. It is also difficult to predict whether changes may be required to any clinical trial design as our clinical trials progress. The need to make changes to any clinical trial design can result in delays to the performance of that clinical trial whilst any changes are approved by the FDA or other relevant authority and implemented at applicable clinical trial sites.
●	Any competition for patients at our clinical sites. Many of our clinical trial sites have multiple clinical trials ongoing which compete for patients in any specific indication. We may have to wait before treating patients while patients complete existing clinical trials or receive other treatment therapies for their cancer. Moreover, because our cell therapies represent a departure from more commonly used methods for cancer treatment, potential patients and their physicians may opt to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enrollment in any of our current or future clinical trials. This may also mean we cannot recruit patients at a suitable time in their disease progression.
●	Any change in the standard of care for patients. Where standard of care for patients changes clinical sites may no longer be prepared to continue with any clinical trial or require amendments to agreed protocols for clinical trials. Such circumstances can lead to the suspension of the relevant clinical trial at a site, inability to recruit further patients at that clinical site or a requirement to amend the protocol, all of which will delay or potentially halt progression of a cell therapy through clinical trials.
●	Any country-specific requirement. In certain countries, additional data, studies or documentation may be required ahead of any clinical trial starting. For example, comparability studies may be required in relation to any changes in manufacturing process and the extent of these comparability studies can vary between different countries. This can result in delays to the start of any clinical trials in those countries and lead to increased research and development being required ahead of the start of those clinical trials.
●	The severity of the disease we are trying to treat and the type of patient we are trying to recruit. For many of our clinical trials patients have received numerous prior therapies and have few or no other remaining treatment options. Given the late stage of their disease the patients also tend to be very ill and hence require treatment quickly and have the potential for increased SAEs following treatment. Depending on the protocol it can be difficult to find patients that meet the inclusion requirements for our clinical trials and can wait for manufacture of our cell therapy products.
●	The clinical trial protocol design and in particular the inclusion and exclusion requirements applicable to the clinical trial.

●	Patient referral practices. It is common for investigators or physicians not to refer patients to other investigators or physicians either within their own clinical sites or to other clinical sites. This increases the number of clinical sites which have to be initiated in order to recruit patients to our clinical trials.
●	Availability of reimbursement from insurance companies. The availability of reimbursement for patients to participate in clinical trials can impact on their ability to enroll in our clinical trials.

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

The success of our cell therapies depends on both the identification of target peptides presented on cancer cells, which can be bound by our cell therapy products, and isolation and affinity enhancement of receptors including TCRs, which can be used to treat patients if regulatory approval is obtained. Any failure to identify and validate further target peptides will reduce the number of potential cell therapies that we can successfully develop, which in turn will reduce the commercial opportunities available to us and increase our reliance on our existing cell therapies. Delays in our ability to identify and develop target peptides and cell therapies, including as caused by lack of financing, pandemics such as COVID-19 or similar, may also impact our ability to progress development of programs and obtain additional funds to support our business.

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

Delays or failures in the manufacture of cell therapies (whether by us, any collaborator or our third party contract manufacturers) can result in a patient being unable to receive their cell therapy or a requirement to re-manufacture which itself then causes delays in manufacture for other patients. Any delay or failure or inability to manufacture on a timely basis can adversely affect a patient’s outcomes and delay the timelines for our clinical trials. With a commercial product delays or failure to manufacture could additionally lead to claims by patients for reimbursement or damages. Such delays or failure or inability to manufacture can result from:

●	a failure in the manufacturing process itself for example, by an error in manufacturing process (whether by us or our third party contract manufacturing organization), equipment or reagent failure, failure in any step of the manufacturing process, failure to maintain a GMP environment, failure in quality systems applicable to manufacture, sterility failures, contamination during process;
●	a lack of reliability or reproducibility in the manufacturing process itself leading to variability in end manufacture of cell therapy. Should the process be unreliable, the relevant regulatory agency (such as the FDA in the U.S.) may place a hold on a clinical trial or request further information on the process which could in turn result in delays to the clinical trials;

●	variations in patient starting material or apheresis product resulting in less product than expected or product which is not viable, or which cannot be used to successfully manufacture a cell therapy;
●	product loss or failure due to logistical issues including issues associated with the differences between patients’ white blood cells or characteristics, interruptions to process, contamination, failure to supply patient apheresis material within required timescales (for example, as a result of an import or export hold-up) or supplier error;
●	inability to have enough manufacturing slots to manufacture cell therapies for patients as and when those patients require manufacture;
●	inability to procure components, consumables, ingredients, or starting materials, or to manufacture starting materials (including at our U.K. vector facility), as a result of supply chain issues;
●	loss of or close-down of any manufacturing facility used in the manufacture of our cell therapies. For example, we will be manufacturing afami-cel at our Navy Yard manufacturing facility. Should there be a contamination event at the facility resulting in the close-down of that facility, it would not be possible to find alternative manufacturing capability for afami-cel within the timescales required for patient supply including for commercial supply. In addition, as with many pharmaceutical manufacturing facilities, the facility will have periods of time within which it cannot be used for manufacture of patient product to enable routine checks to be performed on the facility;
●	loss or contamination of patient starting material, requiring the starting material to be obtained again from the patient or the manufacturing process to be re-started. In the context of commercial supply, this could result in cancellation of order for the commercial cell therapy or a claim from the patient;
●	a requirement to modify or make changes to any manufacturing process. Such changes may additionally require comparability testing which then may reduce the amount of manufacturing slots available for manufacture of our cell therapies. Delays in our ability to make the required modifications or perform any required comparability testing within currently anticipated timeframes or that such modifications or comparability testing, when made, will obtain regulatory approval or that the new processes or modified processes will successfully be transferred to the third party contract suppliers within currently anticipated timeframes can also impact timelines for manufacture;
●	reduction or loss of the staff resources required to manufacture our cell therapies at our facilities or those of our CMOs;
●	allocation of the resources, materials, and services of any collaborator or our third party contract manufacturers away from our cell therapy programs;
●	reduction in available workforce to perform manufacturing processes, for example, as a result of a pandemic, such as the COVID-19 outbreak or similar pandemic or workforce exhibiting potential pandemic symptoms, and pending receipt of test results for infection;
●	increased country-specific requirements. For example, our current manufacturing site is in the U.S. and this means that for patients outside of the U.S. there is a need to transfer patient-specific apheresis material from clinical sites in Europe to the manufacturer in the U.S., for the patient product to be converted into our end cell therapy product, for that product to be released for use in Europe and then for that cell therapy product to be transported back to the site in Europe for administration to the patient. The supply and manufacturing chain required to achieve this is very complex and could be subject to failures at any point
●	inability to engage with third party manufacturers within the timelines required to support planned activities. For example, we are using a series of third party contract manufacturing organizations to

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

We have product liability insurance and insurance to cover certain business interruption events. However, because our level of insurance is capped, it may be insufficient to fully compensate us if any of these events were to occur in the future.

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

Given we now manufacture cell therapies at our own U.S. manufacturing facility and lentiviral vectors at a dedicated U.K. vector facility, regulatory authorities might raise non-compliance issues or require us to make changes to the way in which we operate our facilities. This may result in a delay in our ability to manufacture cell therapies at our own facility or in our ability to supply vector material for use in the manufacturing process, including in connection with our collaboration with Galapagos. In addition, any cell therapy or vector produced in any of our facilities might not be able to meet regulatory requirements and we may be unable to recruit and maintain sufficient staff to enable manufacture of products within required timescales. Resourcing of cell manufacturing facilities is increasingly competitive, which may restrict the number of available skilled operators which can be recruited at our manufacturing facilities. Any failure to meet regulatory requirements or produce cell therapies and vector according to regulatory requirements could result in delays to our clinical programs, potential side effects and even fatalities to patients and may result in withdrawal of regulatory approval for our manufacturing facility.

As part of our BLA review process for lete-cel, our Navy Yard manufacturing facility will be inspected for compliance with regulatory requirements. Should the facility fail to pass such inspection and changes be required to the facility or manufacturing process, there will be a delay in the approval of marketing authorization for lete-cel.

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

We have obtained RMAT designation (Regenerative Medicine Advanced Therapy designation) from the FDA for afami-cel for the treatment of synovial sarcoma. In January 2025, lete-cel was granted breakthrough therapy designation by the U.S. FDA for the treatment of patients with unresectable or metastatic myxoid liposarcoma who have received prior anthracycline-based chemotherapy, are positive for HLA-A*02:01, HLA-A*02:05, or HLA-A*02:06, and whose tumor expresses the NY-ESO-1 antigen. We may apply for similar status or accelerated programs in other countries and for other of our products and indications. However, given the novel nature of our cell therapies, it is difficult for us to predict whether the FDA or other regulatory authorities will approve such requests or what further clinical or other data may be required to support an application for such accelerated approval procedures. It is possible that the FDA could rescind our RMAT or other designations, if the agency determines that our cell therapies no longer meet the qualifying criteria.

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

There can be no assurance that any of our cell therapies will be eligible for orphan drug designation in the U.S. or in other jurisdictions or that it will obtain orphan drug exclusivity upon approval or that we will not lose orphan drug designation for afami-cel and lete-cel. Inability to obtain orphan drug designation for a specific cell therapy or loss of such designation for afami-cel or lete-cel in the future would prevent any ability to take advantage of the financial benefits associated with orphan drug designation and would preclude us from obtaining marketing exclusivity upon approval, if any. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition.

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

We use hazardous and biological reagents and materials in our research and development at our U.K. site. We have obtained the appropriate certification or ensured that such certification has been obtained as required for the use of these reagents but our use is subject to compliance with applicable laws and there is a risk that should any third party or employee suffer injury or damage from radioactive, hazardous or biological reagents that we may incur liability or obligations to compensate such third parties or employees. We have employer’s liability insurance and public liability insurance capped at certain limits; however, these amounts may be insufficient to compensate us if these events actually occur in the future.

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

However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-

corruption laws or Trade Control laws by U.K., U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Risks Related to Our Reliance Upon Third Parties

We rely on Galapagos in relation to the performance of the collaboration agreement between us and for progression of uza-cell into the clinic.

Development of uza-cell will depend heavily on the performance of Galapagos under the ongoing collaboration and payments made by our collaborators to us in relation to such development. In particular:

●	Research funding, development or sales milestones or product royalties or any other sums might not become due or payable to us at any time or on the time frames currently expected.
●	Galapagos has a right to terminate the collaboration agreement. Termination may impact not only our requirement for additional investment or capital but also the timeframes within which current research and development programs (including clinical programs) can be performed or whether we can continue to perform those research and development programs at all.

●	Any research or development plan agreed upon in our collaborations may be delayed or may be unsuccessful or fail to result in therapies that are feasible for further development or commercialization.
●	Changes to the development plans or agreement may impact the timing and extent of milestone payments, the amount of research funding received, the nature of the relationship with our collaborators or the scope of the collaboration.
●	Delay in performance of responsibilities under any research or development plan could impact our ability to progress uza-cell through research and development, including where Galapagos delays the performance of any of its responsibilities.
●	Galapagos has the ability to influence or control certain decisions relating to the development of therapies covered by collaboration. This ability could result in delays to the research and development programs covered by the collaboration or changes to the scope of those programs, including the disease indications relevant to such clinical programs.

We rely on third parties to manufacture and supply our cell therapies and to develop next-generation cell therapies, and we may have to rely on third parties to produce and process our cell therapies, if approved.

We rely on a limited number of third-party manufacturers and third party service providers for clinical trial product supplies and services and supply of vector for our commercial product, and as a result we are exposed to the following risks:

●	We may be unable to contract with manufacturers on commercially acceptable terms or at all because the number of potential manufacturers is limited and the FDA, EMA and other comparable foreign regulators must approve any replacement manufacturer, which would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, and develop substantially equivalent processes for, production of our cell therapies after receipt of any applicable regulatory approval.
●	We may not be able to obtain lentiviral delivery manufacturing slots with third party contract manufacturers within the timescales we require for supply of lentiviral delivery vector or to obtain agreed dates for such manufacturing slots sufficiently in advance of the requirement for supply.
●	Our third-party manufacturers might be unable to timely formulate and manufacture our cell therapies or produce the quantity and quality required to meet our clinical trial and commercial needs or to provide commercially viable product on the timelines we require or at all, which may necessitate a change in third-party manufacturers or a requirement to further develop internal capabilities, all of which may result in delays to clinical trials or to commercialization plans.
●	With any new manufacturing process or new CMO we will need to transfer the manufacturing process or new process to that CMO. Any delay in the development and transfer of these new processes to the third-party contract supplier or inability of the third-party contract supplier to replicate or carry out the transferred process at the appropriate level and quality or in a reproducible fashion will result in delays in our ability to progress clinical programs, further develop our cell therapies and obtain marketing approval for our cell therapies.
●	Introduction of new raw material or intermediate material manufacturers, such as CMOs for vectors, may require comparability testing to be carried out to show that the manufacturing process and end material is comparable to the currently used manufacturing process and/or material. Any inability to show comparability or delay in comparability testing may result in delays to the supply of the affected materials and as a result delays to clinical trials.

●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately, or we may be unable to transfer our manufacturing processes to contract manufacturers successfully or without additional time and cost. Even where CMOs fail to manufacture our cell therapies successfully, it may not be possible to achieve re-manufacture quickly or without expending resources or additional costs.
●	Our future contract manufacturers may not perform as agreed, may be acquired by competitors or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our cell therapies. In addition, contract manufacturers may not manufacture within agreed timescales for manufacture and/or may cancel pre-agreed manufacturing slots, which would result in delays in manufacturing and could require us to find replacement manufacturers which may not be available to us on favorable terms or at all.
●	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, EMA, and other comparable foreign regulators and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Although we do not have day-to-day control over third-party manufacturers’ compliance with these regulations and standards, we are responsible for ensuring compliance with such regulations and standards.
●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our cell therapies. Our third party manufacturers may use processes which infringe or potentially infringe third party intellectual property rights which may result in inability to use such processes going forward, an increase in the pricing of such processes or a need to change a different process.
●	Our third party manufacturers may fail to perform testing and analysis services accurately, in a manner that can be interpreted or on a timely basis. This could delay or prevent release of our cell therapies and as a result delay clinical trials and patient treatment.
●	Our third-party manufacturers could breach or terminate their agreement with us.
●	Our third-party manufacturers may cease to be able to do business with us (whether for insolvency or other reasons, including takeover, merger or acquisition) at a time when we are unable to source such manufacture elsewhere or at our own manufacturing facility.
●	Increased costs, unexpected delays, equipment failures, lack of reproducibility, labor shortages, natural disasters, power failures and numerous other factors which are outside of our control or which may be imposed by our CMOs. For example, moving to commercial phase manufacture usually incurs increased cost and qualification requirements at our CMOs. Such costs may be prohibitive, or such activities may not be able to be performed within appropriate timelines.
●	Our collaborators or third party contract manufacturers may allocate their resources, materials, and services away from our cell therapy programs.

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

In addition, we are focusing manufacture of our cell therapies and vectors for those cell therapies in a few manufacturing sites, namely our Navy Yard facility for certain autologous cell therapies and with a third party contract manufacturers for lete-cel. Should any facility be unable to manufacture our cell therapies or vectors for those cell therapies for any reason, including natural disaster, contamination or for any regulatory reason, we may be unable to supply cell therapies for our clinical trials unless we can procure manufacture from a third party manufacturer. There is no assurance that we will be able to procure manufacture from a third party manufacturer or that such manufacture will be provided within the timescales we require or at an acceptable price. Any change in manufacturer used to produce our cell therapies requires notification to regulatory authorities which can be time consuming. There is no assurance that regulatory authorities will agree that any change in manufacturer is acceptable or that the processes used at such manufacturer are comparable to the processes previously used and additional evidence of comparability may be required.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties which could be limited, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical trials and preclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug or biologic development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize our cell therapies. As a result, our financial results and the commercial prospects for our cell therapies would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Risk of Legal Proceedings

We are subject to legal proceedings, the outcome of which could be unfavorable to us

We are involved in or may in the future become involved in disputes as well as legal proceedings. MD Anderson has recently served legal proceedings on Adaptimmune. Those proceedings are at a very early stage and have not been resolved. Regardless of merit, resolving these proceedings or any other legal proceedings brought against us, is expensive, time consuming and disruptive to our operations, including to its management.

The outcome of legal proceedings is inherently uncertain and it may not be possible to resolve such proceedings on terms favorable to us. The final outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could materially affect our financial condition and operating results. MD Anderson are claiming damages of over $21 million (excluding legal fees and costs of court) which if deemed payable will materially affect our financial condition.

General Business Risks

We depend upon our key personnel and our ability to attract and retain employees.

We are heavily dependent on the ongoing employment and involvement of certain key employees in particular, Adrian Rawcliffe, our Chief Executive Officer; William Bertrand, our Chief Operating Officer; John Lunger, our Chief Patient Supply Officer; Dr. Joanna Brewer, our Chief Scientific Officer; Dr. Elliot Norry, our Chief Medical Officer; and Cintia Piccina, our Chief Commercial Officer. We do not hold key-man insurance for our senior managers.

Our business is dependent on our ability to recruit experienced and suitably trained employees or consultants, and to retain such employees on a long-term basis. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice which could result in us being unable to conduct our business in accordance with current timelines and priorities. Although we have employment agreements with all of our employees in the U.K., these employment agreements provide for a mutual nine months’ notice period in the case of Dr. Brewer; mutual three months’ or two months’ notice periods in the case of senior managers and mutual one-month notice periods for all other employees. In the U.S., the employment agreements provide for at-will employment except that, under their employment agreements, Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger, Dr. Norry and Ms. Piccina must provide 60 days’ written notice and our senior vice-presidents must provide 30 days’ written notice. This means that any of our employees in the U.S., except for Mr. Rawcliffe, Mr. Bertrand, Mr. Lunger, Dr. Norry, Ms. Piccina and our senior vice-presidents, could leave our employment at any time, with or without notice.

In November 2024, we announced that we were reducing our headcount by approximately 33% and targeting approximately $300 million in aggregate cost savings over the next four years. The restructuring aims to prioritize the commercial sarcoma franchise and R&D programs with the highest potential return on invested capital and transformational benefit to patients, and the Company plans to focus an increasing proportion of its corporate functions in the US. As part of this restructuring, we announced in December 2024 that Helen Tayton-Martin, our Co-founder and Chief Business and Strategy Officer, and Gavin Wood, our Chief Financial Officer, would step down on March 31, 2025 and May 31, 2025 respectively. Any headcount reduction may impact our ability to retain other experienced members of staff which could in turn impact our ability to progress our development programs on the timelines currently expected.

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

Risks Related to Ownership of our American Depositary Shares (ADSs)

The market price and trading volume of our ADSs may be volatile.

Many factors may have a material adverse effect on the market price of the ADSs, including but not limited to:

●	the commencement, enrollment or results of our planned clinical trials;
●	the loss of any of our key scientific or management personnel;

●	announcements of the failure to obtain regulatory approvals or receipt of a complete response letter from the FDA;
●	announcements of undesirable restricted labeling indications or patient populations, or changes or delays in regulatory review processes;
●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws or regulations applicable to T-cells;
●	any adverse changes to our relationship with licensors, manufacturers or suppliers;
●	the failure of our testing and clinical trials;
●	unanticipated safety concerns;
●	the failure to retain our existing, or obtain new, collaboration partners;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	the achievement of expected product sales and profitability;
●	the failure to obtain reimbursements for T-cells, if approved for marketing, or price reductions;
●	manufacture, supply or distribution shortages;
●	acquisitions or mergers and business deals announced by us or our competitors;
●	the progress of competing treatment options and products or advent of new products which could impact the uptake or commercial value of our cell therapies;
●	actual or anticipated fluctuations in our operating results;
●	our cash position;
●	changes in financial estimates or recommendations by securities analysts;
●	potential acquisitions;
●	the trading volume of ADSs on the Nasdaq Global Select Market (“ Nasdaq”);
●	sales of our ADSs by us, our executive officers and directors or our shareholders in the future;
●	general economic and market conditions and overall fluctuations in the U.S. equity markets including, but not limited to, as resulting from geopolitical factors and natural disasters and economic effects of such factors; and
●	changes in accounting principles.

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

Our American Depository Shares (ADSs) are listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price must not fall below $1.00 per ADS for 30 consecutive business days. On November 1, 2024, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), because the minimum bid price of the Company’s American Depositary Shares (“ADSs”) had been below $1.00 per share for 30 consecutive business days (the “Notice”). The Notice has no immediate effect on the listing or trading of the Company’s ADSs on The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 30, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s ADSs must be at least $1.00 per ADS for a minimum of ten consecutive business days during this 180 calendar day grace period, unless Nasdaq exercises its discretion to extend this ten-day period. In the event the Company does not regain compliance with the minimum bid price requirement by April 30, 2025, the Company may be eligible for an additional 180 calendar day compliance period if it elects to transfer to The Nasdaq Capital Market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. However, if it appears to Nasdaq’s staff that the Company will not be able to cure the deficiency or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. The Company may appeal any such determination to delist its securities, but there can be no assurance that any such appeal would be successful.

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

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. Sales of a substantial number of our ADSs in the public market could occur at any time. In addition, we have registered an aggregate of 365,181,309 ordinary shares that we may issue under our equity compensation plans and, as a result, they can be freely sold in the public market upon issuance and following conversion into ADSs, but subject to volume limitations applicable to affiliates under Rule 144. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of December 31, 2024, an aggregate of 129,110,391 options over our ordinary shares had vested and become exercisable. If a large number of our ADSs are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ADSs and impede our ability to raise capital in the future.

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

Complying with the rules and regulations applicable to public companies substantially increased our legal and financial compliance costs and made and continue to make some activities more time-consuming and costly. Our insurance costs have increased, particularly for directors and officers liability insurance, and we may be required to incur further substantial increased costs to maintain the same or similar coverage or be forced to accept reduced coverage in future. To the extent these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business or increase the requirement for future financing. These laws and regulations could also make it more difficult and expensive for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of the ADSs from Nasdaq, fines, sanctions and other regulatory action and potentially civil litigation

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidate.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of shareholders. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

We may be classified as a passive foreign investment company in any taxable year and U.S. holders of our ADSs could be subject to adverse U.S. federal income tax consequences.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. In addition, it is not entirely clear how to apply the income test to a company like us, which for any particular taxable year may have gross income that is either entirely passive or that significantly exceeds any active gross income, but the overall losses of which from research and development activities exceed the overall amount of its gross income for that year. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, although not free from doubt, we do not believe that the Company was classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ended December 31, 2024. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have processes in place to regularly assess, manage and identify potential risks from cybersecurity threats. Our cybersecurity policies and processes are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools and processes that are designed to help identify and investigate any security incidents in a timely manner. When any risk or threat is identified we have a designated group of individuals including representatives from our information security team, finance team, compliance teams and legal teams who are involved in the assessment of the risk based on probability and potential impact to key business systems and processes. Risks that are considered to have a high impact to our business are incorporated into our enterprise risk management program. The tracking of these risks and the processes we have in place to address cybersecurity threats are tracked as part of our overall risk management program overseen by the Audit Committee of our board of directors.

We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary.

As part of our overall risk management system, we train our staff on the safeguards we have in place to mitigate cybersecurity threats and ensure employees are able to identify potential attempts to breach our security and how to report and deal with any potential threats. We have procedures in place to assess and manage potential supply chain risks posed by third-party vendors and collaborators. As part of our cybersecurity risk management program, we work with certain third-party vendors to assess their cybersecurity processes, including a process for requesting that vendors who have access to our systems and data complete cybersecurity questionnaires prior to onboarding.

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

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks. The Audit Committee of the board oversees our risk management program on behalf of the Board of Directors, which focuses on the most significant risks. Audit Committee meetings include discussions of any specific risk areas which are significantly increasing or which are of particular concern and at least once a year a third party expert in cybersecurity works with the Audit Committee and our Information Management team to assess the processes and controls we have in place around cybersecurity

We have introduced corporate policies and training on these policies for all of our staff. Our Information Management team, and in particular our information security team together with the corporate compliance team are responsible for ensuring compliance with these corporate policies. Our Chief Operating Officer and Compliance Officer oversees our policies and is primarily responsible to assess and manage material risks from cybersecurity threats, with assistance from third party experts as appropriate and our legal team. Our Global VP of Information Management has overall responsibility for our day to day cybersecurity procedures. We also have a Director heading up our global security and cybersecurity team and a dedicated member of the team overseeing cybersecurity threats and activities. Together those individuals have over 20 years of combined experience of information security.

Item 2.  Properties

The following table summarizes the facilities we lease as of December 31, 2024, including the location and size of the facilities, and their primary use.

Location	Approximate Square Feet	Primary Usage	Lease Expiration Dates

Abingdon, Oxfordshire, United Kingdom	67,140	Corporate headquarters , Research, Development, Process Development, Manufacturing, Administration	October 2041

Abingdon, Oxfordshire, United Kingdom	46,017	Manufacturing, Process Development, Research	October 2041

Philadelphia, Pennsylvania, United States	47,700	Manufacturing, Process Development, Research	October 2031

Cambridge, Massachussetts, United States	22,890	Research, Development, Process Development	January 2026

As of December 31, 2024, all of the above sites were utilized by the Company.

We believe that our existing facilities are adequate for our near-term needs and will continue to keep our space requirements under review.

Item 3.  Legal Proceedings

On December 2, 2024, the University of Texas M.D. Anderson Cancer Center (“MD Anderson”) served litigation in the District Court of Harris County against Adaptimmune LLC (“Adaptimmune”). The litigation relates to a Strategic Alliance Agreement between MD Anderson and Adaptimmune dated September 23, 2016. MD Anderson claims damages of over $21 million (excluding legal fees and costs of court) caused by Adaptimmune’s breach of contract. Alternatively, MD Anderson brings an action for quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and reformation. Adaptimmune provided its Original Answer, Affirmative Defenses, Special Exceptions and Counterclaims on January 22, 2025 denying all allegations of the MD Anderson petition and counterclaiming for breach of contract. MD Anderson filed a motion to dismiss Adaptimmune’s counterclaim, Special Exceptions and Original Answer to the counterclaim denying all allegations in the counterclaim on February 11, 2025. The case has not yet proceeded to discovery stage and we do not believe there is any merit to the claims being brought by MD Anderson.

Save as provided above, as of December 31, 2024, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

Our ADSs have been listed on The Nasdaq Global Select Market since May 6, 2015 and are traded under the symbol “ADAP”. Each ADS represents six ordinary shares.

Holders

As of March 21, 2025, there were approximately 27 holders of record of our ordinary shares, par value £0.001 per share, and approximately 16 holders of record of our ADSs. The closing sale price per ADS on Nasdaq on December 31, 2024 was $0.5387.

Equity Compensation Plans

For information about our equity compensation plans, see Part III, Item 11, below

Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2024.

Company Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2024.

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

Overview

We are a commercial-stage biopharmaceutical company working to redefine the treatment of solid tumor cancers with cell therapies. With the approval by the U.S. Food and Drug Administration (“FDA”) of our first biologics license application (“BLA”) for TECELRA, which is the first engineered T-cell therapy for the treatment of a solid tumor cancer approved in the U.S., we are now focused on its launch and commercialization.

We are planning commercial launch for our second T-cell immunotherapy, lete-cel, for people with synovial sarcoma and myxoid liposarcoma in 2026. This product will significantly expand our treatable patient population within our commercial sarcoma franchise with up to $400 million annual peak combined US sales from TECELRA and lete-cel. We estimate that approximately 400 newly diagnosed patients per year are biomarker eligible for TECELRA, and an incremental 600 newly diagnosed synovial sarcoma and myxoid liposarcoma patients per year in the US will be biomarker eligible for lete-cel.

In addition to our commercial sarcoma franchise we remain committed to our collaboration with Galapagos which uses our uza-cel candidate manufactured using the Galapagos manufacturing process. A clinical trial authorization to start a Phase 1 trial in head and neck cancer is planned for 2025.

During the fourth quarter of 2024 we announced that we were ceasing further investment in all non-core programs. We are undertaking a reduction in headcount of approximately 29% and a reduction of total operating expenses of approximately 25% (as compared to 2024 operating expenses). As of the end of February 2025, the majority of the headcount reduction has been completed. As part of this restructuring in December 2024, we also announced changes to our executive leadership team. In addition, we are implementing additional cost reduction for our preclinical PRAME and CD70 programs and are evaluating all strategic options to maximize shareholder value.

TECELRA and Commercialization

We are focused on the commercialization of TECELRA for the treatment of advanced synovial sarcoma and for which we received FDA approval on August 1, 2024. As of March 18, 2025, 20 ATCs are available to initiate the treatment journey for our patients and ten patients have been apheresed. We are confident that our full network of approximately 30 ATCs will be active by the end of 2025, covering an estimated 80% of patients treated in sarcoma centers of excellence. Companion diagnostics for biomarker detection are approved and available and we have adequate manufacturing capacity to meet orders. AdaptimmuneAssist is available to support our patients and HCPs.

Letetresgene autoleucel (“lete-cel”)

Lete-cel targets the NY-ESO antigen and has been in clinical trials (the IGNYTE-ESO trial) for people with synovial sarcoma and myxoid round cell liposarcoma (myxoid liposarcoma). It is the second product in our sarcoma franchise. Final data for the IGNYTE-ESO trial were reported at the Connective Tissue Oncology Society Annual Meeting (“CTOS”) in November 2024.

In January 2025, lete-cel was granted breakthrough therapy designation by the U.S. FDA for the treatment of patients with unresectable or metastatic myxoid liposarcoma who have received prior anthracycline-based chemotherapy, are positive for HLA-A*02:01, HLA-A*02:05, or HLA-A*02:06, and whose tumor expresses the NY-ESO-1 antigen.

Clinical Programs

During 2025 we anticipate filing an IND for ADP-5701 for a Phase 1 trial in Head and Neck Cancer in collaboration with Galapagos. The trial will utilize the uza-cel engineered T-cell Receptor (TCR) and Galapagos’ innovative decentralized cell therapy manufacturing platform. Uza-cel has shown encouraging results in head and neck cancer with partial responses in four out of five patients to date in a Phase 1 trial using Adaptimmune’s manufacturing platform.

Pre-Clinical Programs

Our preclinical pipeline is focused on the development of T-cell therapies directed to PRAME (ADP-600) and CD70 (ADP-520). We have implemented additional cost saving measures in relation to these programs.

Collaborations

We entered into a clinical collaboration agreement with Galapagos in May 2024. Under the collaboration agreement we will conduct a clinical proof-of-concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform (ADP-5701) in patients with head and neck cancer.

Prior collaborations with Genentech, relating to the research of “off-the-shelf” cell therapies, and GSK, relating to the transition of the NY-ESO and PRAME programs, have now either terminated or been concluded.

Corporate

We have facilities in the U.S. in Philadelphia and Boston, and in the U.K.

During the fourth quarter of 2024 we announced that we were ceasing further investment in all non-core programs. We are undertaking a reduction in headcount of approximately 29% and a reduction of total operating expenses of approximately 25% (as compared to 2024 operating expenses). As of the end of February 2025, the majority of the headcount reduction has been completed. The restructuring aims to prioritize the commercial sarcoma franchise and R&D programs with the highest potential return on invested capital and transformational benefit to patients. As part of this restructuring the Company plans to focus an increasing proportion of its corporate functions in the US. We are also seeking strategic alternatives for our off-the shelf allogeneic cell therapy program. As part of this restructuring, we announced in December 2024 that Helen Tayton-Martin, our Co-founder and Chief Business and Strategy Officer, and Gavin Wood, our Chief Financial Officer, would step down on March 31, 2025 and May 31, 2025 respectively.

In addition to the restructuring announced in 2024, in March 2025 we announced implementation of additional cost reduction for the PRAME and CD70 programs. We are currently evaluating all strategic options for the Company and its programs.

On March 24, 2025 we entered into an amendment to the Loan Agreement. Under the amendment we will pre-pay $25 million of the loan amount under the Loan Agreement together with certain accrued interest up to the date of such pre-payment.

Financial Operations Overview

We have generated losses since our inception in 2008, during which time we have devoted substantially all of our resources to the research and development of our cell therapies. We expect to continue to incur losses for the foreseeable future and our net losses may fluctuate significantly from quarter to quarter. Even though we have obtained marketing approval for our first cell therapies, TECELRA, it will take a period of time before any significant revenue is realized and the amount of revenue is heavily dependent on the success of our commercialization and the costs of supplies including any post-marketing requirements we are subject to. Our expenses may fluctuate significantly depending on the progress of our clinical trials, requirements to conduct additional clinical trials (including as a result of the filing of a BLA), requirement for further manufacturing to support our development activities, investment in additional manufacturing capabilities, requirements to support collaborations or engagement with third parties and investment in resources and infrastructure to support the commercialization of our cell therapies. Further information can be found in Item 1A. Risk Factors.

Revenue

The Company generates product revenue from sales of TECELRA.

The Company generates development revenue from collaboration agreements with customers. The Company had three development revenue-generating contracts with customers in the years ended December 31, 2024 and 2023, respectively: a collaboration agreement with Astellas that was terminated as of March 6, 2023, the Galapagos Collaboration Agreement (from May 30, 2024), a strategic collaboration and license agreement with Genentech that was terminated as of September 23, 2024 and the GSK Termination and Transfer Agreement from April 11, 2023. The original collaboration and license agreement with GSK was terminated in 2022.

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

On September 23, 2024, Adaptimmune Limited entered into a Mutual Release Agreement with Genentech. The Mutual Release Agreement, among other things, resolved and released each party from any and all past, present and future disputes, claims, demands and causes of action, whether known or unknown, related to the Genentech Collaboration Agreement in any way. Under the terms of the Mutual Release Agreement, Genentech will pay $12.5 million which was received in October 2024, upon which the Genentech Collaboration Agreement was terminated. The Mutual Release Agreement was effective immediately as of September 23, 2024. The Mutual Release Agreement resulted in all remaining performance obligations being fully satisfied and the remaining deferred revenue and the additional payment were both recognized as total revenue of $37.8 million in the third quarter of 2024.

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

The GSK Termination and Transfer Agreement

On April 11, 2023, the Company announced the entry of the Company and GSK into a Termination and Transfer regarding the return to the Company of rights and materials comprised within the PRAME and NY-ESO cell therapy programs. The parties will work collaboratively to ensure continuity for patients in ongoing lete-cel clinical trials forming part of the NY-ESO cell therapy program.

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

The Galapagos Collaboration and Exclusive License Agreement

On May 30, 2024, the Company entered into the Galapagos Collaboration Agreement. The Galapagos Collaboration Agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-cel, manufactured on Galapagos’s decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the Galapagos Collaboration Agreement, we will conduct a clinical proof-of-concept trial to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer.

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

The Company has identified a performance obligation relating to the various activities required to complete the POC trial and a material right associated with the exclusive license option. The Company expects to satisfy the POC Trial obligation over time over the period that the trial is completed, based on an estimate of the percentage of completion of the trial determined based on the costs incurred on the trial as a percentage of the total expected costs. The revenue allocated to the material right associated with the exclusive license option will be recognized from the point that the option is either exercised and control of the license has passed to Galapagos or the option lapses.

Cost of Goods Sold

Cost of goods sold represents the costs involved in the manufacture of our commercial products including raw materials, internal manufacturing and staff costs including a share of overheads and other costs incurred in bringing inventories to their existing condition and location prior to sale. Cost of goods sold also includes the costs for excess or obsolete inventory.

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

Research and development expenditure is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium sized companies (“SME R&D Tax Credit Scheme”), whereby our principal research subsidiary company, Adaptimmune Limited, is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 33.4% of eligible research and development expenditures before April 1, 2023, decreasing to 18.6% after April 1, 2023. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects for which we do not receive income. Subcontracted research expenditures are eligible for a cash rebate of up to approximately 21.7% before April 1, 2023, decreasing to 12.1% after April 1, 2023. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by Adaptimmune Limited, are eligible for inclusion within these tax credit cash rebate claims.

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

Our selling, general and administrative expenses consist principally of:

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

Our subsidiary in the United States, Adaptimmune LLC, has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 21%. Due to its activity in the United States, and the sourcing of its revenue, Adaptimmune LLC is not currently subject to significant state or local income taxes due to being located in a Keystone Opportunity Zone, which eliminates our state and local taxes in Pennsylvania. No net deferred tax assets are recognized on our U.S. deferred tax attributes, which includes capitalized research and development expenditure and share-based payment temporary differences, because there is not sufficient objectively verifiable evidence that we will make sufficient taxable profits to utilize these attributes. The Company also benefits from the U.S Research Tax Credit and Orphan Drug Credit.

TCR2 Therapeutics, Inc. (“TCR2”) has incurred net losses since acquisition. TCR2’s operating loss and tax credit carryforwards and other tax attributes are reduced by a valuation allowance to the amount supported by reversing taxable temporary differences because there is currently no indication that we will make sufficient taxable profits to utilize these deferred tax assets. The utilization of TCR2’s losses is also subject to limitations under Section 382 of the Internal Revenue Code, due to the change in ownership.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes the results of our operations for the years ended December 31, 2024, and 2023, together with the changes to those items (in thousands):

	Year ended
	December 31,
	2024	2023	Increase/decrease
Product revenue, net	$1,236	$—	$1,236	—%
Development revenue	176,796	60,281	116,515	193%
Revenue	$178,032	$60,281	$117,751	195%
Cost of goods sold	(70)	—	(70)	100%
Research and development expenses	(149,060)	(126,509)	(22,551)	18%
Selling, general and administrative expenses	(87,261)	(73,513)	(13,748)	19%
Impairment of long-lived assets	(10,401)	—	(10,401)	—%
Total operating expenses	(246,792)	(200,022)	(46,770)	23%
Operating loss	(68,760)	(139,741)	70,981	(51)%
Interest income	6,596	5,964	632	11%
Interest expense	(3,348)	—	(3,348)	—%
Gain on bargain purchase	—	22,049	(22,049)	(100)%
Other (expense) income, net	(1,726)	(807)	(919)	114%
Loss before income tax expense	(67,238)	(112,535)	45,297	(40)%
Income tax expense	(3,576)	(1,336)	(2,240)	168%
Loss for the period	$(70,814)	$(113,871)	$43,057	(38)%

Revenue

Total revenue increased by $117.8 million to $178.0 million in the year ended December 31, 2024, compared to $60.3 million for the year ended December 31, 2023, primarily due to the termination of the Genentech Collaboration Agreement in April 2024, resulting in a cumulative catch-up adjustment of $101.3 million in the second quarter of 2024, and the subsequent Mutual Release Agreement, resulting in the remaining deferred revenue and additional payment being recognized as $37.8 million of revenue in the third quarter of 2024. This compares to the termination of the Astellas Collaboration Agreement in the first quarter of 2023, which resulted in the remaining deferred revenue for the collaboration of $42.4 million being recognized as revenue in March 2023.

Total revenue from Galapagos, Genentech and GSK in the year ended December 31, 2024 was $0.5 million, $163.9 million and $12.3 million respectively, compared to $44.0 million, $15.8 million and $0.5 million from Astellas, Genentech and GSK in 2023, respectively. The revenue recognized in 2024 and 2023 for Genentech and Astellas, respectively, includes the impact of the events noted above, as well as revenue recognized as research and development work for the collaborations was performed.

Research and development expenses

Research and development expenses increased by $22.6 million to $149.1 million for the year ended December 31, 2024 from $126.5 million for the year ended December 31, 2023. Our research and development expenses comprise the following (in thousands):

	Year ended
	December 31,
	2024	2023	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$95,483	85,492	$9,991	11.7%
Subcontracted expenditure	52,061	48,416	3,645	7.5%
Manufacturing facility expenditure	9,184	6,922	2,262	32.7%
Share-based compensation expense	3,875	3,061	814	26.6%
In-process research and development costs	52	(1,840)	1,892	(102.8)%
Reimbursements receivable for research and development tax and expenditure credits	(11,467)	(15,542)	4,075	(26.2)%
Other	(128)	—	(128)	—%
	$149,060	$126,509	$22,551	17.8%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects at a time.

The net increase in our research and development expenses of $22.6 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 was primarily due to the following:

●	an increase of $10.0 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by an increase in the average number of employees engaged in research and development following the acquisition of TCR[2] in June 2023 and annual salary increases, and increased costs relating to property due to additional lease properties acquired following the acquisition of TCR[2];
●	an increase of $3.6 million in subcontracted expenditures, including clinical trial expenses, contract research organization (CRO) costs and contract manufacturing expenses, largely driven by an increase in manufacturing work relating to our lete-cel product;
●	an increase of $2.3 million in manufacturing facility expenditure due to the consumption of batches of clinical materials that had not previously been impaired, compared to 2023 where clinical materials consumed were primarily those that had been impaired to nil in previous years and therefore no corresponding expense was recognized;
●	an increase of $1.9 million in in-process research and development costs due to a credit of $1.9 million in 2023 that was not repeated in 2024; and
●	a decrease in offsetting reimbursements receivable for research and development tax and expenditure credits of $4.1 million due to decreases in the associated research and development costs for which the credits may be claimed and a reduction in the effective rate at which the tax credits can be claimed which was effective from April 1, 2023.

Our subcontracted costs for the year ended December 31, 2024 were $52.1 million, compared to $48.4 million in the same period of 2023. This includes $39.8 million directly associated with our afami-cel, lete-cel and uza-cel T-cells and $12.3 million of other costs.

Our research and development expenses are highly dependent on the phases and progression of our research projects and will fluctuate depending on the outcome of ongoing clinical trials.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $13.7 million to $87.3 million for the year ended December 31, 2024 compared to $73.5 million in the same period in 2023. Our selling, general and administrative expenses comprise the following (in thousands):

	Year ended
	December 31,
	2024	2023	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$40,631	$37,838	$2,793	7%
Restructuring charges	5,950	1,703	4,247	249%
Other corporate costs	35,798	27,738	8,060	29%
Share-based compensation expense	8,176	8,712	(536)	(6)%
Selling expenses	506	—	506	—%
Reimbursements	(3,800)	(2,478)	(1,322)	53%
	$87,261	$73,513	$13,748	19%

The net increase in our selling, general and administrative expenses of $13.7 million for the year ended December 31, 2024 compared to the same period in 2023 was largely due to:

●	an increase of $2.8 million in salaries, depreciation of property, plant and equipment and other employee-related costs compared to the equivalent period in 2023, due primarily increase in headcount as a result of the commercialization of TECELRA;
●	an increase of $4.2 million in restructuring charges due to the new restructuring program initiated in November 2024. The charge in 2023 relates to the restructuring program initiated in the fourth quarter of 2022 which was a smaller overall program and the majority of costs associated with that program were recognized in 2023; and
●	an increase of $8.1 million in other corporate costs due to an increase in accounting, legal and professional fees, due primarily to a combination of fees relating to business development work and fees relating to preparation for commercialization.

Impairment of long-lived assets classified as held and used

Impairment of long-lived assets classified as held and used relate to an impairment loss on leasehold improvement assets relating to the UK manufacturing facility, recognized following the restructuring and reprioritization of activities announced in November 2024.

Interest income

Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization/accretion of the premium/discount on purchase of the debt securities. Interest income was $6.6 million for the year ended December 31, 2024, compared to $6.0 million for the year ended December 31, 2023.

Interest expense

Interest expense primarily relates to interest arising on the loan with Hercules Capital.

Other (expense) income, net

Other (expense) income, net was an expense of $1.7 million for the year ended December 31, 2024 compared to $0.8 million for the year ended December 31, 2023. Other income, net primarily relates to unrealized foreign exchange gains and losses on cash and cash equivalents, and intercompany loans held in U.S. dollars by our U.K. subsidiary other than those of a long-term investment nature, where repayment is not planned or anticipated in the foreseeable future.

Gain on Bargain Purchase

The gain on bargain purchase of $22.0 million arose in June 2023 from the strategic combination with TCR2 Therapeutics Inc on June 1, 2023.

Income taxes

Income tax expenses were $3.6 million for the year ended December 31, 2024 compared to $1.3 million for the year ended December 31, 2023. Income taxes arise in the United States due to Adaptimmune LLC generating taxable profits. Income taxes have increased by $2.2 million for the year ended December 31, 2024 compared to the same period in 2023 due to increased activity in our U.S. subsidiary resulting in higher intercompany recharges and higher taxable profit. We incur losses in the United Kingdom.

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

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our Astellas Collaboration Agreement, Galapagos, Genentech and GSK Collaboration and License Agreements and GSK Termination and Transfer Agreement, government grants and research and development tax and expenditure credits. From inception through to December 31, 2024, we have raised:

●	$900.2 million of proceeds from issues of equity, net of issue costs;
●	$49.5 million, net of discount, drawn from the Hercules Capital loan facility;
●	$545.8 million through collaborative arrangements with Galapagos, Genentech, GSK and Astellas;
●	$154.9 million in the form of U.K. research and development tax credits and receipts from the U.K. RDEC Scheme; and

●	$45.3 million in cash and cash equivalents and restricted cash and $39.5 million of marketable securities were also acquired as part of the strategic combination with TCR[2] Therapeutics Inc.

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of December 31, 2024, we had cash and cash equivalents of $91.1 million and Total Liquidity of $151.6 million.

During the year ended December 31, 2024, the Company incurred a net loss of $70.8 million, used cash of $73.2 million in its operating activities, and generated revenues of $178.0 million. The Company has incurred net losses since inception, and it expects to incur operating losses in foreseeable future periods.

The Company needs to acquire additional funding to finance its operating activities. We are actively looking at a variety of strategic opportunities and have engaged TD Cowen to evaluate strategic options for the Company and all of its programs. These could include potential mergers with third parties, acquisitions of part or all of the business together with other collaborations or partnerships. We are also considering acquiring additional funding through use of the Company ATM and/or other methods of raising equity financing. In addition the Company is also reducing its operating costs and has taken the decision to pause spending on its PRAME and CD70 programs. Although we are currently progressing plans to acquire additional funding, we may be unable to obtain sufficient additional capital to continue funding our operations or at all..

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Management concluded that substantial doubt exists as to whether we can continue as a going concern within one year after the date the financial statements are issued. See Note 2(c) to the Consolidated Financial Statements for further detail.

None of the potential mitigating actions above are under the direct control of the Company. As a result, the substantial doubt over the Company’s ability to continue as a going concern within 12 months from the date of filing of this Annual Report on Form 10-K is not alleviated as of the date of filing.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Net cash used in operating activities	$(73,206)	$(140,880)	$(141,769)
Net cash (used in)/provided by investing activities	(58,952)	176,538	89,137
Net cash provided by financing activities	78,749	880	12,867
Cash, cash equivalents and restricted cash	93,206	147,017	109,602

Year ended December 31, 2024 compared to year ended December 31, 2023

Net cash used in operating activities decreased by $67.7 million to $73.2 million for the year ended December 31, 2024, compared to $140.9 million for the year ended December 31, 2023. The net cash used in operating activities in the year end December 31, 2024, decreased as a result of the payments of $85 million, $13.8 million and $9.7 million from Galapagos, Genentech and GSK, respectively, compared to $16.8 million and $34.7 million from

Genentech and GSK in 2023, respectively, and receipts of R&D tax credits of $44.3 million in 2024 compared to $1.6 million in 2023. This was offset by an increase in operating expenditure as the Company commenced commercialization of TECELRA.

In addition, the U.K. R&D tax credits received in the year ended December 31, 2024, were $42.7 million higher than that received during the year ended December 31, 2023, due to the U.K. R&D tax credit for the year ended December 31, 2022 being received in January 2024.

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

Components of cash flows from operating activities

Net cash used in operating activities of $73.2 million for the year ended December 31, 2024 comprised a net loss of $70.8 million offset by noncash items of $34.6 million and a net cash outflow of $37.0 million from changes in operating assets and liabilities. The most significant items impacting the change in operating assets and liabilities include the $85 million payments from Galapagos and $33.2 million reduction in Research and development credits receivable. The noncash items consisted primarily of depreciation expense on plant and equipment of $10.8 million, amortization of intangibles of $0.4 million, impairment of long-lived assets of $10.4 million, share-based compensation expense of $12.1 million, accretion of marketable securities of $1.3 million, unrealized foreign exchange losses of $2.0 million and other losses of $0.2 million.

Net cash used in operating activities of $140.9 million for the year ended December 31, 2023 comprised a net loss of $113.9 million offset by noncash items of $2.1 million and a net cash outflow of $25.0 million from changes in operating assets and liabilities. The most significant items impacting the change in operating assets and liabilities include the $15 million additional payment from Genentech and $34.7 million in payments from GSK, offset by a $15.9 million increase in R&D tax credits receivable. The noncash items consisted primarily of depreciation expense on plant and equipment of $9.5 million, amortization of intangibles of $0.4 million, share-based compensation expense of $11.8 million, accretion of marketable securities of $2.0 million, unrealized foreign exchange losses of $0.2 million and other losses of $0.2 million.

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

Investing Activities

Net cash used in investing activities was $59.0 million for the year ended December 31, 2024 compared to net cash provided by investing activities of $176.5 million for the year ended December 31, 2023. The net cash provided by investing activities for the respective periods consisted primarily of:

●	purchases of property, plant and equipment of $0.9 million and $4.7 million in 2024 and 2023, respectively. Purchases of property, plant and equipment were higher in 2023 compared to 2024 as a result of expansion of our manufacturing facilities which was largely completed in 2022 and finalized in 2023;
●	the acquisition of intangible assets of $1.8 million and $0.2 million in 2024 and 2023, respectively. Purchases of intangibles increased in 2024 due to commercialization-related software and technology acquired; and
●	cash outflows from investment in marketable securities of $100.4 million and $76.0 million in 2024 and 2023, respectively; offset by
●	cash inflows from maturity or redemption of marketable securities of $44.1 million and $211.0 million in 2024 and 2023, respectively.

The Company invests surplus cash and cash equivalents in marketable securities. Cash provided by investing activities decreased in the year ended December 31, 2024 due to a combination of the cash received from the TCR2 acquisition in 2023 and a decrease in maturity or redemption of marketable securities due to 2023 having a high volume of investments maturing due to a combination of higher opening investments on January 1, 2023 compared to January 1, 2024 and the maturity of investments acquired as part of the TCR2 acquisition, all of which matured in 2023.

Net cash provided by investing activities increased in the year ended December 31, 2023 due to cash received from the TCR2 acquisition and an increase in maturity or redemption of marketable securities due to a combination of most securities on hand at December 31, 2022 reaching maturity in 2023 and from the maturity of investments acquired as part of the TCR2 acquisition, all of which matured in 2023.

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

Financing Activities

Net cash provided by financing activities was $78.7 million, $0.9 million and $12.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Net cash provided by financing activities for the year ended December 31, 2024 consisted of net proceeds from public offerings of $29.2 million, proceeds from exercise of share options of $0.1 million and $49.5 million proceeds from the issuance of borrowings, net of discount.

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

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$91,139	$143,991
Marketable securities - available-for-sale debt securities	60,466	2,947
Total Liquidity	$151,605	$146,938

We believe that the presentation of Total Liquidity provides useful information to investors because management reviews Total Liquidity as part of its management of overall solvency and liquidity, financial flexibility, capital position and leverage. The definition of Total Liquidity includes marketable securities, which are highly liquid and available to use in our current operations.

Material Cash Requirements

As of December 31, 2024 the Company has not generated material revenue from product supplies or royalties. The Company’s material cash requirements primarily relate to costs associated with the clinical development of our cell therapies, the development and enhancement of our manufacturing capabilities and securing a commercially viable manufacturing platform for all of our cell therapies, advancing additional cell therapies into preclinical testing and progressing such cell therapies through to clinical trials, supporting commercialization for TECELRA and to fund working capital, including for other general corporate purposes.

Operating leases

As of December 31, 2024 the Company had material operating lease obligations of $24.0 million under non-cancellable leases for laboratory and office property in Oxfordshire, United Kingdom, Philadelphia, United States and Massachusetts, United States. Further details of our operating leases are provided in Item 2 and in Note 8 of Item 16 of this Annual Report.

Purchase obligations

As of December 31, 2024, the Company’s unconditional purchase obligations for capital expenditure totaled $1.5 million and are primarily composed of future payments for intangible assets including software licenses, of which the Company expects to incur $0.9 million within one year and $0.6 million within one to three years.

The Company also had non-cancellable commitments for the purchase of clinical materials, contract manufacturing, commercial activities and maintenance which have been committed but not yet paid up to $16.6 million, of which the Company expects to incur $11.2 within one year, $3.8 million within one to three years and $1.6 million within three to five years. The amount and timing of these payments vary depending on the rate of progress of development.

Future payments associated with clinical trials are not considered purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites.

MD Anderson

In 2016, Adaptimmune entered into a multi-year strategic alliance with MD Anderson designed to expedite the development of T-cell therapies for multiple types of cancer. We and MD Anderson collaborated on a number of studies including clinical and preclinical development of our T-cell therapies. Under the terms of the agreement, we committed at least $19.6 million to fund studies. The Company made an upfront payment of $3.4 million to MD Anderson in the year ended December 31, 2017 and milestone payments of $2.3 million, $3.5 million, $0.5 million and $2.3 million in the years ended December 31, 2018, 2020, 2021 and 2022, respectively.

The collaboration ended on March 23, 2022, and enrolment has ceased, therefore the remaining clinical milestones totaling $4.1 million will not be met or become payable by the Company. The remaining preclinical work can continue until completion; the Company expects that the remaining billing upon completion less amounts invoiced to date totals approximately $0.5 million.

On 2 December 2024, MD Anderson served litigation in the District Court of Harris County against Adaptimmune LLC (“Adaptimmune”) relating to the strategic alliance. MD Anderson claims damages of over $21 million (excluding legal fees and costs of court) caused by Adaptimmune’s breach of contract. Alternatively, MD Anderson brings an action for quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and reformation. Adaptimmune provided its Original Answer, Affirmative Defenses, Special Exceptions and Counterclaims on January 22, 2025 denying all allegations of the MD Anderson petition and counterclaiming for breach of contract. MD Anderson filed a motion to dismiss Adaptimmune’s counterclaim, Special Exceptions and Original Answer to the counterclaim denying all allegations in the counterclaim on February 11, 2025.

The case has not yet proceeded to discovery stage and we do not believe there is any merit to the claims being brought by MD Anderson. As such, no provision for a loss contingency has been made as of December 31, 2024.

Other obligations

On August 26, 2019, we entered into a collaboration and license agreement relating to the development of next-generation T-cell products with Noile-Immune Biotech, Inc. An upfront exclusive license option fee of $2.5 million was paid to Noile-Immune in 2019. This has been recognized within Research and Development in the Consolidated Statement of Operations for the year ended December 31, 2019. Under the agreement, development and commercialization milestone payments up to a maximum of $312 million may be payable if all possible targets are selected and milestones achieved. Noile-Immune would also receive mid-single-digit percentage royalties on net sales of resulting products.

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

As part of the process of obtaining regulatory approval for its products, the Company entered into various agreements for the development of assays for commercial supply, some of which have milestone or other payments that trigger on or after regulatory approval is received from the FDA, and upon the occurrence of future sales or commercial usage of the respective assay.

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

Our accounting policies are described in more detail in Note 2 to our consolidated financial statements. We do not believe any of our accounting policies were critical to the judgments and estimates used in the preparation of our financial statements in the year ended December 31, 2024.

Other Accounting Policies, Judgments and Estimates

For the years ended December 31, 2024 and 2023 these accounting policies were not considered to be critical to the judgments and estimates used in the preparation of our financial statements, but were considered to be so for the year ended December 31, 2022.

Identification of performance obligations – research collaborations and related agreements

When the Company enters into research collaboration agreements with customers, both new agreements and amendments to pre-existing agreements, these contracts typically include various promises to customers, both explicit and implicit. As the Company’s research collaborations normally relate to early-stage research and development for novel cell therapies, they often include services, licenses and other promises to customers that the Company has not previously provided. As such, when the Company enters into a new collaboration with customers, an assessment is performed to determine both what the explicit promises in the contract are, which may or may not be indicated by the pricing structure of the contract, and whether the contract contains any implicit promises to the customer. This assessment involves judgment about what the substance of the collaboration with the customer is, what goods or services the customer is ultimately engaging with the Company for and which of those goods and services are distinct in the context of the contract.

The Company recognizes revenue as the identified performance obligations are satisfied, which occurs as the Company transfers the promised good or service. The Company transfers a promised good or services as the customer obtains control of the good or service. The nature of the performance obligation and the Company’s promise to the customer will determine whether the performance obligation is satisfied, and therefore revenue recognized, over time or at a point in time. The Company recognizes revenue over time using a single measure of progress for each performance obligation that most faithfully depicts the Company’s performance in transferring control of goods or services promised to the customer. This assessment requires judgement and involves consideration of both output and input methods to determine which measure is most appropriate for the performance obligation being satisfied. As the Company’s collaboration agreements typically have multi-year terms or include performance obligations which are not expected to be settled in a short period of time, the timing of, and measure of progress for, when the Company satisfies performance obligations, can have a significant impact on how the Company recognizes revenue.

An exercise to identify performance obligations and determine how performance obligations are satisfied was required in the years ending December 31, 2024, and 2023 for the Galapagos Collaboration Agreement and the GSK Termination and Transfer Agreement, respectively, although the assessment for the Galapagos Collaboration Agreement in 2024 was not considered to be critical to the judgements used in the preparation of our financial statements.

Allocation of transaction price using the relative standalone selling price

Upfront and other payments included in the transaction price of a contract are allocated between performance obligations using the Company’s best estimate of the relative standalone selling price of the performance obligation. The relative standalone selling price is estimated by determining the market values of development and license obligations. As these inputs are not directly observable, the estimate is determined considering all reasonably available information including internal pricing objectives used in negotiating the contract, together with internal data regarding the cost and margin of providing services for each deliverable, taking into account the different stage of development of each development program and consideration of adjusted-market data from comparable arrangements, where applicable and available. This assessment involves judgment and could have a significant impact on the amount and timing of revenue recognition.

An assessment of the allocation of transaction price using the relative standalone selling price was required in the years ended December 31, 2024 and 2023 for the Galapagos Collaboration Agreement and the GSK Termination and Transfer Agreement, respectively, although the assessments were not considered to be critical to the judgements used in the preparation of our financial statements.

Impairment of long-lived assets classified as held and used

The determination of whether long-lived assets classified as held and used depends on whether the asset exhibits indicators of potential impairment, which includes changes in the business environment in which the Company operates that affect the asset and changes in the planned usage of the asset.

Long-lived assets classified as held and used are considered not recoverable if the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized on such assets to the amount that the carrying amount of the asset exceeds its fair value.

The fair value of long-lived assets is calculated using an expected present value technique. The fair value methodology used will differ depending on the nature and potential usage of the asset that is impaired. These approaches use a variety of inputs including external market data and price quotes and internal forecasts of the cash inflows and outflows that could be generated from the usage or disposition of the asset. This estimate involves significant judgment and could have a significant impact on the recognition and amount of impairment losses.

An assessment of fair value of various long-lived assets, primarily right-of-use and leasehold assets relating to the Company’s facilities, was required in the year ended December 31, 2024 following the restructuring announced in November 2024.

Operating Leases (Incremental Borrowing Rate)

Since the rates implicit in our leases are not readily determinable, we use the Company’s incremental borrowing rates (the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment) based on the information available at commencement date in determining the discount rate used to calculate the present value of lease payments. As our external borrowings are not collateralized directly on equivalent assets, the incremental borrowing rates are determined using information on indicative borrowing rates that would be available to us based on the value, currency and borrowing term provided by financial institutions, adjusted for company and market specific factors.

Although we do not expect our estimates of the incremental borrowing rates to generate material differences within a reasonable range of sensitivities, judgement is involved in selecting an appropriate rate, and the rate selected for each lease will have an impact on the value of the lease liability and corresponding right-of-use (ROU) asset in the Consolidated Balance Sheets.

Deferred Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2024, we have deferred tax assets of $313.1 million, offset by deferred tax liabilities of $3.6 million and a valuation allowance of $309.5 million.

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

Adaptimmune LLC has generated taxable income since the fiscal year ended June 30, 2014 due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is forecast to generate taxable income in future periods from this agreement and commercial sales of our products. In determining whether the deferred tax asset is more-likely-than-not of being recognized, the Company has taken into account the recent history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions. Several of the temporary deductible differences reverse over a long time period, such as those relating to share-based compensation expense, which the Company forecasts are likely to reverse over the next five years. The Company considers that forecasting taxable income beyond the next few years is very subjective due to the nature and extent of the development process subcontracted from the Company in the United Kingdom to Adaptimmune LLC and the level of future commercial product sales. Less weight has been given to forecasts of taxable income beyond the next few years.

The Company’s analysis is subject to estimates and judgments particularly relating to the timing of the reversal of temporary deductible differences for stock compensation expense and the availability of future taxable income beyond the next few years, which depend on the nature and extent of the subcontract development work performed by Adaptimmune LLC.

The deferred tax asset arising in Adaptimmune LLC is only considered more-likely-than-not of being realized to the extent that there are available reversing temporary taxable differences. As there is substantial doubt over whether the Company is a going concern, the Company considered Adaptimmune LLC’s future taxable income over the period that our cash, cash equivalents and marketable securities are expected to fund our currently anticipated research, development and commercial activities and planned capital spending. Based on this assessment, the Company determined that there is not sufficient objectively verifiable positive evidence of future taxable income exclusive of reversing temporary differences and carryforwards that Adaptimmune LLC will generate each year such that it would be more-likely-than-not that the current deferred tax asset in the Adaptimmune LLC may be utilized. Therefore, the

Company concluded that a full valuation allowance should be maintained against the deferred tax asset of Adaptimmune LLC.

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

As of December 31, 2024, we held $60.5 million in marketable securities, with the aim of diversifying our investments and reducing credit risks. We have not entered into investments for trading or speculative purposes.

Interest Rate Risk

Our surplus cash and cash equivalents are invested in interest-bearing savings, money market funds, corporate, government and agency debt securities and bonds and commercial paper from time to time. Our investments in debt securities are subject to fixed interest rates. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates and the fair market value of our corporate debt securities will fall in value if market interest rates increase. Our borrowings are subject to a variable interest rate if the Prime Rate increases above a contractual minimum but are effectively fixed if the Prime Rate is below this level. The Prime Rate is currently below our contractual minimum.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. We seek to minimize this exposure by maintaining currency cash balances at levels appropriate to meet forthcoming expenses in U.S. dollars and pounds sterling. To date, we have not used forward exchange contracts or other currency hedging products to manage our exchange rate exposure, although we may do so in the future. The exchange rate as of December 31, 2024, the last business day of the reporting period, was £1.00 to $1.25.

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

Trade receivables were $1.5 million and $0.8 million as of December 31, 2024 and 2023, respectively. Trade receivables arise in relation to the Astellas Collaboration Agreement, the Galapagos Collaboration and License

Agreement, the Genentech Strategic Collaboration and License Agreement and the GSK Termination and Transfer Agreement and from commercial product sales. We have been transacting with Galapagos since May 2024, Genentech since October 2021, Astellas since January 2020 and GSK since 2014 and have been selling products commercially since November 2024, during which time no credit losses have been recognized. No balances were past due as of December 31, 2024. As of December 31, 2024, no allowance for expected credit losses is recognized on the basis that the possibility of credit losses arising on its receivables as of December 31, 2024 was deemed to be remote.

Inflation risk

Inflation may generally affect us by increasing our cost of labor and research and development expenses. While we have experienced increased operating expenses in recent periods, which we believe are due in part to the recent growth in inflation, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024; however, operating expenses may continue to increase in future periods due to inflation.

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

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonably assurance of achieving their control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

Management has concluded that our internal control over financial reporting was effective at December 31, 2024. Management has also concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control Over Financial Reporting.

We have added additional internal control over financial reporting relating to inventory for TECELRA commercialization. Other than that there has been no material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

During the three-month period ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

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

4.4

Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024).

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

10.16.1

Executive Severance Policy of Adaptimmune Therapeutics plc dated March 10, 2017 and amended and restated effective as of June 11, 2024 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on June 11, 2024).

10.16.2

Executive Severance Policy of Adaptimmune Therapeutics plc dated March 10, 2017 and amended and restated effective as of June 11, 2024 and on July 16, 2024 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on July 16, 2024).

Exhibit Number	Description of Exhibit
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

10.35	Employment Agreement dated as of May 4, 2022 by and between Adaptimmune Limited and Joanna Brewer (incorporated by reference to Exhibit 10.1 to our Form 8-K Filed with the SEC on May 4, 2022).
10.36

Deed of Surrender of Part dated June 15, 2022, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to a lease of 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.1 to our Form 8-K Filed with the SEC on June 15, 2022). .

10.37

Deed of Variation dated June 15, 2022, between MEPC Milton Park No 1 Limited and MEPC Milton Park No. 2 Limited and Adaptimmune Limited relating to a lease of 39 Innovation Drive, Milton Park (incorporated by reference to Exhibit 10.2 to our Form 8-K Filed with the SEC on June 15, 2022).

10.38

Letter of Appointment dated February 15, 2023 between Adaptimmune Therapeutics plc and Kristen Hege (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed with the SEC on February 16, 2023).

Exhibit Number	Description of Exhibit
10.39	Letter of Appointment, dated June 1, 2023, by and between Adaptimmune and Andrew Allen (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on June 1, 2023).

10.40	Letter of Appointment, dated June 1, 2023, by and between Adaptimmune and Priti Hegde (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on June 1, 2023).

10.41	Letter of Appointment, dated June 1, 2023, by and between Adaptimmune and Garry Menzel (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on June 1, 2023).

10.42	Employment Agreement dated February 26, 2024 by and between Adaptimmune, LLC and Cintia Piccina. (incorporated by reference to exhibit 10.1 to our Form 8-K filed with the SEC on February 27, 2024).

10.43†

Loan and Security Agreement, dated May 14, 2024, by and among Adaptimmune Therapeutics plc, Adaptimmune LLC, CM Intermediate Sub I, Inc., CM Intermediate Sub II, Inc., TCR2 Therapeutics Inc., TRUCS Therapeutics Limited, Adaptimmune Limited and Hercules Capital, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed with the SEC on August 12, 2024).

10.44†

Collaboration and Exclusive License Agreement, dated May 30, 2024, by and among Adaptimmune Limited and Galapagos NV. (incorporated by reference to exhibit 10.2 to our Form 10-Q filed with the SEC on August 12, 2024).

10.45

Lease Agreement, dated as of June 30, 2017, by and between ARE-MA Region No. 45, LLC and TCR2 Therapeutics Inc. (incorporated by reference to Exhibit 10.7 to TCR2 Therapeutics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 23, 2023).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a).

31.2*	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a).

32.1*	Certificate of Chief Executive Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

32.2*	Certificate of Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) and 18 U.S.C.1350.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 6, 2024).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description of Exhibit

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

†     Confidential treatment has been granted with respect to portions of this exhibit. A complete copy of this exhibit, including the redacted terms, has been filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 24, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on March 24, 2025, in the capacities indicated.

Signature	Title	Date

/s/ Adrian Rawcliffe	Chief Executive Officer and Director	March 24, 2025
Adrian Rawcliffe	(Principal Executive Officer)

/s/ Gavin Wood	Chief Financial Officer	March 24, 2025
Gavin Wood	(Principal Accounting and Financial Officer)

/s/ David M. Mott	Chairman of the Board of Directors	March 24, 2025
David M. Mott

/s/ Andrew Allen, MD, PhD	Director	March 24, 2025
Andrew Allen, MD, PhD

/s/ Lawrence M. Alleva	Director	March 24, 2025
Lawrence M. Alleva

/s/ Ali Behbahani, MD	Director	March 24, 2025
Ali Behbahani, MD

/s/John Furey	Director	March 24, 2025
John Furey

/s/ Priti Hegde, PhD	Director	March 24, 2025
Priti Hegde, PhD

/s/ Kristen M. Hege, MD	Director	March 24, 2025
Kristen M. Hege, MD

/s/ Garry Menzel, PhD	Director	March 24, 2025
Garry Menzel, PhD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Adaptimmune Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptimmune Therapeutics plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reading, United Kingdom
March 24, 2025

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$91,139	$143,991
Marketable securities - available-for-sale debt securities (amortized cost of $60,451 and $2,940) net of allowance for expected credit losses of $0 and $0	60,466	2,947
Accounts receivable, net of allowance for expected credit losses of $0 and $0	1,454	821
Inventory, net	7,320	—
Other current assets and prepaid expenses	27,790	59,793
Total current assets	188,169	207,552

Restricted cash	2,067	3,026
Other non-current assets	629	—
Operating lease right-of-use assets, net of accumulated amortization of $17,750 and $13,220	19,909	20,762
Property, plant and equipment, net of accumulated depreciation of $51,893 and $46,020	31,309	50,946
Intangible assets, net of accumulated amortization of $5,567 and $5,155	3,880	330
Total assets	$245,963	$282,616

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,692	$8,128
Operating lease liabilities, current	4,709	5,384
Accrued expenses and other current liabilities	32,919	30,303
Restructuring provision	5,911	—
Deferred revenue, current	12,296	28,973
Total current liabilities	64,527	72,788

Operating lease liabilities, non-current	19,263	19,851
Deferred revenue, non-current	95,815	149,060
Borrowings, non-current	50,237	—
Other liabilities, non-current	4,272	1,404
Total liabilities	234,114	243,103

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 2,039,252,874 authorized and 1,535,653,620 issued and outstanding (2023: 1,702,760,280 authorized and 1,363,008,102 issued and outstanding)	2,085	1,865
Additional paid in capital	1,105,653	1,064,569
Accumulated other comprehensive loss	(1,902)	(3,748)
Accumulated deficit	(1,093,987)	(1,023,173)
Total stockholders' equity	11,849	39,513

Total liabilities and stockholders’ equity	$245,963	$282,616

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Revenue:
Product revenue, net	$1,236	$—	$—
Development revenue	176,796	60,281	27,148
Total revenue	178,032	60,281	27,148
Operating expenses:
Cost of goods sold	(70)	—	—
Research and development	(149,060)	(126,509)	(127,726)
Selling, general and administrative	(87,261)	(73,513)	(63,387)
Impairment of long-lived assets	(10,401)	—	—
Total operating expenses	(246,792)	(200,022)	(191,113)
Loss from operations	(68,760)	(139,741)	(163,965)
Interest income	6,596	5,964	1,542
Interest expense	(3,348)	—	—
Gain on bargain purchase	—	22,049	—
Other income (expense), net	(1,726)	(807)	(536)
Loss before income tax expense	(67,238)	(112,535)	(162,959)
Income tax expense	(3,576)	(1,336)	(2,497)
Net loss attributable to ordinary shareholders	$(70,814)	$(113,871)	$(165,456)

Net loss per ordinary share
Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	1,513,810,852	1,206,440,978	967,242,403

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Net loss	$(70,814)	$(113,871)	$(165,456)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $0, $0 and $0	10,470	(37,921)	60,421
Foreign currency (losses)/gains on intercompany loan of a long-term investment nature, net of tax of $0, $0 and $0	(8,635)	34,112	(49,581)
Unrealized holding gains/ (losses) on available-for-sale debt securities, net of tax of $0, $0 and $0	11	1,134	(573)
Reclassification adjustment for loss on available-for-sale debt securities included in net loss, net of tax of $0, $0, and $0	—	(198)	—
Total comprehensive loss for the period	$(68,968)	$(116,744)	$(155,189)

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2022	937,547,934	$1,337	$959,611	$(11,142)	$(743,846)	$205,960
Issuance of shares upon exercise of stock options	5,823,534	8	42	—	—	50
Issue of shares under At The Market sales agreement, net of commission and expenses	43,738,422	54	12,763	—	—	12,817
Other comprehensive income	—	—	—	10,267	—	10,267
Share-based compensation expense	—	—	18,240	—	—	18,240
Net loss	—	—	—	—	(165,456)	(165,456)
Balance as of December 31, 2022	987,109,890	$1,399	$990,656	$(875)	$(909,302)	$81,878
Issuance of shares upon exercise of stock options	14,614,410	18	238	—	—	256
Issue of shares under At The Market sales agreement, net of commission and expenses	3,854,496	5	619	—	—	624
Other comprehensive loss	—	—	—	(2,873)	—	(2,873)
Share-based compensation expense	—	—	12,736	—	—	12,736
Issuance of shares upon acquisition of TCR[2]	357,429,306	443	60,320	—	—	60,763
Net loss	—	—	—	—	(113,871)	(113,871)
Balance as of December 31, 2023	1,363,008,102	1,865	1,064,569	(3,748)	(1,023,173)	39,513
Issuance of shares upon exercise of stock options	8,976,462	11	66	—	—	77
Issue of shares under At The Market sales agreement, net of commission and expenses	163,669,056	209	28,963	—	—	29,172
Other comprehensive income	—	—	—	1,846	—	1,846
Share-based compensation expense	—	—	12,055	—	—	12,055
Net loss	—	—	—	—	(70,814)	(70,814)
Balance as of December 31, 2024	1,535,653,620	$2,085	$1,105,653	$(1,902)	$(1,093,987)	$11,849

See accompanying notes to Consolidated Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(70,814)	$(113,871)	$(165,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,814	9,453	5,266
Amortization	411	387	809
Impairment of long-lived assets	10,401	—	—
Gain on bargain purchase	—	(22,049)	—
Share-based compensation expense	12,051	11,773	18,240
Unrealized foreign exchange losses	1,995	198	(2,438)
(Accretion)/amortization of available-for-sale debt securities	(1,267)	(1,986)	2,525
Other	182	167	816
Changes in operating assets and liabilities:
Decrease/(increase) in receivables and other operating assets	29,765	(1,291)	(9,813)
Increase in inventories	(7,355)	—	—
Increase/(decrease) in payables and other current liabilities	9,619	(9,087)	4,408
Increase in noncurrent assets	(642)	—
Increase in borrowings and other non-current liabilities	1,429	—	—
(Decrease)/increase in deferred revenue	(69,795)	(14,574)	3,874
Net cash used in operating activities	(73,206)	(140,880)	(141,769)

Cash flows from investing activities
Acquisition of property, plant and equipment	(886)	(4,681)	(29,496)
Acquisition of intangible assets	(1,834)	(199)	(244)
Cash from acquisition of TCR2 Therapeutics Inc.	—	45,264	—
Maturity or redemption of marketable securities	44,057	210,983	166,994
Investment in marketable securities	(100,418)	(75,953)	(48,117)
Other	129	1,124	—
Net cash (used in)/provided by investing activities	(58,952)	176,538	89,137

Cash flows from financing activities
Proceeds from issuance of borrowings, net of discount	49,500	—	—
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	29,172	624	12,817
Proceeds from exercise of stock options	77	256	50
Net cash provided by financing activities	78,749	880	12,867

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(402)	877	(2,299)
Net decrease in cash, cash equivalents and restricted cash	(53,811)	37,415	(42,064)
Cash, cash equivalents and restricted cash at start of period	147,017	109,602	151,666
Cash, cash equivalents and restricted cash at end of period	$93,206	$147,017	$109,602

Supplemental cash flow information
Interest received	$5,309	$4,748	$5,149
Interest paid	(2,092)	—	—
Accretion/(amortization) on available-for-sale debt securities	1,267	1,986	(2,525)
Income taxes paid	(1,525)	(4,000)	(630)

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early commercial and clinical development stages including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. Even though the Company has obtained marketing approval for its first cell therapy, TECELRA, it will take a period of time before any significant revenue is realized and the amount of revenue is heavily dependent on the success of commercialization and the costs of supplies including any post-marketing requirements the Company is subject to. The Company had an accumulated deficit of $1,093,987,000 as of December 31, 2024.

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

(b)          Use of estimates in financial statements

The preparation of financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are primarily made in relation to revenue recognition, estimation of the incremental borrowing rate for operating leases, impairment of long-lived assets, restructuring costs and valuation allowances relating to deferred tax assets. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(c)          Going concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company has identified conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s cash and cash equivalents are primarily used in its operating activities. As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $151.6 million and used $73.2 million cash in operating activities during the year ended December 31, 2024. The Company expects negative cash flows from operations to continue, for at least the next twelve months, as the ramp up of its commercialization of Tecelra continues.

Based on the Company’s current cash and cash equivalents, anticipated cash outflows for operating and financing activities and likely cash inflows from customers, Management does not believe that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its operating activities (including in relation to its obligations arising under the Loan Agreement) for at least the next 12 months from the filing date of this Annual Report on Form 10-K. As detailed further in Note 16, the Company is also subject to certain financial covenants under its Loan Agreement with Hercules Capital, including the maintenance of cash, cash equivalents and marketable securities to certain levels. If the Company’s cash and cash equivalents and marketable securities fall below certain levels specified in the Hercules Capital Loan Agreement, this would result in a breach of the Company’s financial covenants (as set out in Note 16). If the covenants with Hercules Capital are breached, then Hercules Capital may call in some or all of the outstanding principal (together with early repayment charge). The Company may have insufficient funds to repay the required amounts at the time that the amount becomes due despite having agreed to pre-pay $25 million of existing loan under the Loan Agreement.

The Company intends to attempt to mitigate the conditions that give rise to substantial doubt over going concern through a combination of different activities. First the Company is taking immediate steps to reduce its operating costs. These steps include the deprioritization of the PRAME and ADP-520 programs and stopping or deferment of all non-essential operating expenses. Such steps will have a short-term impact on operating expenses and also a longer-term impact on the amount of funding required for activities in the medium term. Despite these steps, further sources of funding will still need to be identified and we are actively looking at a variety of strategic opportunities and have engaged TD Cowen to evaluate strategic options for the Company and all of its programs. These could include potential mergers with third parties, acquisitions of part or all of the business together with other collaborations or partnerships. We are also considering acquiring additional funding through use of the Company ATM and/or other methods of raising equity financing.

As detailed in Note 17, on November 13, 2024, the Company announced a restructuring program to deprioritize certain programs and reduce headcount, in order to reduce operating costs. Although these measures will reduce the Company’s operating costs in the long term, they will not alleviate the conditions that give rise to the substantial doubt over going concern and the Company must acquire additional funding. Whilst the Company has had a successful record of financing the company through various means since its inception, including raising over $1.4 billion through a combination of equity and business development activities, there is no assurance that the Company will be able to obtain sufficient additional capital to continue funding its operations or, if we do, that it will be on terms that are favorable to our shareholders.

If the Company fails to obtain additional funding, it will be required to do some or all of the following:

●	further reduce operations of the business. Any such reduction could significantly delay the timelines under which we can bring new products to the market (including lete-cel) or our ability to commercialize Tecelra.
●	conduct a further restructuring of the company to further reduce headcount and expenditure which will in turn reduce the activities and operations of the business.
●	repay the remaining loan advance received under the Loan Agreement in accordance with the terms of the Loan Agreement (including any applicable repayment charges, end of term charges or other costs).
●	seek an acquirer or alternative party for a merger for all or part of the business or its assets on terms that are less favorable than might otherwise be available
●	relinquish or license on unfavorable terms or rights to technologies, intellectual property or product candidates we would otherwise seek to develop or commercialize ourselves.

If the Company fails to obtain additional funding, or in the event that the Company further significantly reduces its ongoing expenditures and operations (including the current restructuring), this may result in an inability to retain the key individuals required for its ongoing business and may result in a need to delay or halt ongoing programs or change the nature and scope of such programs. As a result, our business financial condition and results of operations could be materially affected. Not all of the potential mitigating actions set out above are under the direct control of the Company and may rely on third parties to implement. The general macro-economic conditions and market and trading environment are also difficult to predict and could adversely affect our ability to put in place mitigating actions. As a result, there is substantial doubt over the Company’s ability to continue as a going concern within 12 months from the date of filing of this Annual Report on Form 10-K and is not alleviated as of the date of filing.

The consolidated financial statements do not include any adjustments that might result from the Company not being able to alleviate the substantial doubt over going concern. As such, the consolidated financial statements have been prepared on the basis that assumes the Company will be able to continue as a going concern and will be able to fund its operations and satisfy its liabilities, obligations and commitments as they fall due within the ordinary course of business.

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

Foreign exchange losses for the years ended December 31, 2024, 2023, and 2022 of $1,726,000, $807,000 and $536,000 respectively, are included within Other (expense) income, net in the Consolidated Statement of Operations.

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

The following table shows the changes in Accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2022	$(10,785)	$(357)	$(11,142)
Foreign currency translation adjustments	60,421	—	60,421
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(49,581)	—	(49,581)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(573)	(573)
Balance at December 31, 2022	$55	$(930)	$(875)
Foreign currency translation adjustments	(37,921)	—	(37,921)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	34,112	—	34,112
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	1,134	1,134
Reclassification from accumulated other comprehensive (loss) income of gains on available-for-sale debt securities included in net income, net of tax of $0	—	(198)	(198)
Balance at December 31, 2023	$(3,754)	$6	$(3,748)
Foreign currency translation adjustments	10,470	—	10,470
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(8,635)	—	(8,635)
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	11	11
Balance at December 31, 2024	$(1,919)	$17	$(1,902)

The following amounts were reclassified out of Other comprehensive (loss) income (in thousands):

	Amount reclassified
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	Affected line item in

Component of accumulated other comprehensive income	2024	2023	2022	the Statement of Operations

Unrealized gains on available-for-sale securities
Reclassification adjustment for gains on available-for-sale debt securities	$—	$(198)	$—	Other (expense) income, net

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

	December 31,	December 31,
	2024	2023

Cash and cash equivalents	$91,139	$143,991
Restricted cash	2,067	3,026
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$93,206	$147,017

(h)           Available-for-sale debt securities

As of December 31, 2024, the Company has the following investments in available-for-sale debt securities, (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Cash equivalents:
U.S. Treasury securities	Less than 3 months	$8,946	$2	$—	$8,948
		$8,946	$2	$—	$8,948

Available-for-sale debt securities:
Agency bonds	Less than 3 months	$7,012	$3	$—	$7,015
Corporate debt securities	Less than 3 months	2,021	—	—	2,021
U.S. Treasury securities	Less than 3 months	44,271	14	—	44,285
Corporate debt securities	3 months to 1 year	4,206	—	(3)	4,203
U.S. Treasury securities	3 months to 1 year	2,941	1	—	2,942
		$60,451	$18	$(3)	$60,466

As of December 31, 2023, the Company had the following investments in available-for-sale debt securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Cash equivalents:
Corporate debt securities	Less than 3 months	$1,601	$—	$(1)	$1,600
		$1,601	$—	$(1)	$1,600

Available-for-sale debt securities:
Corporate debt securities	3 months to 1 year	2,940	7	—	2,947
		$2,940	$7	$—	$2,947

Management determines the appropriate classification of its investments in available-for-sale debt securities at the time of purchase and reevaluates such designation as of each reporting date. The securities are classified as current or non-current based on the maturity dates and management’s intentions.

At December 31, 2024, the Company has classified all of its available-for-sale debt securities as current assets on the accompanying Consolidated Balance Sheets based on the highly-liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The investments in available-for-sale debt securities are measured at fair value at each reporting date. Unrealized gains and losses are excluded from earnings and are reported as a component of Other comprehensive (loss) income, net of tax. Realized gains and losses are included in Other income (expense), net. Interest income and amortization of premiums and discounts at acquisition are included in Interest income. In the year ended December 31, 2024, 2023 and 2022 proceeds from the maturity or redemption of available-for-sale debt securities were $44,057,000, $210,983,000 and $166,994,000, respectively. There were realized gains of $nil, $198,000 and $nil recognized on settlement of available-for-sale debt securities during the years ended December 31, 2024, 2023 and 2022 respectively. The Company reclassified the gains and losses out of accumulated other comprehensive loss during the same periods.

At each reporting date, the Company assesses whether each individual investment is impaired, which occurs if the fair value is less than the amortized cost, adjusted for amortization of premiums and discounts at acquisition. If the investment is impaired, the impairment is assessed to determine if the impairment has resulted from a credit loss or other factors. Impairments judged to be due to credit losses are included in other (expense) income, net through an allowance for credit losses when they are identified.

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$4,679	2	$(3)	$1,600	1	$(1)
	$4,679	2	$(3)	$1,600	1	$(1)

As of December 31, 2024 and 2023, no allowance for expected credit losses has been recognized in relation to securities in an unrealized loss position. This is because the unrealized losses are not severe, do not represent a significant proportion of the total fair market value of the investments and all securities have an investment-grade credit rating. Furthermore, the Company does not intend to sell the debt securities in unrealized loss positions, and it is unlikely that the Company will be required to sell the securities before the recovery of the amortized cost.

The cost of securities sold is based on the specific-identification method. Interest on debt securities is included in interest income.

Our investments in available-for-sale debt securities are subject to credit risk. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments and corporate debt securities, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

(i)           Accounts receivable

Accounts receivable include amounts billed to customers and accrued receivables where only the passage of time is required before payment of amounts due.

Management analyses current and past due accounts and determines if an allowance for credit losses is required based on collection experience, credit worthiness of customers and other relevant information. As of December 31, 2024 and 2023, no allowance for expected credit losses is recognized on the basis that the possibility of credit losses arising on its receivables is considered to be remote. The process of estimating credit losses involves assumptions and judgments and the ultimate amounts of uncollectible accounts receivable could be in excess of the amounts provided.

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

Intangibles primarily include acquired software licenses and third-party software in development, which are recorded at cost and amortized over the estimated useful lives of approximately three years. Intangibles also comprises in-licensed technology which is recognized over the estimated period that the Company expects to utilize the technology.

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

On June 1, 2023, as part of the acquisition of TCR2, the Company became the lessee of three office, manufacturing and research facilities in Cambridge, Massachusetts. The term of each of these leases expires on January 15, 2024, September 30, 2024, and January 31, 2026, respectively.

The Company has elected not to recognize an ROU asset and lease liability for short-term leases. A short-term lease is a lease with a lease term of 12 months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Operating lease costs are recognized on a straight-line basis over the lease term, and they are categorized within Research and development and Selling, general and administrative expenses in the Consolidated Statement of Operations. The operating lease cash flows are categorized under Net cash used in operating activities in the Consolidated Statement of Cash Flows.

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

Development revenue – collaboration agreements

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

Percentage of completion

The determination of the percentage of completion requires the Company to estimate the costs-to-complete the project or, for the GSK Termination and Transfer Agreement only, the total estimated periods of active patient enrollment over the estimated duration of the trial.

The Company makes a detailed estimate of the costs-to-complete, estimated periods of active patient enrollment and estimated trial duration, which is re-assessed every reporting period based on the latest project plan and discussions with project teams. If a change in facts or circumstances occurs, the estimate will be adjusted and the revenue will be recognized based on the revised estimate. The difference between the cumulative revenue recognized based on the previous estimate and the revenue recognized based on the revised estimate would be recognized as an adjustment to revenue in the period in which the change in estimate occurs.

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

Product revenue

The Company generates revenue from sales of its commercially approved T-cell therapy. As of December 31, 2024, the Company’s only commercially approved product was TECELRA® (“TECELRA”), which was approved by the FDA on August 1, 2024. The Company’s customers for TECELRA are Authorized Treatment Centers (“ATCs”).

Revenue from product sales is recognized at the point in time that the customer obtains control of the product, which is typically upon delivery of the product to the ATC. Revenue from product sales is recognized net of estimates of variable consideration, which includes chargebacks, rebates, returns, discounts and co-pay. This variable consideration is estimated using the expected value method, based on Management’s best estimate of the amount that the Company will be entitled to. The actual amounts of consideration received may differ from our estimates. If actual consideration in the future differs from the Company’s estimates, these estimates will be adjusted, which would affect net product revenue in the period such variances are adjusted.

The components of variable consideration can differ from sale to sale and may include the following:

Chargebacks

The Company is required to provide product to certain customers at a reduced price. The Company estimates chargebacks based on the number of sales made through qualifying programs. Chargebacks are recognized as a reduction to revenue when a product sale is recognized, with a corresponding reduction to the receivable recognized in relation to the sale.

Government rebates

The Company is subject to various governmental rebates in the U.S. such as Medicaid. The Company estimates chargebacks based on the number of sales made to customers through qualifying programs and historical experience. The Company includes estimates for rebates payable as a reduction to revenue when a product sale is recognized, with a corresponding liability recognized within Accrued commercial expenses and provisions.

Product returns

Customers have limited rights to return a product, such as if the product is unable to be administered to the patient, or is defective or damaged. The Company estimates the amount of product sales that may be returned by customers and records this as a reduction to revenue when a product sale is recognized. The Company bases its current estimate of product returns on return rates for similar products in the market adjusted for factors specific to TECELRA; once a sufficient history of sales has been developed, the estimate will be based on historical experience, adjusted for other known factors that may influence returns.

Other deductions

The Company may be subject to, or provide, other incentives or rebates such as co-payment assistance that will reduce the amount of revenue to which it is ultimately entitled. The Company will estimate such deductions based on the patient mix and historical experience. The estimate is recorded as a reduction to revenue when a product sale is recognized.

(p)Inventory

The Company commences capitalization of inventories once regulatory approval of the product to which the inventories relate is received or considered probable. Until this date, the Company expenses all such costs as incurred as research and development expenses. The Company capitalizes material costs, labor and applicable overheads that are incurred in the production of its commercial product.

The Company values inventory at the lower of cost or net realizable value on a first-in-first-out basis. The Company reviews the recoverability of inventory each reporting period to determine any changes to net realizable value arising from excess, slow-moving or obsolete inventory. If net realizable value is lower than cost, the inventory will be written down to net realizable value and an impairment charge will be recognized in cost of goods sold.

Inventory that can be used for either clinical or commercial purposes is classified initially as inventory. Inventory that is subsequently designated to be used in clinical trials and is no longer available for use in commercial products is expensed as research and development expenditure from the point that it becomes exclusively for clinical use, unless it has an alternative future use in which case it is classified as Clinical materials.

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

Upfront and milestone payments to third parties for in-licensed products or technology which has not yet received regulatory approval and which does not have alternative future use in R&D projects or otherwise are expensed as incurred. The Company recognized an expense in relation to in-process R&D of $52,000 and $2,316,000 in the years ended December 31, 2024 and 2022, respectively, and a credit of $1,840,000 in the year ended December 31, 2023.

Milestone payments made to third parties either on or subsequent to regulatory approval are capitalized as an intangible asset and amortized over the remaining useful life of the product.

Research and development expenditure is presented net of R&D tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. As a company that carries out extensive research and development activities, Adaptimmune Limited is able to surrender the trading losses that arise from its qualifying research and development activities for a payable tax credit. Reimbursable R&D tax and expenditure credits were $11,467,000, $15,542,000, and $30,226,000 in the years ended December 31, 2024, 2023 and 2022, respectively.

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

(s)          Retirement benefits

The Company operates defined contribution pension schemes for its directors and employees. The contributions to this scheme are expensed to the Consolidated Statement of Operations as they fall due. The pension contributions for the years ended December 31, 2024, 2023, and 2022 were $3,085,000, $2,628,000 and $2,810,000, respectively.

(t)          Interest income

Interest income arises on cash, cash equivalents and available-for-sale debt securities and is net of amortization (accretion) of the premium (discount) on purchase of the debt securities of ($1,407,000), ($1,986,000), and $2,525,000 in the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table reconciles the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Numerator for basic and diluted loss per share
Net loss	$(70,814)	$(113,871)	$(165,456)
Net loss attributable to shareholders used for basic and diluted EPS calculation	$(70,814)	$(113,871)	$(165,456)

Denominator for basic and diluted loss per share
Weighted average number of shares used to calculate basic and diluted loss per share	1,513,810,852	1,206,440,978	967,242,403

The effects of the following potentially dilutive equity instruments have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Weighted average number of share options	252,267,387	185,994,528	155,673,264

From January 1, 2025 through to March 24, 2025 the Company granted 24,711,600 options over ordinary shares with an exercise price determined by reference to the market value of an ADS at the closing rate on the last business day prior to the date of grant, and 24,944,376 options over ordinary shares with an exercise price equal to the nominal value of the ordinary shares (£0.001 per share). These grants have not been included in the figures above.

(w)          Restructuring costs

Restructuring costs are comprised of amounts payable to employees and other parties because of redundancy related to restructuring programs. The Company classifies redundancy payments as either, contractual termination benefits if they relate to an ongoing benefit arrangement, including terms of employment contracts or termination benefits that arise from employment law in the relevant jurisdiction, or, one-time employee termination benefits if the benefits are not related to an ongoing benefit arrangement or represent a one-time enhancement to an ongoing benefit arrangement.

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

Restructuring costs are recognized within selling, general and administrative expenses with the corresponding liability recognized in current or non-current liabilities depending on the expected timing of payments.

(x)          New accounting pronouncements

Adopted in the year ended December 31, 2024

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

Codification Improvements

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

To be adopted in future periods

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expense, which improves disclosure around the nature of expenses included in the income statement. The improvements require entities to disaggregate and disclose the amounts of certain types of expenses included in certain expense captions. For public business entities, the guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company intends to adopt the guidance in the fiscal year beginning January 1, 2027. The Company is currently evaluating the impact of the guidance on its Consolidated financial statements.

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

(y)          Business combinations

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

(z)          Impairment of long-lived assets

Long-lived assets, or asset groups, are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of an asset or asset group is not recoverable and exceeds its fair value. The carrying amount of an asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. If the carrying amount is not recoverable, an impairment loss is recognized based on the amount by which the carrying value of the asset or asset group exceeds its fair value. The adjusted carrying amount of the asset after the impairment loss is recognized becomes its new cost basis.

The Company uses a combination of a market-based and income-based present value approaches to determining the fair value of assets or asset groups.

(aa) Borrowings

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

(ab)Provisions

The Company recognizes an estimated loss from a loss contingency when both of the following conditions are met:

a.	It is probable that an asset has been impaired or liability incurred at the date of the financial statements,
b.	The amount of the loss can be reasonably estimated.

Where a loss contingency meets the recognition criteria, a liability and corresponding charge to the Statement of Operations is recognized based on the estimated loss. Where there is a range of potential losses, if any amount within the range is better than any other, then that amount shall be accrued. If no amount within the range is better than any other then the minimum amount shall be accrued.

If a loss contingency does not meet the recognition criteria but if a loss is considered reasonably possible then the loss contingency will be disclosed but not recognized as a liability. If the possibility of a loss is considered to be remote, then no loss contingency is recognized or disclosed.

Note 3 — Revenue

The Company generates Product revenue from sales of TECELRA.

The Company generates development revenue from collaboration agreements with customers. The Company had three development revenue-generating contracts with customers in the years ended December 31, 2024 and 2023, respectively: a collaboration agreement with Astellas that was terminated as of March 6, 2023, a collaboration and license agreement with Galapagos executed on May 30, 2024, a strategic collaboration and license agreement with Genentech that was terminated effective September 23, 2024 and a termination and transfer agreement with GSK that was entered into on April 6, 2023. The original collaboration and license agreement with GSK was terminated in 2022.

Revenue comprises the following categories (in thousands):

	Year ended
	December 31,
	2024	2023	2022

Product revenue, net	$1,236	$—	$—
Development revenue	176,796	60,281	27,148
	$178,032	$60,281	$27,148

All deferred revenue at December 31, 2024, 2023 and 2022 relates to development revenue. Deferred revenue decreased by $69,922,000 from $178,033,000 at December 31, 2023 to $108,111,000 at December 31, 2024 primarily due to $163,353,000 of revenue recognized in the year that was included in opening deferred revenue and a $1,600,000 decrease caused by the change in the exchange rate between pounds sterling and the U.S. dollar from £1.00 to $1.27 at December 31, 2023 to £1.00 to $1.25 at December 31, 2024. This was offset by payments of $85,000,000, $876,000 and $9,673,000 from Galapagos, Genentech and GSK, respectively.

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

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of December 31, 2024, was $124,393,000.

The Galapagos Collaboration and Exclusive License Agreement

On May 30, 2024, the Company entered into the Galapagos Collaboration Agreement, a clinical collaboration agreement with Galapagos. The Galapagos Collaboration Agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-cel, manufactured on Galapagos’ decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the Galapagos Collaboration Agreement, the Company will conduct a clinical proof-of-concept trial (the “POC Trial”) to evaluate the safety and efficacy of uza-cel produced utilizing Galapagos’ decentralized manufacturing platform for patients with head and neck cancer.

Under the terms of the agreement, the Company will receive initial payments of $100 million, comprising $70 million upfront and $30 million of research and development funding of which $15 million is due upfront and $15 million is due once the first patient is infused in the POC Trial. In addition, there are option exercise fees of up to $100 million (the amount depending on the number of indications in relation to which the option is exercised), additional development and sales milestone payments of up to a maximum of $465 million, plus tiered royalties on net sales. The $70 million upfront payment and $15 million of upfront research and development funding was received by the Company in June 2024.

The Company determined that Galapagos is a customer and has accounted for the agreement under ASC 606 Revenue from Contracts with Customers. The Company has identified a performance obligation relating to the various activities required to complete the POC trial and a material right associated with the exclusive license option.

The aggregate transaction price at inception of the Galapagos Collaboration Agreement was $100,000,000 comprising the $70,000,000 upfront payment and the $30,000,000 research and development funding. The fees for the exclusive license option exercise and development milestone payments are not considered probable as of December 31, 2024 and have not been included in the transaction price. The sales milestones and royalties for future sales of therapies have not been included within the transaction price as of December 31, 2024 because they are sales-based and will be recognized if/when the subsequent sales occur.

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

The Company expects to satisfy the POC Trial obligation over the period that the trial is completed, based on an estimate of the percentage of completion of the trial determined based on the costs incurred on the trial as a percentage of the total expected costs. The revenue allocated to the material right associated with the exclusive license option will be recognized from the point that the option is either exercised and control of the license has passed to Galapagos or the option lapses.

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2024 was $99,487,000, of which $43,887,000 is allocated to the POC Trial performance obligation and $55,600,000 is allocated to the material right for the exclusive option.

The Genentech Collaboration and License Agreement

On September 3, 2021, the Company entered into a Strategic Collaboration and License Agreement with Genentech, Inc. and F. Hoffman-La Roche Ltd, which became effective on October 19, 2021 upon expiry or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Under the Agreement, Genentech and Adaptimmune (each, a “party” and together, the “parties”) would collaborate to develop two types of allogeneic T-cell therapies: (i) “off-the-shelf” αβ T-cell therapies directed to initial collaboration targets, with Genentech having the right to designate additional collaboration targets, up to five collaboration targets in total, and (ii) personalized therapies utilizing αβ T-cell receptors (TCRs) isolated from a patient, with such therapies being administered to the same patient.

Under the terms of the Agreement, Adaptimmune would receive $150 million as an upfront payment, which was received in the fourth quarter of 2021. Adaptimmune may also receive:

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

In addition, Adaptimmune would receive tiered royalties on net sales in the mid-single to low-double digits. Collaboration target designation fees apply if Genentech exercises its right to designate additional “off-the-shelf” collaboration targets up to a maximum of 5 targets.

The Company assessed the agreement under the provisions of ASC 606, Revenue from Contracts with Customers and ASC 808, Collaborative Arrangements. The Company determined that Genentech is a customer and has applied the provisions of ASC 606 to the contract and related performance obligations. The Company identified the following performance obligations under the agreement: (i) research services and rights granted under the licenses for each of the initial ‘off-the-shelf’ collaboration targets, (ii) research services and rights granted under the licenses for the personalized therapies, (iii) material rights relating to the option to designate each of the additional ‘off-the-shelf’ collaboration targets and (iv) material rights relating to the two options to extend the research term. The Company began recognizing revenue for the performance obligations relating to the initial ‘off-the-shelf’ collaboration targets and the personalized therapies in 2021.

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

On September 23, 2024, the Adaptimmune Limited entered into a Mutual Release and Resolution Agreement (the “Mutual Release Agreement”) with Genentech. This agreement, among other things, resolved and released each party from any and all past, present and future disputes, claims, demands and causes of action, whether known or unknown, related to the Genentech Collaboration Agreement in any way. Under the terms of the Mutual Release Agreement, Genentech will pay the Company $12.5 million upon which the Genentech Collaboration Agreement will be terminated. The $12.5 million was received in October 2024. The Agreement was effective immediately as of September 23, 2024.

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

The termination was accounted for as a contract modification on a cumulative catch-up basis. No performance obligations were identified as a result of the modification as there were no further goods or services to be provided by the Company and the modification resulted in the remaining unsatisfied and partially satisfied performance obligations under the collaboration becoming fully satisfied. The aggregate transaction price of the contract modification was $42,365,000 which included the remaining deferred income that had not been recognized as revenue as of the date of the modification and variable consideration from the remaining reimbursement income to be billed under the collaboration at the end of the 30 day period after the Effective Date. The transaction price of the modification was recognized in full in March 2023 and there is no remaining transaction price allocated to performance obligations that are unsatisfied or partially satisfied under, no remaining deferred income relating to, the agreement as of December 31, 2024.

The GSK Collaboration and License Agreement

The GSK Collaboration and License Agreement consisted of multiple performance obligations, including the development of a third target, which was the only performance obligation for which revenue was recognized in 2022.

The collaboration was terminated by GSK in October 2022 (effective December 23, 2022). A further amendment to the collaboration agreement was entered into on December 19, 2022 for the deletion of certain provisions relating to GSK’s post termination manufacturing and supply obligations and payment of £5,000,000 by GSK to Adaptimmune. The aggregate transaction price of the contract modification was $6,500,000, which was recognized as revenue on the date of the modification. No revenue was recognized in relation to the GSK Collaboration and License Agreement in 2023 or 2024.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of December 31, 2024 was $24,906,000, of which $9,837,000 is allocated to the IGNYTE performance obligation and $15,069,000 is allocated to the LTFU performance obligation.

Note 4 — Financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2024 are as follows (in thousands):

		Fair value measurements using
	December 31,	Level 1	Level 2	Level 3
	2024
Assets classified as cash equivalents:
U.S. Treasury securities	$8,948	$—	$8,948	$—

Assets classified as available-for-sale debt securities:
Agency bonds	$7,015	$—	$7,015	$—
Corporate debt securities	6,224	6,224	—	—
U.S. Treasury securities	47,227	—	47,227	—
	$60,466	$6,224	$54,242	$—

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2023 are as follows (in thousands):

		Fair Value Measurements Using
	December 31,	Level 1	Level 2	Level 3
	2023
Assets classified as cash equivalents:
Corporate debt securities	$1,600	$1,600	$—	$—

Assets classified as available-for-sale debt securities:
Corporate debt securities	$2,947	$2,947	$—	$—

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

Significant concentration of credit risk

The Company held cash and cash equivalents of $91,139,000, marketable securities of $60,466,000 and restricted cash of $2,067,000 as of December 31, 2024. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States and the U.K. Government Financial Services Compensation Scheme in the United Kingdom.

The Company had three collaboration customers during the year-ended December 31, 2024, which are Galapagos, Genentech and GSK, and two customers to whom product revenue sales were made. There were accounts receivable of $1,454,000 and $821,000 as of the years ended December 31, 2024 and 2023, respectively. The Company has been transacting with Galapagos since May 2024 and commercial customers since November 2024, during which time no credit losses have been recognized.

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

The results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could harm the Company’s business in the future. Management seeks to minimize this exposure by maintaining currency cash balances at levels appropriate to meet foreseeable expenses in U.S. dollars and pounds sterling. To date, the Company has not used forward exchange contracts or other currency hedging products to manage exchange rate exposure, although it may do so in the future. The exchange rate as of December 31, 2024, the last business day of the reporting period, was £1.00 to $1.25.

Interest rate risk

Surplus cash and cash equivalents are invested in interest-bearing savings, money market funds, corporate debt securities and commercial paper from time to time. Investments in corporate debt securities are subject to fixed interest rates. The Company’s exposure to interest rate sensitivity is impacted by changes in the underlying U.K. and U.S. bank interest rates and the fair market value of its corporate debt securities will fall in value if market interest rates increase. The Company’s borrowings are subject to a variable interest rate if the Prime Rate increases above a contractual minimum but are effectively fixed if the Prime Rate is below this level. The Prime Rate is currently below the contractual minimum.

Management believes that an immediate one percentage point change in interest rates would not have a material effect on the fair market value of our portfolio and therefore does not expect the operating results or cash flows to be significantly affected by changes in market interest rates.

Note 5 — Other current assets

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Research and development credits receivable	$12,929	$46,098
Prepayments	10,033	9,954
Clinical materials	59	1,329
VAT receivable	1,599	—
Other current assets	3,170	2,412
	$27,790	$59,793

The Research and development credits receivable as of December 31, 2023 includes amounts receivable for claims covering the years ended December 31, 2023 and 2022 whereas the Research and development credits receivable as of December 31, 2024 primarily relates to the claim for the year ended December 31, 2024.

Note 6 — Property, plant and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Computer equipment	$4,005	$4,014
Laboratory equipment	34,904	33,951
Office equipment	1,004	1,009
Leasehold improvements	43,014	57,939
Assets under construction	275	53
	83,202	96,966
Less accumulated depreciation	(51,893)	(46,020)
	$31,309	$50,946

Depreciation expense was $10,814,000, $9,453,000, and $5,266,000 for the years ended December 31, 2024, 2023 and 2022, respectively. An impairment loss of $10,401,000 on leasehold improvements was recognized in the year ended December 31, 2024 with reductions of $14,396,000 and $4,072,000 to the associated cost and accumulated depreciation balances for leasehold improvements, respectively. See Note 17 for further details.

Note 7 — Intangible assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Acquired software licenses	$6,137	$5,288
Licensed IP rights – completed technology used in R&D	195	197
In-licensed technology	3,115	—
	9,447	5,485
Less accumulated amortization	(5,567)	(5,155)
	$3,880	$330

Amortization expense was $411,000, $387,000 and $809,000 for the years ended December 31, 2024, 2023 and 2022 respectively. The estimated aggregate amortization expense expected to be recorded in respect of these assets for each of the five years ended 2029 is $652,000, $552,000, $416,000, $247,000 and $246,000 respectively.

Note 8 — Operating leases

The following table shows the lease costs for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended
	December 31,
	2024	2023
Lease cost:
Operating lease cost	$6,755	$5,791
Short-term lease cost	109	954
	$6,864	$6,745

	Year ended
	December 31,
	2024	2023
Other information:
Operating cash outflows from operating leases (in thousands)	$6,980	$5,863

	December 31,
	2024	2023

Weighted-average remaining lease term - operating leases	6.3 years	5.4 years
Weighted-average discount rate - operating leases	10.6%	8.3%

The maturities of operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Operating leases

2025	$6,805
2026	4,557
2027	4,193
2028	4,245
2029	4,298
after 2029	7,643
Total lease payments	31,741
Less: Imputed interest	(7,769)
Present value of lease liability	$23,972

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

The third lease had a remaining lease term of less than 12 months as of June 1, 2023, and the Company elected not to recognize a lease liability or right-of-use asset as of June 1, 2023. The rent associated with this lease was recognized on a straight-line basis over the remainder of the lease term.

Following the approval of TECELRA on August 1, 2024, the Company reassessed the conclusion about whether break and extension options would be exercised in determining the ASC 842 Leases (“ASC 842”) lease term for its property in Philadelphia. As a result, the Company extended the ASC 842 lease term which resulted in a remeasurement of the lease liability using the current estimate of the Company’s incremental borrowing rate. The amount of the remeasurement of the lease liability has been recognized as an adjustment to the corresponding right-of-use asset. The effect of the remeasurement was to increase the lease liability and the corresponding right-of-use asset by $2,742,000.

Note 9 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued clinical and development expenditure	$11,931	$12,351
Accrued commercial expenses and provisions	218	—
Accrued employee expenses	13,529	13,226
VAT payable	—	1,398
Other accrued expenditure	5,221	3,277
Other	2,020	51
	$32,919	$30,303

Note 10 — Contingencies and commitments

Leases

Lease payments under operating leases as of December 31, 2024 and information about the Company’s lease arrangements are disclosed in Note 8.

Capital commitments

As of December 31, 2024, the Company had commitments for capital expenditure totaling $1,477,000 primarily relating to future payments relating to intangible assets such as software licenses, of which the Company expects to incur $894,000 within one year and $583,000 within one to three years.

Commitments for clinical materials, clinical trials, software and contract manufacturing

As of December 31, 2024, the Company had non-cancellable commitments for purchase of clinical materials, contract manufacturing, commercial activities, maintenance, and up to $16,558,000, which the Company expects to incur $11,165,000 within one year, $3,837,000 within one to three years and $1,556,000 within three to five years. The amount and timing of these payments vary depending on the rate of progress of development. Future clinical trial expenses have not been included within the purchase commitments because they are contingent on enrollment in clinical trials and the activities required to be performed by the clinical sites. The Company’s subcontracted costs for clinical trials and contract manufacturing were $52,061,000, $48,416,000 and $54,689,000 for the years ended December 31, 2024, 2023, and 2022 respectively.

MD Anderson Strategic Alliance

On September 26, 2016, the Company announced that it had entered into a multi-year strategic alliance with The University of Texas MD Anderson Cancer Center (“MD Anderson”) designed to expedite the development of T-cell therapies for multiple types of cancer. The Company and MD Anderson collaborated on a number of studies including clinical and preclinical development of the Company’s T-cell therapies.

Under the terms of the agreement, the Company committed at least $19,644,000 to fund studies. Payment of this funding was contingent on mutual agreement to study orders under the alliance agreement and the performance of set milestones by MD Anderson. The Company made an upfront payment of $3,412,000 to MD Anderson in the year ended December 31, 2017 and subsequent milestone payments of $2,326,000, $3,549,000, $454,000 and $2,326,000 in the years ended December 31, 2018, 2020, 2021 and 2022, respectively. These costs were expensed to research and development as MD Anderson renders the services under the strategic alliance agreement.

The collaboration ended on March 23, 2022, and enrolment has ceased, therefore the remaining clinical milestones totaling $4,070,000 will not be met or become payable by the Company. The remaining preclinical work can continue until completion; the Company expects that the remaining billing upon completion less amounts invoiced to date totals approximately $452,000.

On 2 December 2024, MD Anderson served litigation in the District Court of Harris County against Adaptimmune LLC relating to the strategic alliance. MD Anderson claims damages of over $21 million (excluding legal fees and costs of court) caused by Adaptimmune’s breach of contract. Alternatively, MD Anderson brings an action for quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and reformation. The Company provided its Original Answer, Affirmative Defenses, Special Exceptions and Counterclaims on January 22, 2025 denying all allegations of the MD Anderson petition and counterclaiming for breach of contract. MD Anderson filed a motion to dismiss the Company’s counterclaim, Special Exceptions and Original Answer to the counterclaim denying all allegations in the counterclaim on 11 February 2025.

The case has not yet proceeded to discovery stage and the Company does not believe there is any merit to the claims being brought by MD Anderson. As such, no provision for a loss contingency has been made as of December 31, 2024.

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

ThermoFisher License Agreement

In 2012, the Company entered into a series of license and sub-license agreements with Life Technologies Corporation, part of ThermoFisher Scientific, Inc. (“ThermoFisher”) that provided the Company with a field-based license under certain intellectual property rights owned or controlled by ThermoFisher.  The Company paid upfront license fees of $1,000,000 relating to the license and sublicense agreements and had an obligation to pay minimum annual royalties, milestone payments and a low single-digit running royalty payable on the net selling price of each licensed product. The minimum annual royalties have been expensed as incurred. The patents underlying these licenses expired in January 2024 and the Company is no longer obligated to pay further milestones or royalties.

Regulatory Assay Development

As part of the process of obtaining regulatory approval for its products, the Company entered into various agreements for the development of assays for commercial supply, some of which have milestone or other payments that trigger on or after regulatory approval is received from the FDA, and upon the occurrence of future sales or commercial usage of the respective assay.

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

Subject to the Companies Act 2006 and the provisions of all other relevant legislation, we may by ordinary resolution declare dividends out of our profits available for distribution in accordance with the respective rights of shareholders but no such dividend shall exceed the amount recommended by the directors. If, in the opinion of the directors, our profits available for distribution justify such payments, the directors may from time to time pay interim dividends to the holders of any class of shares. Subject to any special rights attaching to or terms of issue of any shares, all dividends shall be declared and paid according to the amounts paid up on the shares on which the dividend is paid. No dividend shall be payable to us in respect of any shares held by us as treasury shares (except to the extent permitted by the Companies Act 2006 and any other relevant legislation). As of December 31, 2024, Adaptimmune Therapeutics plc and Adaptimmune Limited have accumulated net losses and, accordingly, no profits available for distribution out of which to declare or pay dividends.

Subject to any special rights attaching to or the terms of issue of any shares, on any winding-up of the Company our surplus assets remaining after satisfaction of our liabilities will be distributed among our shareholders in proportion to their respective holdings of shares and the amounts paid up on those shares.

Effective from May 14, 2024, the Directors were generally authorized to allot new shares or to grant rights to subscribe for or to convert any security into shares in the Company up to a maximum aggregate nominal amount of £505,881.00. This authority will expire on the earlier of the conclusion of the Company’s annual general meeting in 2025 and June 30, 2025 (unless previously renewed, varied or revoked). Effective from May 14, 2024, the Directors were also empowered to allot equity securities for cash, pursuant to their general authority to allot described in this paragraph, without first offering them to existing shareholders in proportion to their existing holdings up to an aggregate maximum nominal amount of £505,881.00. This power will expire on the earlier of the conclusion of the Company’s annual general meeting in 2025 and June 30, 2025 (unless previously renewed, varied or revoked).

At-the-Market Offerings

On April 8, 2022 the Company entered into a sales agreement with Cowen (the “Sales Agreement”) under which we may from time to time issue and sell ADSs representing our ordinary shares through Cowen in at-the-market “ATM” offerings for an aggregate offering price of up to $200 million. In the year ended December 31, 2024, the Company sold 27,278,176 ADSs under the Sales Agreement representing 163,669,056 ordinary shares resulting in net proceeds to the Company of $29,155,317 after deducting commissions payable under the Sales Agreement and estimated issuance costs. As of December 31, 2024, approximately $156,228,841 remained available for sale under the Sales Agreement.

Note 12 — Share-based compensation

The Company has granted options over ordinary shares in Adaptimmune Therapeutics plc under the following option plans: (i) the Adaptimmune Therapeutics plc Employee Share Option Scheme (adopted on January 14, 2016), (ii) the Adaptimmune Therapeutics plc 2015 Share Option Scheme (adopted on March 16, 2015) and (iii) the Adaptimmune Therapeutics plc Company Share Option Plan (adopted on March 16, 2015).

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

Generally, the vesting dates for the options granted under these plans up to December 31, 2024 are 25% on the first anniversary of the grant date and 75% in monthly installments over the following three years. However, the options granted to non-executive directors under the Adaptimmune Therapeutics plc 2015 Share Option Scheme vest and become exercisable as follows:

Options granted to non-executive directors on May 11, 2015:	Immediately on grant date
Options granted to a non-executive director on June 23, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on August 11, 2016:	100% on the first anniversary of the grant date
Options granted to non-executive directors on November 28, 2016:	25% on the first anniversary of the grant date and 75% in monthly installments over the following two years
Options granted to non-executive directors on July 3, 2017	100% on the first anniversary of the grant date
Options granted to non-executive directors on June 22, 2018:	100% on the first anniversary of the grant date
Options granted to a non-executive director on July 5, 2018:	25% on the first anniversary of the grant date and 75% in monthly instalments over the following two years
Options granted to non-executive directors on July 2, 2019:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2020:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2021:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2022:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 3, 2023:	100% on the first anniversary of the grant date
Options granted to a non-executive director on November 1, 2023:	25% on the first anniversary of the grant date and 75% in monthly instalments over the following two years
Options granted to non-executive directors on January 15, 2024:	100% on the first anniversary of the grant date
Options granted to non-executive directors on July 1, 2024:	100% on the first anniversary of the grant date

Effective from January 2018, the Company has also granted restricted stock unit style options (“RSU-style options”). The RSU-style options over ordinary shares in Adaptimmune Therapeutics plc were granted under the Adaptimmune Therapeutics plc Employee Share Option Scheme (adopted on January 14, 2016). These options have an exercise price equal to the nominal value of an ordinary share, of £0.001, and generally vest over four years, with 25% on the first, and each subsequent, anniversary of the grant date.

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

As of December 31, 2024, all the Replacement Options under the Adaptimmune Limited schemes have vested.

The contractual life of options granted under these schemes is ten years.

The following table shows the total share-based compensation expense included in the Consolidated Statements of Operations (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Research and development	$3,875	$3,061	$6,264
Selling, general and administrative	8,176	8,712	11,976
	$12,051	$11,773	$18,240

As of December 31, 2024, there was $8,493,000 of total unrecognized compensation cost related to stock options granted but not vested under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.47 years. The following table shows information about share options granted:

	Year ended
	December 31,
	2024	2023	2022
Number of options over ordinary shares granted	55,282,716	60,891,430	31,826,293
Weighted average fair value of ordinary shares options	$0.12	$0.12	$0.37
Number of additional options with a nominal exercise price granted	34,560,096	27,375,252	24,248,424
Weighted average fair value of options with a nominal exercise price	$0.15	$0.27	$0.51

The following table summarizes all stock option activity for the year ended December 31, 2024:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2024	191,150,175	£0.41
Changes during the period:
Granted	89,842,812	£0.08
Exercised	(8,976,462)	£0.01
Expired	(14,454,205)	£0.52
Forfeited	(4,175,144)	£0.07
Outstanding at December 31, 2024	253,387,176	£0.31	6.9	£4,698
Exercisable at December 31, 2024	129,110,391	£0.50	5.1	£873

The following table summarizes information about stock options granted based on the market value at grant date which were outstanding as of December 31, 2024:

		Weighted	Average
		average	remaining	Aggregate
		exercise price	contractual	intrinsic value
	Options	per option	term (years)	(thousands)
Outstanding at January 1, 2024	147,670,115	£0.53		131
Changes during the period:
Granted	55,282,716	£0.12
Exercised	(622,278)	£0.09
Expired	(14,378,110)	£0.53
Forfeited	(1,098,173)	£0.27
Outstanding at December 31, 2024	186,854,270	£0.41	6.4	£4
Exercisable at December 31, 2024	116,768,430	£0.49	5.0	£2

The following table summarizes information about RSU-style options which were outstanding as of December 31, 2024:

		Average
		remaining	Aggregate
		contractual	intrinsic value
	Options	term (years)	(thousands)
Outstanding at January 1, 2024	43,480,060	8.1	4,470
Changes during the period:
Granted	34,560,096
Exercised	(8,354,184)
Expired	(76,095)
Forfeited	(3,076,971)
Outstanding at December 31, 2024	66,532,906	8.1	£4,695
Exercisable at December 31, 2024	12,341,961	6.1	£871

There were 8,976,462, 14,614,410 and 5,823,534 share options exercised in the years ended December 31, 2024, 2023 and 2022 respectively. In the years ended December 31, 2024, 2023 and 2022 the total intrinsic value of stock options exercised was $1,281,000, $2,527,000 and $2,368,000, respectively and the cash received from exercise of stock options was $77,000, $256,000 and $50,000 respectively. The Company recognizes tax benefits arising on the exercise of stock options regardless of whether the benefit reduces current taxes. The tax benefit arising on the exercise of stock options was $617,000, $541,000 and $488,000 for the years ended December 31, 2024, 2023 and 2022 respectively. The Company satisfies the exercise of stock options through newly issued shares.

Outstanding				Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Total share	remaining	average	Total share	average
Exercise price	options	contractual life	exercise price	options	exercise price
£0.001	66,532,906	8.1	£0.00	12,341,961	£0.00
0.01 - 0.25	74,588,395	8.5	0.13	19,963,611	0.15
0.26 - 0.50	48,832,463	6.6	0.37	34,325,165	0.39
0.51 - 0.75	35,763,545	3.6	0.59	35,390,721	0.59
0.76 - 1.00	21,844,478	4.0	0.84	21,549,378	0.84
1.01 - 1.50	3,311,907	4.4	1.30	3,274,431	1.30
1.51 - 2.00	1,879,690	4.3	1.67	1,719,718	1.67
Over 2.00	633,792	6.0	4.30	545,406	4.47
Total	253,387,176	6.9	£0.31	129,110,391	£0.50

The fair value of the stock options granted during the period was calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Expected term	5 years	5 years	5 years
Expected term (TCR2 replacement options)	—	0.5 - 4 years	—
Expected volatility	104-105%	84-113%	99-101%
Risk free rate	3.55-3.99%	3.27-4.52%	0.94-3.90%
Expected dividend yield	0%	0%	0%

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

Note 13 — Income taxes

Loss before income tax expense is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
U.S.	$(10,695)	$(9,597)	$(3,245)
U.K.	(56,543)	(102,938)	(159,714)
Loss before income tax expense	$(67,238)	$(112,535)	$(162,959)

The amount allocated to the U.S. in the year ended December 31, 2023, includes the $22,049,000 gain on bargain purchase.

The components of income tax expense are as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
United States:
Federal	$3,509	$1,301	$2,492
State and local	67	9	5
U.K.	—	26	—
Total current tax expense	3,576	1,336	2,497

United States:
Federal	—	—	—
State and local	—	—	—
U.K.	—	—	—
Total deferred tax expense	—	—	—
Total income tax expense	$3,576	$1,336	$2,497

As of December 31, 2024 and 2023 the tax effects of temporary differences and carry forwards that give rise to deferred tax assets and liabilities were as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax liabilities
Property, plant and equipment	$(1,010)	$(4,954)
Operating lease right-of-use assets	(1,964)	(1,780)
Other	(637)	(365)
Total	(3,611)	(7,099)

Deferred tax assets
Share-based compensation expense	15,773	15,039
Property, plant and equipment	183	391
Intangible assets	1,372	1,392
Operating lease liabilities	2,658	2,556
Net operating loss and tax credit carryforwards	248,582	241,337
Capitalized research and development expenditure	41,805	37,699
Other	2,726	3,605
Total	313,099	302,019
Valuation allowance	(309,488)	(294,920)
	3,611	7,099
Net deferred tax asset/(liability)	$—	$—

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

The movements in the deferred tax asset valuation allowance for the year ended December 31, 2024 and 2023 are as follows (thousands):

	2024	2023
Valuation allowance at January 1,	$294,920	$160,512
Valuation allowance for deferred tax assets acquired from TCR[2]	—	114,294
Increase in valuation allowance through net loss	14,321	21,076
Increase /(decrease ) in valuation allowance through other comprehensive loss	2,454	(8,042)
Foreign currency translation adjustments	(2,207)	7,080
Net change in the valuation allowance	14,568	134,408
Valuation allowance at December 31,	$309,488	$294,920

Reconciliation of the U.K. statutory income tax rate, the income tax rate of the country of domicile of the Company, to the Company's effective income tax rate is as follows (in percentages):

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
U.K. tax rate	25.0%	23.5%	19.0%
Tax-exempt reimbursable tax credits included within pretax Research and development expense	3.5%	2.5%	3.6%
Income not taxable	0.5%	5.3%	—%
Surrender of R&D expenditures for R&D tax credit refund	(20.2)%	(13.3)%	(10.5)%
Expenses not deductible	(1.9)%	(2.3)%	(0.3)%
Change in valuation allowances	(21.3)%	(18.9)%	(18.8)%
Difference in tax rates	—%	0.0%	5.5%
R&D tax credits generated	4.5%	3.1%	2.1%
Other	4.6%	(1.0)%	(2.1)%
Effective income tax rate	(5.3)%	(1.1)%	(1.5)%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom. The U.K. corporate income tax rate for the year ended December 31, 2024 was 25%, and 23.5% and 19% for the years ended December 31, 2023 and 2022, respectively. Adaptimmune LLC in the United States has generated taxable profits due primarily to a service agreement between Adaptimmune LLC and the Company’s subsidiaries in the United Kingdom. The U.S. federal corporate income tax rate was 21% for the years ended December 31, 2024, 2023 and 2022, respectively. TCR2 has incurred net losses in the United States since acquisition. TCR2’s deferred tax assets for operating loss carryforwards and other tax attributes are reduced by a valuation allowance to the amount supported by reversing taxable temporary differences because there is currently no indication that we will make sufficient taxable profits to utilize these deferred tax assets. Income not taxable primarily relates to the gain on bargain purchase, which only arises at a consolidated level and is not taxable.

The United Kingdom’s Finance Act 2021, which was enacted on June 10, 2021, maintained the corporate income tax rate at 19% up until the year commencing April 1, 2023, at which point the rate rose to 25%. As of December 31, 2024, the Company used a 25% and 21% tax rate in respect of the measurement of deferred taxes existing in the U.K. and the U.S., respectively, which reflects the currently enacted tax rates and the anticipated timing of the reversing of the deferred tax balances.

As of December 31, 2024, we do not have unremitted earnings in our U.S. subsidiaries.

As of December 31, 2024, we had U.K. net operating loss carryforwards of approximately $569,858,000, U.K. expenditure credit carryforwards of $1,576,000, U.S. federal and state net operating loss carryforwards of approximately $395,887,000 and U.S. capitalized research and development expenditure of $199,070,000. Unsurrendered U.K. net operating loss carryforwards can be carried forward indefinitely to be offset against future taxable profits; however, this is restricted to an annual £5,000,000 allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward. U.K. tax credit carryforwards can be carried forward indefinitely to be offset against future tax liabilities of the company. U.S. tax credit carryforwards can be carried forward for 20 years to be offset against future tax liabilities. U.S. capitalized research and development expenditure relates to certain research and development costs that are capitalized for tax purposes and amortized over a period of years rather than deducted from taxable income in the year they arise; these primarily arise due to Section 174 of the U.S. Internal Revenue Code which has a 5 and 15 year amortization period for domestic and foreign-incurred costs, respectively.

Our tax returns are under routine examination in the U.K. and U.S. tax jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. The Company is no longer subject to examinations by tax authorities for the tax years 2017 and prior in the U.K. and there are no ongoing enquiries in the U.K. However, U.K. net operating losses from the tax years 2017 and prior would be subject to examination if and when used in a future tax return to offset taxable income. Our U.K. income tax returns have been accepted by His Majesty’s Revenue and Customs through the period ended December 31, 2018. The Company is subject to examinations by taxing authorities in the United States for all tax years 2021 through 2024. We are also subject to audits by U.S. state taxing authorities where we have operations.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of uncertainties in the tax law. As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits.

Note 14 — Geographic and segmental information

Operations by geographic area

Product revenue represents sales of TECELRA. All product revenue was derived in the United States.

Development revenue represents recognized income from the Astellas Collaboration Agreement, the Galapagos Collaboration and License Agreement, the Genentech Collaboration and License Agreement, the GSK Collaboration and License Agreement and the GSK Termination and Transfer Agreement. All development revenue was derived in the United Kingdom.

Long-lived assets (excluding intangibles, deferred tax and financial instruments) were located as follows (in thousands):

	December 31,	December 31,
	2024	2023
U.K.	$24,264	$40,988
U.S.	26,954	30,720
Total long-lived assets	$51,218	$71,708

Major customers:

During the year ended December 31, 2024, 0%, 93% and 7% of the Company’s revenues were generated from Galapagos, Genentech and GSK, respectively.

Segment reporting:

The Company has one reportable segment relating to the research, development and commercialization of its novel cell therapies. The segment derives its current revenues from research and development collaborations.

The Company’s CODM, its Chief Executive Officer and the senior leadership team (comprising the Executive Team members and three senior vice presidents), manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, total expenses and expenses by function and the CODM makes decisions using this information on a global basis.

	Year ended
	December 31,
	2024	2023	2022
Revenue	$178,032	$60,281	$27,148
Less:
Research	(13,404)	(13,228)	(22,912)
CMC and Quality	(61,350)	(60,466)	(61,850)
Biomarkers	(8,227)	(4,235)	(8,977)
Development and Compliance	(52,737)	(43,863)	(43,614)
Infrastructure management and Facilities	(31,739)	(28,481)	(25,266)
Commercial and Commercial planning	(15,860)	(3,344)	(4,329)
Support and corporate functions	(45,186)	(43,614)	(32,483)
Other segment expenses(a)	(18,289)	(2,791)	8,318
Total operating expenses	(246,792)	(200,022)	(191,113)
Operating loss	(68,760)	(139,741)	(163,965)

Interest income	6,596	5,964	1,542
Interest expense	(3,348)	—	—
Gain on bargain purchase	—	22,049	—
Other income (expense), net	(1,726)	(807)	(536)
Income tax expense	(3,576)	(1,336)	(2,497)
Segment and consolidated net loss	$(70,814)	$(113,871)	(165,456)

(a)Other segment expenses includes reimbursements receivable for research and development tax and expenditure credits, depreciation, amortization, impairment of long-lived assets and share-based compensation expenses which are included in Note 2q, Note 6, Note 7, Note 17 and Note 12, respectively. Restructuring charges are included in Support and corporate functions and disclosed in Note 17.

The main measure of assets reviewed by the CODM is the Company’s cash and cash equivalents and marketable securities. Total cash outflows relating to additions to long-lived assets have been disclosed in the Consolidated Statements of Cash Flows as cash outflows from investing activities.

Note 15 – Inventory

On August 1, 2024, the Company received FDA approval for TECELRA for the treatment of advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy, and commenced capitalization of inventory from this date.

Prior to August 1, 2024, regulatory approval and subsequent commercialization of TECELRA, and thus the possibility of future economic benefits from TECELRA sales, were not considered probable and inventory-related costs were expensed as incurred; as such, the inventory recognized on the balance sheet does not included any pre-launch inventory. At December 31, 2024, the gross value of pre-launch inventory held but not recognized was $7,103,000, which includes inventory that could be used for either clinical or commercial purposes.

The components of inventory are as follows:

	December 31,	December 31,
	2024	2023
Raw materials	$7,236	$—
Work-in-progress	84	—
Finished goods	—	—
Total inventory, net	$7,320	$—

In addition to the above, the Company recognized an asset of $1,865,000 at December 31, 2024 relating to pre-purchases of raw materials that are still under production and have not yet been delivered.

Note 16 – Borrowings

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

Each loan tranche has been identified as a separate unit of account within the scope of ASC 835-30 Imputation of interest, with the Tranche 1 Advance constituting a debt instrument and the remaining tranches being loan commitments until if and when each commitment is drawn, at which point they will become debt instruments.

On May 14, 2024, the Company drew down the Tranche 1 Advance of $25,000,000 and received proceeds of $24,500,000 after charges payable to Hercules Capital. The Tranche 1 Advance was initially recognized at $24,750,000. On August 13, 2024, the Company drew down the Tranche 2 Advance of $25,000,000 (the “Tranche 2 Advance,” and, together with the Tranche 1 Advance, “Tranches” and each a “Tranche”) and received proceeds of $25,000,000. The Tranche 2 Advance was initially recognized at $24,750,000. At December 31, 2024 the face value of the outstanding principal (including capitalized PIK interest) on the Term Loan (including both Tranches) was $50,520,000, less unamortized discount of $468,000 and plus accreted value of the End of Term Charge of $185,000 based on the imputed interest rate of 13.7%. No qualifying debt issuance costs were incurred in relation to either Tranche.

At December 31, 2024, the fair value of the Term Loan was $51,622,000. The fair value of the Term Loan is a Level 2 measurement based on observable inputs including the contractual term of the instrument and market interest rates, notably the Prime Rate.

The aggregate maturity of the term loan for the next five years from December 31, 2024 is as follows:

Maturity
2025	$—
2026	—
2027	12,767
2028	23,601
2029	17,909
Total principal repayments	$54,277

Composition of principal repayments
Original principal	$50,000
Capitalized PIK interest	4,277
Total principal repayments	$54,277

The payments included in the table include capitalized PIK interest, as this forms part of the principal balance to be repaid once incurred. Payments relating to cash interest and the End of Term Charge are excluded as they do not constitute repayments of the principal.

On March 24, 2025 the Company agreed to pre-pay $25.0 million of the Term Loan, see Note 19 for further details.

Note 17 – Restructuring programs

2024-2025 Restructuring program

Reduction in workforce

On November 13, 2024 the Company announced a restructuring plan that aims to prioritize its commercial sarcoma franchise and certain research and development programs. As part of this restructuring, the Company is executing against a plan to achieve an approximately 33% reduction in workforce. The majority of the reduction in workforce was completed during the first quarter of 2025.

The redundancy process was initiated in the fourth quarter of 2024, with most employees leaving in the first quarter of 2025. Employees in certain roles will be retained during a transition period beyond the first quarter of 2025. Once the redundancy program is completed, it will result in a reduction of approximately 29% of global headcount.

The redundancy packages to be paid to departing staff comprise a combination of contractual termination benefits, relating to payments that arise from terms of employment contracts and statutory redundancy pay, and one-time employee termination benefits that were provided or enhanced specifically for this redundancy process. Due to the structure of the redundancy scheme and the different employment regulations affecting the Company’s U.K. and U.S. employees, some of the expense associated with the one-time employee termination benefits was recognized over the remaining period of employee service to be rendered. Contractual termination benefits and other one-time employee termination benefits were expensed and recognized in the year ended December 31, 2024. All expenses have been recognized in Selling, general and administrative expenses in the Statement of Operations.

The amounts expected to be incurred in relation to the redundancy program were as follows:

	Contractual termination benefits	One-time employee termination benefits	Total restructuring cost
Amount incurred in the year ended, and cumulative amount incurred to, December 31, 2024	$4,102	$1,809	$5,911
Remaining amount expected to be incurred in future periods	—	1,938	1,938
Total amount expected to be incurred	$4,102	$3,747	$7,849

The table below is a summary of the changes in the restructuring provision in the consolidated balance sheets in the year ended December 31, 2024:

	Contractual termination benefits	One-time employee termination benefits	Total restructuring provision

Liability at December 31, 2023	$—	$—	$—
Costs incurred and charged to selling, general and administrative expenses	4,130	1,820	5,950
Effects of foreign exchange rates	(28)	(11)	(39)
Liability at December 31, 2024	$4,102	$1,809	$5,911

Impairment of long-lived assets classified as held and used

Due to the headcount reduction and reprioritization of certain programs as part of the restructuring announced in November 2024, the Company identified indications of impairment relating to its UK facilities. The reduction in headcount is expected to mostly affect UK-based staff with a reduction in the number of programs being worked on in the UK; as such, it is no longer expected that the Company will fully utilize its UK facilities.

The Company used a market approach to determine the fair value, based on the potential current market rentals that could be achieved for the asset groups and discounted using property yield rates for similar buildings. The fair value measurement for the UK facilities is a Level 2 measurement.

The fair value of the asset group comprising the right-of-use and leasehold improvements assets relating to the UK manufacturing facility was determined to be lower than its carrying amount and an impairment loss was recognized. However, the fair value of the individual right-of-use asset for the building was determined to be in excess of its carrying amount; as such, the impairment loss of $10,401,000 was allocated solely to the leasehold improvement assets in the asset group resulting in the leasehold improvement assets being written down to $3,900,000 with a reduction of $14,396,000 and $4,072,000 in cost and accumulated depreciation, respectively.

The fair value of the asset group comprising the UK headquarters and laboratory space was determined to be in excess of its carrying amount, so no impairment loss was recognized.

No impairment indicators were identified in relation to assets held by our US subsidiaries on the basis that the refocusing of activities will prioritize programs that are primarily based in the US and which are commercial and revenue-generating, specifically our TECELRA product, or closer to commercialization, such as our pre-commercial lete-cel product. In addition, the reduction in headcount in the US is less significant than the reduction in the UK.

2022-3 Restructuring program

On November 8, 2022, the Company announced that in order to extend the Company’s cash runway, it was re-focusing the business on core programs and deprioritizing non-core programs and undertaking a restructuring of the Company including a headcount reduction to be completed in the first quarter of 2023.

The redundancy process was completed in the first quarter of 2023 with a reduction of approximately 25% of global headcount. The redundancy packages to be paid to departing staff comprise a combination of contractual termination benefits, relating to payments that arise from terms of employment contracts and statutory redundancy pay, and one-time employee termination benefits that were provided or enhanced specifically for this redundancy process. Due to the structure of the redundancy scheme and the different employment regulations affecting the Company’s U.K. and U.S. employees, some of the expense associated with the one-time employee termination benefits were recognized over the remaining period of employee service to be rendered. Contractual termination benefits and other one-time employee termination benefits were expensed and recognized in the year ended December 31, 2022. All expenses have been recognized in Selling, general and administrative expenses in the Statement of Operations.

The amounts incurred in relation to the redundancy program were as follows:

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

TCR2 post-acquisition senior leadership severance

Following the acquisition of TCR2 Therapeutics Inc. in June 2023 (see Note 18), the Company made most of the former members of TCR2’s senior leadership team, comprising the executive officers and most vice presidents, redundant and paid severance packages. The redundancy packages are considered contractual termination benefits as they arise from terms of employment contracts including change-in-control ‘dual trigger’ provisions, and were comprised of severance and other payments and accelerated vesting of share option awards.

The amounts incurred in relation to these redundancies in the year ended December 31, 2023, are as follows:

Year ended
December 31, 2023

Severance and other cash payments	$5,655

Accelerated vesting of share-based compensation awards	1,032
Total and cumulative amount incurred	$6,687

The expense associated with the accelerated vesting of share-based compensation awards recognized in Research and development and Selling, general and administrative expenses in the Consolidated Statement of Operations was $0.2 million and $0.8 million, respectively.

The table below is a summary of the changes in the liability in the Consolidated Balance Sheet in the year ended December 31, 2024:

	2024	2023

Liability at January 1, 2024 and June 1, 2023	$573	$805
Costs incurred and charged to Research and development expenses	—	1,267
Costs incurred and charged to Selling, general and administrative expenses	—	4,388
Costs paid during the period	(573)	(5,887)
Total liability at December 31	$—	$573

The amounts included in liabilities at December 31, 2023 and the cash paid during the period, include amounts relating to accrued payments to these employees for services provided prior to the acquisition of TCR2 by the Company.

Note 18 – Business combinations

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

The amount of revenue and earnings of the combined entity for the years ended December 31, 2023 and 2022, had the acquisition date been January 1, 2022, are as follows:

	Year ended	Year ended
	December 31, 2023	2022
Revenue	$60,281	$27,148
Net loss	(177,312)	(301,879)

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

The Company incurred the following acquisition-related costs that were recognized as an expense 2023:

Total
acquisition-related
costs
Legal, professional and accounting fees	$5,174
Bankers' fees	2,172
Total acquisition-related costs	$7,346

All acquisition-related costs that were recognized as an expense were recognized in Selling, general and administrative expenses in the Consolidated Statement of Operations. No issuance costs were incurred relating to the issuance of shares to TCR2 stockholders.

Note 19 – Subsequent events

On March 24, 2025, Adaptimmune Therapeutics plc (the “Company” and collectively with any Company affiliates that are made party to the Loan Agreement, “Borrower”) entered into an amendment (“Amendment”) to the  Loan and Security Agreement (the “Loan Agreement”) between the same Adaptimmune entities and with several banks and other financial institutions or entities from time to time party hereto as lenders (each, a “Lender”, and collectively “Lenders”) and Hercules Capital, Inc. Under the Amendment the Company will pre-pay $25.0 million of the loan amount under the Loan Agreement together with certain accrued interest up to the date of such pre-payment. The Company will also pay an end of term charge on such pre-paid amount of 5.85% as previously provided in the Loan Agreement, such end of term charge being payable upon maturity or repayment of all obligations under the Loan Agreement.