Form 10-Q
period 2025-03-31
Adaptimmune Therapeutics PLC
filed 2025-05-13
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(44) 1235 430000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

American Depositary Shares, each representing 6 Ordinary Shares, par value £0.001 per share	ADAP	The Nasdaq Capital Market

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

As of May 12, 2025, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 1,590,309,546.

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

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 (the “2024 Annual Report”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$41,054	$91,139
Marketable securities - available-for-sale debt securities (amortized cost of $18,512 and $60,451) net of allowance for expected credit losses of $0 and $0	18,509	60,466
Accounts receivable, net of allowance for expected credit losses of $0 and $0	4,382	1,454
Inventory, net	11,759	7,320
Other current assets and prepaid expenses	27,294	27,790
Total current assets	102,998	188,169

Restricted cash	1,950	2,067
Other non-current assets	377	629
Operating lease right-of-use assets, net of accumulated amortization of $19,080 and $17,750	19,217	19,909
Property, plant and equipment, net of accumulated depreciation of $70,048 and $51,893	29,724	31,309
Intangible assets, net of accumulated amortization of $5,819 and $5,567	3,806	3,880
Total assets	$158,072	$245,963

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,701	$8,692
Operating lease liabilities, current	4,627	4,709
Accrued expenses and other current liabilities	24,863	32,919
Restructuring provision	3,437	5,911
Deferred revenue, current	12,444	12,296
Total current liabilities	51,072	64,527

Operating lease liabilities, non-current	18,668	19,263
Deferred revenue, non-current	95,979	95,815
Borrowings, non-current	25,411	50,237
Other liabilities, non-current	4,371	4,272
Total liabilities	195,501	234,114

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 2,039,252,874 authorized and 1,547,093,808 issued and outstanding (2024: 2,039,252,874 authorized and 1,535,653,620 issued and outstanding)	2,099	2,085
Additional paid in capital	1,106,455	1,105,653
Accumulated other comprehensive loss	(4,412)	(1,902)
Accumulated deficit	(1,141,571)	(1,093,987)
Total stockholders' equity	(37,429)	11,849

Total liabilities and stockholders’ equity	$158,072	$245,963

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended
	March 31,
	2025	2024
Revenue:
Product revenue, net	$4,048	$—
Development revenue	3,237	5,678
Total revenue	7,285	5,678
Operating expenses:
Cost of goods sold	(879)	—
Research and development	(28,857)	(35,207)
Selling, general and administrative	(23,282)	(19,732)
Total operating expenses	(53,018)	(54,939)
Loss from operations	(45,733)	(49,261)
Interest income	910	1,345
Interest expense	(1,881)	—
Other income (expense), net	(305)	(61)
Loss before income tax expense	(47,009)	(47,977)
Income tax expense	(575)	(526)
Net loss attributable to ordinary shareholders	$(47,584)	$(48,503)

Net loss per ordinary share
Basic and diluted net loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	1,542,159,622	1,451,241,661

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands)

	Three months ended
	March 31,
	2025	2024
Net loss	$(47,584)	$(48,503)
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	(28,193)	6,815
Foreign currency gains/(losses) on intercompany loan of a long-term investment nature, net of tax of $0 and $0	25,703	(5,782)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0 and $0	(20)	(5)
Total comprehensive loss for the period	$(50,094)	$(47,475)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2025	1,535,653,620	2,085	1,105,653	(1,902)	(1,093,987)	$11,849

Net loss	—	—	—	—	(47,584)	(47,584)
Other comprehensive loss	—	—	—	(2,510)	—	(2,510)
Issuance of shares upon exercise of stock options	7,738,026	9	—	—	—	9
Issue of shares under At The Market sales agreement, net of commission and expenses	3,702,162	5	117	—	—	122
Share-based compensation expense	—	—	685	—	—	685
Balance as of March 31, 2025	1,547,093,808	$2,099	$1,106,455	$(4,412)	$(1,141,571)	$(37,429)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2024	1,363,008,102	$1,865	$1,064,569	$(3,748)	$(1,023,173)	$39,513

Net loss				—	(48,503)	(48,503)
Other comprehensive income	—	—	—	1,028	—	1,028
Issuance of shares upon exercise of stock options	6,297,720	8	66	—	—	74
Issue of shares under At The Market sales agreement, net of commission and expenses	163,669,056	208	28,953	—	—	29,161
Share-based compensation expense	—	—	3,102	—	—	3,102
Balance as of March 31, 2024	1,532,974,878	$2,081	$1,096,690	$(2,720)	$(1,071,676)	$24,375

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(47,584)	$(48,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,291	2,771
Amortization	175	59
Share-based compensation expense	669	3,102
Unrealized foreign exchange (gains)/losses	(396)	305
Accretion of available-for-sale debt securities	(431)	(23)
Other	33	(19)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables and other operating assets	(1,582)	15,620
Increase in inventories	(4,426)	—
Decrease in payables and other current liabilities	(13,011)	(7,650)
Decrease in noncurrent assets	281	—
Increase in borrowings and other non-current liabilities	606	—
(Decrease)/increase in deferred revenue	(3,217)	2,388
Net cash used in operating activities	(66,592)	(31,950)

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,203)	(102)
Acquisition of intangible assets	—	(256)
Maturity, redemption or sale of marketable securities	58,440	—
Investment in marketable securities	(16,090)	—
Other	7	—
Net cash provided by/(used in) investing activities	41,154	(358)

Cash flows from financing activities
Repayment of borrowings	(25,451)	—
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	122	29,161
Proceeds from exercise of stock options	9	74
Net cash (used in)/provided by financing activities	(25,320)	29,235

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	556	(416)
Net decrease in cash, cash equivalents and restricted cash	(50,202)	(3,489)
Cash, cash equivalents and restricted cash at start of period	93,206	147,017
Cash, cash equivalents and restricted cash at end of period	$43,004	$143,528

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — General

Adaptimmune Therapeutics plc is registered in England and Wales. Its registered office is 60 Jubilee Avenue, Milton Park, Abingdon, Oxfordshire, OX14 4RX, United Kingdom (“U.K”). Adaptimmune Therapeutics plc and its subsidiaries (collectively “Adaptimmune” or the “Company”) is a commercial-stage biopharmaceutical company primarily focused on the treatment of solid tumor cancers with cell therapies. The Company’s proprietary platform enables it to identify cancer targets, find and develop cell therapy candidates active against those targets and produce therapeutic candidates for administration to patients.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early commercial and clinical development stages including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. Even though the Company has obtained marketing approval for its first cell therapy, TECELRA® (afamitresgene autoleucel) (“TECELRA”), it will take a period of time before any significant revenue is realized and the amount of revenue is heavily dependent on the success of commercialization and the costs of supplies including any post-marketing requirements the Company is subject to. The Company had an accumulated deficit of $1,141,571,000 as of March 31, 2025.

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

The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2024 Annual Report. The condensed consolidated balance sheet as of December 31, 2024, as presented herein, was derived from audited consolidated financial statements included in the Company’s 2024 Annual Report but does not include all disclosures required by U.S. GAAP. The Company’s significant accounting policies are described in Note 2 to those consolidated financial statements.

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

(b)          Use of estimates in interim financial statements

The preparation of interim financial statements, in conformity with U.S. GAAP and SEC regulations, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements and reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are made in various areas, including in relation to valuation allowances relating to deferred tax assets, revenue recognition, the fair value of assets acquired, liabilities assumed, and estimation of the incremental borrowing rate for operating leases. If actual results differ from the Company’s estimates, or to the extent these estimates are adjusted in future periods, the Company’s results of operations could either benefit from, or be adversely affected by, any such change in estimate.

(c)          Going concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company has identified conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The Company’s cash and cash equivalents are primarily used in its operating activities. As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $59.6 million and used $66.6 million cash in operating activities during the three months ended March 31, 2025. The Company expects negative cash flows from operations to continue, for at least the next twelve months, as the ramp up of its commercialization of TECELRA continues.

Based on the Company’s current cash and cash equivalents, anticipated cash outflows for operating and financing activities and likely cash inflows from customers, Management does not believe that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its operating activities (including in relation to its obligations arising under the Loan and Security Agreement (the “Loan Agreement”), with several banks and other financial institutions or entities and Hercules Capital, Inc. (“Hercules Capital”) entered into on May 14, 2024) for at least the next 12 months from the filing date of this Quarterly Report. As detailed further in Note 13 and our Annual Report on Form 10-K for the year ended December 31, 2024, the Company is also subject to certain financial covenants under the Loan Agreement, including the maintenance of cash, cash equivalents and marketable securities to certain levels. If the Company’s cash and cash equivalents and marketable securities fall below certain levels specified in the Hercules Capital Loan Agreement, this would result in a breach of the Company’s financial covenants. If the covenants with Hercules Capital are breached, then Hercules Capital may call in some or all of the outstanding principal (together with early repayment charge). The Company may have insufficient funds to repay the required amounts at the time that the amount becomes due despite having pre-paid $25 million of existing loan under the Loan Agreement.

The Company intends to attempt to mitigate the conditions that give rise to substantial doubt over going concern through a combination of different activities. First the Company is taking immediate steps to reduce its operating costs. These steps include the deprioritization of the PRAME and ADP-520 programs and stopping or deferment of all non-essential operating expenses. Such steps will have a short-term impact on operating expenses and also a longer-term impact on the amount of funding required for activities in the medium term. Despite these steps, further sources of funding will still need to be identified and we are actively looking at a variety of strategic opportunities. The Company has engaged TD Securities (USA) LLC (“TD Cowen”) to evaluate strategic options for the Company and all of its programs. These strategic options could include potential mergers with third parties or acquisitions of part or all of the business together with other collaborations or partnerships.

As detailed in Note 16, on November 13, 2024, the Company announced a restructuring program to deprioritize certain programs and reduce headcount, in order to reduce operating costs. Although these measures will reduce the Company’s operating costs in the long term, they will not alleviate the conditions that give rise to the substantial doubt over going concern and the Company must acquire additional funding. Whilst the Company has had a successful record of financing the company through various means since its inception, including raising over $1.4 billion through a combination of equity and business development activities, there is no assurance that the Company will be able to obtain sufficient additional capital to continue funding its operations or, if the Company does, that it will be on terms that are favorable to its shareholders.

If the Company fails to obtain additional funding, it will be required to do some or all of the following:

●	further reduce operations of the business. Any such reduction could significantly delay the timelines under which we can bring new products to the market (including lete-cel) or our ability to commercialize TECELRA;
●	conduct a further restructuring of the company to further reduce headcount and expenditure which will in turn reduce the activities and operations of the business;
●	repay the remaining loan advance received under the Loan Agreement in accordance with the terms of the Loan Agreement (including any applicable repayment charges, end of term charges or other costs);

●	seek an acquirer or alternative party for a merger for all or part of the business or its assets on terms that are less favorable than might otherwise be available; or
●	relinquish or license on unfavorable terms or rights to technologies, intellectual property or product candidates we would otherwise seek to develop or commercialize ourselves.

If the Company fails to obtain additional funding, or in the event that the Company further significantly reduces its ongoing expenditures and operations (including the current restructuring), this may result in an inability to retain the key individuals required for its ongoing business and may result in a need to delay or halt ongoing programs or change the nature and scope of such programs. As a result, our business financial condition and results of operations could be materially affected. Not all of the potential mitigating actions set out above are within the Company’s direct control and may rely on third parties for implementation. The general macro-economic conditions and market and trading environment are also difficult to predict and could adversely affect our ability to put in place mitigating actions. As a result, there is substantial doubt over the Company’s ability to continue as a going concern within 12 months from the date of filing of this Quarterly Report and is not alleviated as of the date of filing.

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

(e)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $41,054,000, marketable securities of $18,509,000 and restricted cash of $1,950,000 as of March 31, 2025. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States (“U.S.”) and the U.K. Government Financial Services Compensation Scheme in the U.K. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company made sales of TECELRA to commercial customers and had two development revenue-generating customers during the three months ended March 31, 2025 which are Galapagos NV (“Galapagos”), and GSK. There were accounts receivable of $4,382,000 as of March 31, 2025 and $1,454,000 as of December 31, 2024. The Company has been transacting with Galapagos since 2024 and GSK since 2014 and has been selling products commercially since November 2024, during which time no credit losses have been recognized. As of March 31, 2025, the allowance for expected credit losses was not significant on the basis that the possibility of credit losses arising on its receivables as of March 31, 2025 is considered to be remote.

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

(f) New accounting pronouncements

Adopted in the current period

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which improves income tax disclosures primarily relating to the rate reconciliation and income taxes paid information. This includes a tabular reconciliation using both percentages and reporting currency amounts, covering various tax and reconciling items, and disaggregated summaries of income taxes paid during the period. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company intends to adopt the guidance in its Annual Report on Form 10-K for the fiscal year beginning January 1, 2025. The Company is currently evaluating the impact of the guidance on its Consolidated financial statements.

To be adopted in future periods

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 Disaggregation of Income Statement Expense, which improves disclosure around the nature of expenses included in the income statement. The improvements require entities to disaggregate and disclose the amounts of certain types of expenses included in certain expense captions. For public business entities, the guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company intends to adopt the guidance in its Annual Report on Form 10-K for the fiscal year beginning January 1, 2027. The Company is currently evaluating the impact of the guidance on its Consolidated financial statements.

Note 3 — Revenue

The Company generates product revenue from sales of TECELRA.

The Company generates development revenue from collaboration agreements with customers. The Company had two development revenue-generating contracts with customers in the three months ended March 31, 2025 and 2024, respectively: a termination and transfer agreement with GSK that was entered into on April 6, 2023 (the “Termination and Transfer Agreement”), a collaboration and license agreement with Galapagos executed on May 30, 2024 (the “Galapagos Collaboration Agreement”). The collaboration agreement with Genentech was terminated in April 2024 and the termination became effective on September 23, 2024.

Revenue comprises the following categories (in thousands):

	Three months ended
	March 31,
	2025	2024

Product revenue, net	$4,048	$—
Development revenue	3,237	5,678
	$7,285	$5,678

Deferred revenue increased by $312,000 from $108,111,000 at December 31, 2024 to $108,423,000 at March 31, 2025 due to revenue recognized during the period of $3,217,000 that was included in deferred revenue at December 31, 2024 and a $3,547,000 increase caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.25 at December 31, 2024 to £1.00 to $1.30 at March 31, 2025.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of March 31, 2025 was $121,973,000.

3.1. Product Revenue

The Company received U.S. Food and Drug Administration (“FDA”) approval on August 1, 2024, for TECELRA for the treatment of advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy. There are 20 Authorized Treatment Centers (“ATCs”) available to initiate the treatment journey for the patients and ten patients have been apheresed. Product revenue represents sales of TECELRA which is derived from four ATCs during the three months ended March 31, 2025.

3.2. Development revenue

The Galapagos Collaboration and Exclusive License Agreement

On May 30, 2024, the Company entered into the Galapagos Collaboration Agreement, a clinical collaboration agreement with Galapagos. The Galapagos Collaboration Agreement includes an option for Galapagos to exclusively license the TCR T-cell therapy candidate uza-celuzatresgene autoleucel (“uza-cel”), manufactured on Galapagos’ decentralized manufacturing platform, in head and neck cancer and potential future solid tumor indications. Under the Galapagos Collaboration Agreement, we will conduct a clinical proof-of-concept trial (the “POC Trial”) to evaluate the safety and efficacy of uza-cel produced on Galapagos’ decentralized manufacturing platform in patients with head and neck cancer.

Under the terms of the Galapagos Collaboration Agreement, the Company will receive initial payments of $100 million, comprising $70 million upfront and $30 million of research and development funding of which $15 million is due upfront and $15 million is due once the first patient is infused in the POC Trial. In addition, there are option exercise fees of up to $100 million (the amount depending on the number of indications in relation to which the option is exercised), additional development and sales milestone payments of up to a maximum of $465 million, plus tiered royalties on net sales. The $70 million upfront payment and $15 million of upfront research and development funding was received by the Company in June 2024.

The Company determined that Galapagos is a customer and has accounted for the Galapagos Collaboration Agreement under ASC 606 Revenue from Contracts with Customers. The Company has identified a performance obligation relating to the various activities required to complete the POC trial and a material right associated with the exclusive license option.

The aggregate transaction price at inception of the Galapagos Collaboration Agreement was $100,000,000 comprising the $70,000,000 upfront payment and the $30,000,000 research and development funding. The fees for the exclusive license option exercise and development milestone payments are not considered probable as of March 31, 2025 and have not been included in the transaction price. The sales milestones and royalties for future sales of therapies have not been included within the transaction price as of March 31, 2025 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of March 31, 2025 was $98,965,000, of which $43,365,000 is allocated to the POC Trial performance obligation and $55,600,000 is allocated to the material right for the exclusive option.

The Genentech Collaboration and License Agreement

On April 12, 2024 the Company announced the termination of the collaboration agreement entered into by Adaptimmune Limited, a wholly-owned subsidiary of the Company, with Genentech on September 3, 2021 (the “Genentech Collaboration Agreement”), in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies which was originally scheduled to be effective from October 7, 2024. The termination was accounted for as a contract modification on a cumulative catch-up basis. The termination did not change the nature of the performance obligations identified but resulted in a reduction in the transaction price as the additional payments and variable consideration that would have been due in periods after October 7, 2024 will now never be received.

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

The Company determined that GSK is a customer and has accounted for the Termination and Transfer Agreement under ASC 606 Revenue from Contracts with Customers. The Termination and Transfer Agreement is accounted for as a separate contract from the original Collaboration and License Agreement with GSK. The Termination and Transfer Agreement was terminated in October 2022 and the termination became effective on December 23, 2022. The Company has identified the following performance obligations under the Termination and Transfer Agreement: (i) to take over sponsorship for the IGNYTE trial and (ii) to take over sponsorship for the LTFU trial.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of March 31, 2025 was $23,007,000, of which $7,778,000 is allocated to the IGNYTE performance obligation and $15,229,000 is allocated to the LTFU performance obligation.

Note 4 — Loss per share

The following tables reconcile the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Three months ended
	March 31,
	2025	2024
Numerator for basic and diluted loss per share
Net loss attributable to ordinary shareholders	$(47,584)	$(48,503)
Net loss attributable to ordinary shareholders used for basic and diluted loss per share	$(47,584)	$(48,503)

	Three months ended
	March 31,
	2025	2024
Denominator for basic and diluted loss per share - Weighted average shares outstanding	1,542,159,622	1,451,241,661

The dilutive effect of 277,952,929 and 249,957,127 stock options outstanding for the three months ended March 31, 2025 and 2024 respectively, have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period.

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

The following tables show the changes in accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2025	$(1,919)	$17	$(1,902)
Foreign currency translation adjustments	(28,193)	—	(28,193)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	25,703	—	25,703
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(20)	(20)
Balance at March 31, 2025	$(4,409)	$(3)	$(4,412)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2024	$(3,754)	$6	(3,748)
Foreign currency translation adjustments	6,815	—	6,815
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(5,782)	—	(5,782)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(5)	(5)
Balance at March 31, 2024	$(2,721)	$1	$(2,720)

Note 6 — Fair value measurements

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2025 are as follows (in thousands):

		Fair value measurements using
	March 31,	Level 1	Level 2	Level 3
	2025
Assets classified as cash equivalents:
U.S. Treasury securities	$6,988	$—	$6,988	$—
Corporate debt securities	2,205	2,205	—	—
	$9,193	$2,205	$6,988	$—

Assets classified as available-for-sale debt securities:
Corporate debt securities	6,580	6,580	—	—
U.S. Treasury securities	11,929	—	11,929	—
	$18,509	$6,580	$11,929	$—

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

Note 7 — Marketable securities – available-for-sale debt securities

As of March 31, 2025, the Company had the following investments in marketable securities (in thousands):

			Gross	Gross	Aggregate
	Remaining	Amortized	unrealized	unrealized	estimated
	contractual maturity	cost	gains	losses	fair value
Cash equivalents:
U.S. Treasury securities	Less than 3 months	$6,988	$—	$—	$6,988
Corporate debt securities	Less than 3 months	2,205	—	—	2,205
		$9,193	$—	$—	$9,193

Available-for-sale debt securities:
Corporate debt securities	Less than 3 months	6,582	—	(2)	6,580
U.S. Treasury securities	Less than 3 months	11,930	—	(1)	11,929
		$18,512	$—	$(3)	$18,509

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of March 31, 2025 and December 31, 2024 are as follows:

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025			December 31, 2024
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$7,263	3	$(2)	$4,679	2	$(3)
U.S. Treasury securities	18,918	6	(1)	—	—	—
	$26,181	9	$(3)	$4,679	2	$(3)

As of March 31, 2025, no allowance for expected credit losses has been recognized in relation to the securities in an unrealized loss position. This is because the unrealized losses are not severe and do not represent a significant proportion of the total fair market value of the investments and the security has an investment-grade credit rating.

During the three months ended March 31, 2025, the Company sold investments in marketable securities with a principal of $4,940,000 (based on the specific identification method) for proceeds of $4,940,000.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development credits receivable	$14,693	$12,929
Prepayments	7,475	10,033
Clinical materials	—	59
VAT receivable	1,777	1,599
Other current assets	3,349	3,170
	$27,294	$27,790

Research and development credits receivable as of March 31, 2025 primarily relate to the claim for the year ended December 31, 2024.

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

The following table shows the lease costs for the three months ended March 31, 2025 and 2024 and the weighted-average remaining lease term and the weighted-average discount rate as at March 31, 2025 and 2024:

The following table shows the lease costs for the three months ended March 31, 2025 and 2024 and the weighted-average remaining lease term and the weighted-average discount rate as at March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024
Lease cost:
Operating lease cost	$1,627	$1,682
Short-term lease cost	11	59
	$1,638	$1,741

	March 31,
	2025	2024

Weighted-average remaining lease term - operating leases	6.1 years	5.3 years
Weighted-average discount rate - operating leases	10.4%	8.0%

The maturities of operating lease liabilities as of March 31, 2025 are as follows (in thousands):

Operating leases

2025	$5,227
2026	4,633
2027	4,263
2028	4,315
2029	4,367
after 2029	7,753
Total lease payments	30,558
Less: Imputed interest	(7,263)
Present value of lease liability	$23,295

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued clinical and development expenditure	$11,344	$11,931
Accrued commercial expenses and provisions	532	218
Accrued employee expenses	5,461	13,529
Other accrued expenditure	4,878	5,221
Other	2,648	2,020
	$24,863	$32,919

Note 11 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended
	March 31,
	2025	2024
Research and development	$(132)	$813
Selling, general and administrative	801	2,289
	$669	$3,102

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended
	March 31,
	2025	2024
Number of options over ordinary shares granted	24,711,600	37,097,688
Weighted average fair value of ordinary shares options	$0.07	$0.12
Number of additional options with a nominal exercise price granted	24,944,376	26,984,352
Weighted average fair value of options with a nominal exercise price	$0.10	$0.14

Note 12 — Stockholders’ equity

On April 8, 2022 the Company entered into a sales agreement with TD Cowen (the “Sales Agreement”), as amended pursuant to amendment no. 1 to Sales Agreement dated April 18, 2025 (together the “Agreement”), under which we may from time to time issue and sell American Depositary Shares (ADSs) representing our ordinary shares through TD Cowen in “at-the-market” offerings (“ATM”) for an aggregate offering price of up to $200 million. In the three months ended March 31, 2025 the Company sold 1,327,027 ADSs under the Agreement representing 7,962,162 ordinary shares (including 710,000 ADSs sold on March 31, 2025 representing 4,260,000 ordinary shares issued on April 1, 2025) resulting in net proceeds to the Company of $259,477 after deducting commissions payable under the Agreement and issuance costs. As of March 31, 2025, approximately $155,952,137 remained available for sale under the Agreement.

Note 13 – Borrowings

On May 14, 2024 (the “Closing Date”), we entered the “Loan Agreement for a term loan facility of up to $125.0 million (the “Term Loan”), consisting of a term loan advance in the aggregate principal amount equal to $25.0 million on the Closing Date (the “Tranche 1 Advance”), and three further term loan advances available to the Company subject to certain terms and conditions in aggregate principal amounts of $25.0 million, $5.0 million and $30.0 million, respectively, and a term loan advance available in the sole discretion of the lenders and subject to certain terms and conditions in the aggregate principal amount of $40.0 million. The proceeds of the Term Loan will be used solely to repay related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes.

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

On May 14, 2024, the Company drew down the Tranche 1 Advance of $25,000,000 and received proceeds of $24,500,000 after charges payable to Hercules Capital. The Tranche 1 Advance was initially recognized at $24,750,000. On August 13, 2024, the Company drew down the Tranche 2 Advance of $25,000,000 (the “Tranche 2 Advance,” and, together with the Tranche 1 Advance, the “Tranches” and each a “Tranche”) and received proceeds of $25,000,000. The Tranche 2 Advance was initially recognized at $24,750,000.

On March 24, 2025, Company entered into an amendment to the Loan Agreement to pre-pay $25.0 million of the loan amount with the accrued interest up to the date of such pre-payment. The Company will pay an end of term charge on such pre-paid amount of 5.85% as previously provided in the Loan Agreement, such end of term charge being payable upon maturity or repayment of all obligations under the Loan Agreement. The Company made a $25.4 million pre-payment on March 26, 2025.

The pre-payment was treated as a modification of the Term Loan. The terms of the modified Term Loan are not substantially different to the terms of the original Term Loan, therefore the Term Loan continued to be recognized and a new effective interest rate was calculated based on the carrying amount of the original Term Loan immediately before the modification and the revised future cash flows. As a result of the pre-payment, a loss of $220,000 was recognized relating to the portion of the unamortized discount that was deemed to have been disposed of.

At March 31, 2025 the face value of the outstanding principal (including capitalized PIK interest) on the Term Loan was $25,323,000, less unamortized discount of $226,000 and plus accreted value of the End of Term Charge of $315,000 based on the imputed interest rate of 14.8%. No qualifying debt issuance costs were incurred in relation to either Tranche.

At March 31, 2025, the fair value of the Term Loan was $26,070,000. The fair value of the Term Loan is a Level 2 measurement based on observable inputs including the contractual term of the instrument and market interest rates, notably the Prime Rate.

The aggregate maturity of the term loan for the next five years from March 31, 2025 is as follows:

Maturity
2025	$—
2026	—
2027	6,388
2028	11,808
2029	8,872
Total principal repayments	$27,068

Composition of principal repayments
Original principal	$25,000
Capitalized PIK interest	2,068
Total principal repayments	$27,068

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended
	March 31,
	2025	2024
Revenue	$7,285	$5,678
Less:
Cost of goods sold	(879)	—
Research	(2,108)	(3,800)
CMC and Quality	(12,085)	(14,200)
Biomarkers	(1,222)	(2,500)
Development and Compliance	(10,550)	(12,600)
Infrastructure management and Facilities	(7,339)	(7,700)
Commercial and Commercial planning	(4,398)	(2,600)
Support and corporate functions	(12,639)	(9,000)
Other segment expenses(a)	(1,798)	(2,539)
Total operating expenses	(53,018)	(54,939)
Operating loss	(45,733)	(49,261)

Interest income	910	1,345
Interest expense	(1,881)	—
Other income (expense), net	(305)	(61)
Income tax expense	(575)	(526)
Segment and consolidated net loss	$(47,584)	$(48,503)

(a)Other segment expenses includes reimbursements receivable for research and development tax and expenditure credits of $1,238,000 (2024: $3,499,000), depreciation of $2,291,000 (2024: $2,771,000), amortization of $175,000 (2024: $59,000) and share-based compensation expenses (see Note 11), respectively.

Note 15 – Inventories

On August 1, 2024, the Company received FDA approval for TECELRA for the treatment of advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy, and commenced capitalization of inventory from this date.

Prior to August 1, 2024, regulatory approval and subsequent commercialization of TECELRA, and thus the possibility of future economic benefits from TECELRA sales, were not considered probable and inventory-related costs were expensed as incurred; as such, the inventory recognized on the balance sheet does not included any pre-launch inventory. At March 31, 2025, the gross value of pre-launch inventory held but not recognized was $5,819,000, which includes inventory that could be used for either clinical or commercial purposes.

The components of inventory are as follows:

	March 31,	December 31,
	2025	2024
Raw materials	$11,382	$7,236
Work-in-progress	133	84
Finished goods	244	—
Total inventory, net	$11,759	$7,320

Note 16 – Contingencies & Provisions

MD Anderson Litigation

On December 2, 2024, The University of Texas MD Anderson Cancer Center (“MD Anderson”) served litigation in the District Court of Harris County against Adaptimmune LLC relating to the strategic alliance entered into on September 26, 2016. MD Anderson claims damages of over $21 million (excluding legal fees and costs of court) caused by Adaptimmune’s breach of contract. Alternatively, MD Anderson brings an action for quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and reformation. The Company provided its Original Answer, Affirmative Defenses, Special Exceptions and Counterclaims on January 22, 2025 denying all allegations of the MD Anderson petition and counterclaiming for breach of contract. MD Anderson filed a motion to dismiss the Company’s counterclaim, Special Exceptions and Original Answer to the counterclaim denying all allegations in the counterclaim on February 11, 2025. This motion was dismissed in its entirety on March 26, 2025. The parties have agreed to mediation of the dispute and mediation is due during May 2025.

The case has not yet proceeded to discovery stage and the Company does not believe there is any merit to the claims being brought by MD Anderson. As such, no provision for a loss contingency has been made as of March 31, 2025.

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

The amounts expected to be incurred in relation to the redundancy program were as follows:

	Contractual termination benefits	One-time employee termination benefits	Total restructuring cost
Cumulative amount incurred to, December 31, 2024	$4,102	$1,809	$5,911
Amount incurred in three months ended March 31,2025	263	1,399	1,662
Remaining amount expected to be incurred in future periods	—	573	573
Total amount expected to be incurred	$4,365	$3,781	$8,146

The table below is a summary of the changes in the restructuring provision in the consolidated balance sheets in the three months ended March 31, 2025:

	Contractual termination benefits	One-time employee termination benefits	Total restructuring provision

Liability at December 31, 2024	$4,102	$1,809	$5,911
Costs incurred and charged to selling, general and administrative expenses	271	1,267	1,538
Adjustment to liability	(8)	132	124
Amounts utilised during the period	(2,233)	(1,989)	(4,222)
Effects of foreign exchange rates	57	29	86
Liability at March 31, 2025	$2,189	$1,248	$3,437

Note 17 – Subsequent events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024, included in our Annual Report on Form 10-K that was filed with the SEC on March 24, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

We are planning commercial launch for our second T-cell immunotherapy, letetresgene autoleucel (“lete-cel”), for people with synovial sarcoma and myxoid liposarcoma in 2026. In addition to our commercial sarcoma franchise we remain committed to our collaboration with Galapagos which uses our uzatresgene autoleucel (“uza-cel”) candidate manufactured using the Galapagos manufacturing process. A clinical trial authorization to start a Phase 1 trial in head and neck cancer is planned for later in 2025.

We are currently in the process of evaluating strategic options for the Company.

TECELRA and Commercialization

We are focused on the commercialization of TECELRA for the treatment of advanced synovial sarcoma and for which we received FDA approval on August 1, 2024. As of May 13, 2025, 28 Authorized Treatment Centers (“ATCs”) are available to initiate the treatment journey for our patients. During the first quarter of 2025 13 patients were apheresed and another 8 patients have been apheresed in the second quarter to date. We invoiced for 6 patients in the first quarter of 2025 and for 8 further patients to date in the second quarter of 2025. We are confident that our full network of approximately 30 ATCs will be active by the end of 2025, covering an estimated 80% of patients treated in sarcoma centers of excellence.

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

Clinical and Pre-clinical Pipeline

*Afami-cel also being investigated in the pediatric basket trial SPEARHEAD-3.

**Data cut-off March 1, 2024, primary efficacy analysis conducted on 64 patients treated with lete-cel protocol (commercial supply). Data presented at CTOS 2024 by Dr Sandra D’Angelo

Clinical Programs

We have a pediatric trial ongoing in the U.S. in tumors expressing the MAGE-A4 antigen.

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

Preclinical programs

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

Corporate News

In addition to the restructuring announced in November 2024, in March 2025 we announced implementation of additional cost reduction for the PRAME and CD70 programs. We also announced that we are currently evaluating all strategic options for the Company and its programs and this evaluation continues.

On March 24, 2025 we entered into an amendment to the Loan Agreement (the “Amendment”). Under the Amendment we have pre-paid $25 million of the loan amount under the Loan Agreement together with certain accrued interest up to the date of such pre-payment.

Financial Operations Overview

Revenue

The Company generates product revenue from sales of TECELRA.

The Company generates development revenue from collaboration agreements with customers. The Company had two development revenue-generating customers in the three months ended March 31, 2025 and 2024, respectively: the Genentech Collaboration Agreement (terminated September 23, 2024), the Galapagos Collaboration Agreement (effective from May 30, 2024) and the GSK Termination and Transfer Agreement (effective from April 11, 2023).

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

As a company that carries out extensive research and development activities, we benefit from the U.K. merged research and development credit regime (“Merged RDEC Scheme”), whereby our principal research subsidiary company, Adaptimmune Limited, is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 15% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects. Subcontracted research expenditures are eligible for a cash rebate of up to approximately 9.75%. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by Adaptimmune Limited, are eligible for inclusion within these tax credit cash rebate claims.

The Merged RDEC scheme includes an exception for R&D Intensive SMEs. For entities which qualify as R&D Intensive SMEs, a higher effective cash tax benefit of 27% will be available. The Company is currently assessing whether it would qualify as an R&D Intensive SME.

Prior to introduced of the Merged RDEC Scheme on April 1, 2024 the Company benefitted from the U.K. research and development tax credit regime for small and medium sized companies (“SME R&D Tax Credit Scheme”) and, for certain expenditures that were not qualifying expenditures under the SME R&D Tax Credit Scheme, the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). These schemes resulted in payable tax credits of 18.6% and 15%, respectively, for the period up to April 1, 2024.

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

Selling, General and Administrative Expenses

Our general and administrative expenses consist principally of:

●	salaries for employees other than research and development staff, including benefits;
●	provisions for restructuring activity;
●	business development expenses, including travel expenses;
●	professional fees for auditors, lawyers and other consulting expenses;
●	selling and other costs relating to our commercial product;
●	costs of facilities, communication, and office expenses;
●	cost of establishing commercial operations;
●	information technology expenses;
●	amortization and depreciation of property, plant and equipment and intangible assets not related to cost of goods sold or research and development activities; and
●	share-based compensation expenses.

Interest Income

Interest income primarily comprises interest on cash, cash equivalents and marketable securities.

Interest Expense

Interest expense primarily comprises loan interest on the Hercules Capital loan facility.

Other Income (Expense), Net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate facilities in the U.K. and U.S. Our expenses are generally denominated in the currency in which our operations are located, which are the U.K. and the U.S. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S. dollars payable to the Comapny. Since July 1, 2019, the intercompany loan has been considered as being a long-term investment as repayment is not planned or anticipated in the foreseeable future. It is the Company’s intent not to request payment of the intercompany loan for the foreseeable future.

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

Taxation

We are subject to corporate taxation in the U.K. and the U.S. We typically incur tax losses and tax credit carryforwards in the U.K. No net deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. The rate of U.K. corporation tax is 25% for the year ended December 31, 2025.

We benefit from reimbursable tax credits in the U.K. through the Merged RDEC Scheme and previously benefitted from the SME R&D Tax Credit Scheme and the RDEC Scheme, all of which are presented as a deduction to research and development expenditure.

Our Philadealphia-based subsidiary in the U.S., Adaptimmune LLC, has generated taxable profits due to a Service Agreement between our U.S. and U.K. operating subsidiaries and is subject to U.S. federal corporate income tax of 21%. Due to its activity in the U.S., and the sourcing of its revenue, the Adaptimmune LLC is not currently subject to any state or local income taxes. The Company also benefits from the U.S Research Tax Credit and Orphan Drug Credit.

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

In the future, if we generate taxable income in the U.K., we may benefit from the U.K.’s “patent box” regime, which would allow certain profits attributable to revenues from patented products to be taxed at a rate of 10%. As we have many different patents covering our products, future upfront fees, milestone fees, product revenues, and royalties may be taxed at this favorably low tax rate.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies considered to be critical to the judgments and estimates used in the preparation of our financial statements are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.

No accounting policies or estimates were considered to be critical to the judgements and estimates used in the preparation of our financial statements for the three months ended March 31, 2025.

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024, together with the changes to those items (in thousands):

	Three months ended
	March 31,
	2025	2024	Increase/decrease
Product revenue, net	$4,048	$—	$4,048	—%
Development revenue	3,237	5,678	(2,441)	(43)%
Revenue	$7,285	$5,678	$1,607	28%
Cost of goods sold	(879)	—	(879)	—%
Research and development expenses	(28,857)	(35,207)	6,350	(18)%
Selling, general and administrative expenses	(23,282)	(19,732)	(3,550)	18%
Total operating expenses	(53,018)	(54,939)	1,921	(3)%
Operating loss	(45,733)	(49,261)	3,528	(7)%
Interest income	910	1,345	(435)	(32)%
Interest expense	(1,881)	—	(1,881)	—%
Other (expense) income, net	(305)	(61)	(244)	400%
Loss before income tax expense	(47,009)	(47,977)	968	(2)%
Income tax expense	(575)	(526)	(49)	9%
Loss for the period	$(47,584)	$(48,503)	$919	(2)%

Revenue

The revenue recognized in the three months ended March 31, 2025 relates to TECELRA product sales and development revenue under the Galapagos Collaboration Agreement and the GSK Termination and Transfer Agreement.

Revenue increased by $1.6 million to $7.3 million in the three months ended March 31, 2025 compared to $5.7 million for the three months ended March 31, 2024 primarily due to product sales commencing following the FDA approval of TECELRA on August 1, 2024. The revenue included under development revenue from Galapagos and GSK in the three months ended March 31, 2025 was $0.5 million and $2.7 million respectively, compared to revenue from Genentech and GSK in the three months ended March 31, 2024 of $2.8 million and $2.9 million, respectively. Revenue from development activities decreased for the three months ended March 31, 2025, compared to the same period in 2024. This decline was primarily due to the transition from Genentech to Galapagos as a collaboration partner. Revenue recognized from the Galapagos collaboration was lower because the project is at an earlier stage of development than the Genentech collaboration was during the first quarter of 2024.

Research and Development Expenses

Research and development expenses decreased by 18% to $28.9 million for the three months ended March 31, 2025 from $35.2 million for the three months ended March 31, 2024.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	March 31,
	2025	2024	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$19,785	24,025	$(4,240)	(17.6)%
Subcontracted expenditure	8,672	11,457	(2,785)	(24.3)%
Manufacturing facility expenditure	1,762	2,401	(639)	(26.6)%
Share-based compensation expense	(132)	813	(945)	(116.2)%
In-process research and development costs	8	10	(2)	(17.3)%
Reimbursements receivable for research and development tax and expenditure credits	(1,238)	(3,499)	2,261	(64.6)%
	$28,857	$35,207	$(6,350)	(18.0)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $6.4 million for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the following:

●	a decrease of $4.2 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by an decrease in the average number of employees engaged in research and development and a reduction in temporary staff following the restructuring and reprioritization of activities that was announced in November 2024;
●	a decrease of 0.9 million in share-based compensation due to forfeiture credits as a result of redundancies arising as part of the restructuring; and
●	a decrease of $2.8 million on subcontracted expenditure primarily due to a reduction in outsourced research costs; offset by
●	a decrease of $2.3 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and changes to the tax credit schemes effective from April 1, 2024 that affected the effective rate at which we claim credits.

Our subcontracted costs for the three months ended March 31, 2025 were $8.7 million, compared to $11.5 million in the same period of 2024. This includes $6.5 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $2.2 million of other development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 18% to $23.3 million for the three months ended March 31, 2025 from $19.7 million in the same period in 2024. Our selling, general and administrative expenses consist of the following (in thousands):

	Three months ended
	March 31,
	2025	2024	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$9,976	$9,880	$96	1%
Restructuring charges	1,662	—	1,662	—%
Other corporate costs	10,483	7,563	2,920	39%
Share-based compensation expense	801	2,289	(1,488)	(65)%
Selling expenses	360	—	360	—%
	$23,282	$19,732	$3,550	18%

The net increase in our selling, general and administrative expenses of $3.6 million for the three months ended March 31, 2025 compared to the same period in 2024 was largely due to:

●	an increase in restructuring charges of $1.7 million, which related to the restructuring programme that was initiated in November 2024 and ongoing in the first quarter of 2025; and
●	an increase of $2.9 million in other corporate costs due to an increase in accounting, legal and professional fees, due primarily to an increase in legal fees relating to business development work; offset by
●	a reduction of $1.5 million in share-based compensation due to forfeiture credits arising as a result of redundancies in the first quarter of 2025 arising from the restructuring program.

Interest income

Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization/accretion of the premium/discount on purchase of the debt securities. Interest income was $0.9 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024.

Interest expense

Interest expense primarily relates to interest arising on the loan with Hercules Capital.

Income Taxes

Income taxes arise in the U.S. due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the U.K. on an annual basis and have incurred losses in TCR2 since the acquisition.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to March 31, 2025, we have raised:

●	$900.3 million, net of issuance costs, through the issuance of shares;
●	$49.5 million, net of discount, drawn from the Hercules Capital loan facility;
●	$545.8 million through collaborative arrangements with Galapagos, Genentech, GSK and Astellas Pharma Inc. (terminated on March 6, 2023);
●	$154.9 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme; and
●	$45.3 million in cash and cash equivalents and restricted cash and $39.5 million of marketable securities acquired as part of the strategic combination with TCR[2].

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

As of March 31, 2025, we had cash and cash equivalents of $41.1 million and Total Liquidity of $59.6 million.

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

None of the potential mitigating actions above are under the direct control of the Company. As a result, the substantial doubt over the Company’s ability to continue as a going concern within 12 months from the date of filing of this Quarterly Report on Form 10-Q is not alleviated as of the date of filing.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31,
	2025	2024
Net cash used in operating activities	$(66,592)	$(31,950)
Net cash provided by/(used in) investing activities	41,154	(358)
Net cash (used in)/provided by financing activities	(25,320)	29,235
Cash, cash equivalents and restricted cash	43,004	143,528

Operating Activities

Net cash used in operating activities was $66.6 million for the three months ended March 31, 2025 compared to $32.0 million for the three months ended March 31, 2024. Our activities typically result in net use of cash in operating activities. The net cash used in operating activities for the three months ended March 31, 2025 increased, primarily due to the receipt of research and development credits of $30.8 million in three months ended March 31, 2024 relating to the 2022 credits, whereas the equivalent credit for 2023 was received in the fourth quarter of 2024. Operating cash flows also increased due to redundancy payments relating to the restructuring announced in November 2024.

Net cash used in operating activities of $66.6 million for the three months ended March 31, 2025 comprised a net loss of $47.6 million and a net cash outflow of $21.3 million from changes in operating assets and liabilities, offset by non-cash items of $2.3 million. The non-cash items consisted primarily of depreciation expense on plant and equipment of $2.3 million, share-based compensation expense of $0.7 million, unrealized foreign exchange gains of $0.4 million and other items of $0.2 million.

Investing Activities

Net cash provided by investing activities was $41.2 million for the three months ended March 31, 2025 compared to $0.4 million used in investing activities for the three months ended March 31, 2024. The net cash used in or provided by investing activities for the respective periods consisted primarily of:

●	purchases of property, plant and equipment of $1.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
●	there were no purchases of intangible assets in the three months ended March 31, 2025 compared to $0.2 million for the three months ended March 31, 2024; and
●	investments in marketable securities of $16.1 million in the three months ended March 31, 2025 compared to none in the three months ended March 31, 2024; offset by
●	cash inflows of $58.4 million from the maturity, redemption or sale of marketable securities in the three months ended March 31, 2025 compared to none for the three months ended March 31, 2024.

The Company invests surplus cash and cash equivalents in marketable securities.

Financing Activities

Net cash used in financing activities was $25.3 million for the three months ended March 31, 2025 compared to net cash provided by financing activities of $29.2 million for the three months ended March 31, 2024. The net cash used in financing activities in the three months ended March 31, 2025 consisted of a $25.5 million repayment of the Hercules Capital loan facility, offset by net proceeds of $0.1 million from shares issued in an ATM offering. The net cash provided by financing activities in the three months ended March 31, 2024 consisted primarily of net proceeds of $29.2 million from shares issued in an ATM offering, net of commissions and issuance costs.

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

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$41,054	$91,139
Marketable securities - available-for-sale debt securities	18,509	60,466
Total Liquidity	$59,563	$151,605

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2025. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of March 31, 2025.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at March 31, 2025.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 2, 2024, the University of Texas M.D. Anderson Cancer Center (“MD Anderson”) served litigation in the District Court of Harris County against Adaptimmune LLC (“Adaptimmune”). The litigation relates to a Strategic Alliance Agreement between MD Anderson and Adaptimmune dated September 23, 2016. MD Anderson claims damages of over $21 million (excluding legal fees and costs of court) caused by Adaptimmune’s breach of contract. Alternatively, MD Anderson brings an action for quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and reformation. Adaptimmune provided its Original Answer, Affirmative Defenses, Special Exceptions and Counterclaims on January 22, 2025 denying all allegations of the MD Anderson petition and counterclaiming for breach of contract. MD Anderson filed a motion to dismiss Adaptimmune’s counterclaim, Special Exceptions and Original Answer to the counterclaim denying all allegations in the counterclaim on February 11, 2025. This motion was dismissed in its entirety on March 26, 2025. The parties have agreed to mediation of the dispute and mediation is due to occur during May 2025. The case has not yet proceeded to discovery stage and we do not believe there is any merit to the claims being brought by MD Anderson.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and the disclosures and risk factors set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended March 31, 2025, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

We may not be able to maintain compliance with the continued listing requirements of Nasdaq.

Our Americal Depository Shares (ADSs) are listed on Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price must not fall below $1.00 per ADS for 30 consecutive business days. On November 1, 2024, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), because the minimum bid price of the Company’s American Depositary Shares (“ADSs”) had been below $1.00 per share for 30 consecutive business days (the “Notice”). The Notice had no immediate effect on the listing or trading of the Company’s ADSs on The Nasdaq Global Select Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days, or until April 30, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s ADSs had to be at least $1.00 per ADS for a minimum of ten consecutive business days during this 180 calendar day grace period, unless Nasdaq exercised its discretion to extend this ten-day period. On April 22, 2025, the Company made an application to transfer its listing to the Nasdaq Capital Market and requested an additional 180 calendar day compliance period. On May 1, 2025, Nasdaq approved the Company’s application to transfer its listing to the Nasdaq Capital Market, effective at the opening of business on May 2, 2025. To regain compliance with the minimum bid price requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per ADS must be at least $1.00 per share for a minimum of ten consecutive business days during the additional 180 calendar day compliance period. However, if it appears to Nasdaq’s staff that the Company will not be able to cure the deficiency or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. The Company may appeal any such determination to delist its securities, but there can be no assurance that any such appeal would be successful.

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

As of March 31, 2025, the Company had cash and cash equivalents of $41.1 million, marketable securities of $18.5 million, and negative stockholders’ equity of $37.4 million. During the three months ended March 31, 2025, the Company incurred a net loss of $47.6 million, used cash of $66.6 million in its operating activities, and generated revenues of $7.3 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods. Having evaluated certain conditions and events, the Company has concluded that substantial doubt exists as to whether we can continue as an ongoing business within one year after the date the financial statements are issued.

We executed a restructuring of the Company to reduce headcount and expenses in early 2025. We have paused spend on the PRAME and CD-70 preclinical programs. Despite this restructuring we must obtain additional capital to continue funding planned operations. We are exploring strategic options. Despite this we may be unable to obtain sufficient additional capital to continue funding our operations or, if we do, it may be insufficient and/or on terms that are unfavorable to our existing shareholders. Any future fundraising, if possible, is likely to be highly dilutive to our existing shareholders and may also divert our management from its day-to-day activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
10.46

First Amendment to Loan and Security Agreement, dated May 14, 2024, by and among Adaptimmune Therapeutics plc, Adaptimmune LLC, CM Intermediate Sub I, Inc., CM Intermediate Sub II, Inc., TCR2 Therapeutics Inc., TRUCS Therapeutics Limited, Adaptimmune Limited and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.46 to our Form 8-K filed with the SEC on March 24, 2025).

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income/Loss for the three months ended March 31, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three months ended March 31, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive date File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: May 13, 2025	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: May 13, 2025	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer