Form 10-Q
period 2025-06-30
Adaptimmune Therapeutics PLC
filed 2025-08-13
CIK 1621227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the number of outstanding ordinary shares par value £0.001 per share of the Registrant is 1,590,309,546.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$26,061	$91,139
Marketable securities - available-for-sale debt securities (amortized cost of $0 and $60,451) net of allowance for expected credit losses of $0 and $0	-	60,466
Accounts receivable, net of allowance for expected credit losses of $0 and $0	9,313	1,454
Inventory, net	11,411	7,320
Other current assets and prepaid expenses	31,330	27,790
Total current assets	78,115	188,169

Restricted cash	1,717	2,067
Other non-current assets	94	629
Operating lease right-of-use assets, net of accumulated amortization of $20,721 and $17,750	18,748	19,909
Property, plant and equipment, net of accumulated depreciation of $75,028 and $51,893	28,152	31,309
Intangible assets, net of accumulated amortization of $6,141 and $5,567	3,807	3,880
Total assets	$130,633	$245,963

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,418	$8,692
Operating lease liabilities, current	4,514	4,709
Accrued expenses and other current liabilities	24,526	32,919
Restructuring provision	2,355	5,911
Deferred revenue, current	10,700	12,296
Total current liabilities	51,513	64,527

Operating lease liabilities, non-current	18,491	19,263
Deferred revenue, non-current	101,419	95,815
Borrowings, non-current	25,675	50,237
Other liabilities, non-current	4,493	4,272
Total liabilities	201,591	234,114

Stockholders’ equity
Common stock - Ordinary shares par value £0.001, 2,108,130,546 authorized and 1,590,309,546 issued and outstanding (2024: 2,039,252,874 authorized and 1,535,653,620 issued and outstanding)	2,156	2,085
Additional paid in capital	1,109,409	1,105,653
Accumulated other comprehensive loss	(10,612)	(1,902)
Accumulated deficit	(1,171,911)	(1,093,987)
Total stockholders' equity	(70,958)	11,849

Total liabilities and stockholders’ equity	$130,633	$245,963

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$11,078	$—	$15,126	$—
Development revenue	2,599	128,231	5,836	133,909
Total revenue	13,677	128,231	20,962	133,909
Operating expenses:
Cost of goods sold	(2,501)	—	(3,380)	—
Research and development	(22,979)	(40,448)	(51,836)	(75,655)
Selling, general and administrative	(18,485)	(19,083)	(41,767)	(38,815)
Total operating expenses	(43,965)	(59,531)	(96,983)	(114,470)
(Loss)/profit from operations	(30,288)	68,700	(76,021)	19,439
Interest income	233	1,376	1,143	2,721
Interest expense	(962)	(526)	(2,843)	(526)
Other income (expense), net	1,289	497	984	436
(Loss)/profit before income tax expense	(29,728)	70,047	(76,737)	22,070
Income tax expense	(612)	(526)	(1,187)	(1,052)
Net (loss)/profit attributable to ordinary shareholders	$(30,340)	$69,521	$(77,924)	$21,018

Net (loss)/profit per ordinary share
Basic	$(0.02)	$0.05	$(0.05)	$0.01
Diluted	$(0.02)	$0.04	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	1,584,522,868	1,533,531,837	1,563,458,270	1,492,386,749
Diluted	1,584,522,868	1,559,183,774	1,563,458,270	1,519,004,675

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS/INCOME

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss)/profit	$(30,340)	$69,521	$(77,924)	$21,018
Other comprehensive (loss)/income, net of tax
Foreign currency translation adjustments, net of tax of $0 and $0	(50,858)	(2,091)	(79,051)	4,724
Foreign currency gains/(losses) on intercompany loan of a long-term investment nature, net of tax of $0 and $0	44,655	1,400	70,358	(4,382)
Unrealized holding gains/(losses) on available-for-sale debt securities, net of tax of $0 and $0	3	(1)	(17)	(6)
Total comprehensive (loss)/income for the period	$(36,540)	$68,829	$(86,634)	$21,354

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2025	1,535,653,620	2,085	1,105,653	(1,902)	(1,093,987)	$11,849

Net loss	—	—	—	—	(47,584)	(47,584)
Other comprehensive loss	—	—	—	(2,510)	—	(2,510)
Issuance of shares upon exercise of stock options	7,738,026	9	—	—	—	9
Issue of shares under At The Market sales agreement, net of commission and expenses	3,702,162	5	117	—	—	122
Share-based compensation expense	—	—	685	—	—	685
Balance as of March 31, 2025	1,547,093,808	$2,099	$1,106,455	$(4,412)	$(1,141,571)	$(37,429)
Net loss	—	—	—	—	(30,340)	(30,340)
Other comprehensive loss	—	—	—	(6,200)	—	(6,200)
Issuance of shares upon exercise of stock options	637,734	1	—	—	—	1
Issue of shares under At The Market sales agreement, net of commission and expenses	42,578,004	56	1,597	—	—	1,653
Share-based compensation expense	—	—	1,357	—	—	1,357
Balance as of June 30, 2025	1,590,309,546	2,156	1,109,409	(10,612)	(1,171,911)	(70,958)

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

(In thousands, except share data)

				Accumulated
				other
				comprehensive		Total
	Common	Common	Additional	(loss)	Accumulated	stockholders’
	stock	stock	paid in capital	income	deficit	equity
Balance as of January 1, 2024	1,363,008,102	$1,865	$1,064,569	$(3,748)	$(1,023,173)	$39,513

Net loss	—	—	—	—	(48,503)	(48,503)
Other comprehensive income	—	—	—	1,028	—	1,028
Issuance of shares upon exercise of stock options	6,297,720	8	66	—	—	74
Issue of shares under At The Market sales agreement, net of commission and expenses	163,669,056	208	28,953	—	—	29,161
Share-based compensation expense	—	—	3,102	—	—	3,102
Balance as of March 31, 2024	1,532,974,878	$2,081	$1,096,690	$(2,720)	$(1,071,676)	$24,375
Net loss	—	—	—	—	69,521	69,521
Other comprehensive loss	—	—	—	(692)	—	(692)
Issuance of shares upon exercise of stock options	1,245,726	2	—	—	—	2
Issue of shares under At The Market sales agreement, net of commission and expenses	—	—	10	—	—	10
Share-based compensation expense	—	—	3,058	—	—	3,058
Balance as of June 30, 2024	1,534,220,604	$2,083	$1,099,758	$(3,412)	$(1,002,155)	$96,274

See accompanying notes to unaudited condensed consolidated financial statements.

ADAPTIMMUNE THERAPEUTICS PLC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities
Net (loss)/profit	$(77,924)	$21,018
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,620	5,457
Amortization	355	115
Share-based compensation expense	1,990	6,160
Unrealized foreign exchange gains	(888)	(266)
Accretion of available-for-sale debt securities	(509)	(42)
Other	56	2
Changes in operating assets and liabilities:
(Increase)/decrease in receivables and other operating assets	(9,158)	20,788
Increase in inventories	(4,041)	—
(Decrease)/increase in payables and other current liabilities	(11,407)	1,012
Decrease in noncurrent assets	562	—
Increase in borrowings and other non-current liabilities	784	454
Decrease in deferred revenue	(5,812)	(39,249)
Net cash (used in)/provided by operating activities	(101,372)	15,449

Cash flows from investing activities
Acquisition of property, plant and equipment	(1,278)	(524)
Acquisition of intangible assets	—	(588)
Maturity, redemption or sale of marketable securities	76,950	—
Investment in marketable securities	(16,090)	—
Other	62	11
Net cash provided by/(used in) investing activities	59,644	(1,101)

Cash flows from financing activities
Proceeds from issuance of borrowings, net of discount	—	24,500
Repayment of borrowings	(25,451)	—
Proceeds from issuance of common stock from offerings, net of commissions and issuance costs	1,775	29,171
Proceeds from exercise of stock options	10	76
Net cash (used in)/provided by financing activities	(23,666)	53,747

Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(34)	(436)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(65,428)	67,659
Cash, cash equivalents and restricted cash at start of period	93,206	147,017
Cash, cash equivalents and restricted cash at end of period	$27,778	$214,676

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early commercial and clinical development stages including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical programs or clinical programs, the need to obtain marketing approval for its cell therapies, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of its cell therapies, the need to develop a reliable commercial manufacturing process, the need to commercialize any cell therapies that may be approved for marketing, and protection of proprietary technology. If the Company does not successfully commercialize any of its cell therapies, it will be unable to generate product revenue or achieve profitability. Even though the Company has obtained marketing approval for its first cell therapy, TECELRA® (afamitresgene autoleucel) (“TECELRA”), it will take a period of time before any significant revenue is realized and the amount of revenue is heavily dependent on the success of commercialization and the costs of supplies including any post-marketing requirements the Company is subject to. The Company had an accumulated deficit of $1,171,911,000 as of June 30, 2025.

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

As of June 30, 2025, the Company had cash and cash equivalents of $26.1 million, marketable securities of $0, and negative stockholders’ equity of $71.0 million. During the six months ended June 30, 2025, the Company incurred a net loss of $77.9 million, used cash of $101.4 million in its operating activities, and generated revenues of $21.0 million. The Company has incurred net losses in most periods since inception and it expects to incur operating losses in future periods.

On July 27, 2025, the Company, entered into an Asset Purchase Agreement with USWM CT, LLC (“Purchaser”), a subsidiary of US WorldMeds Partners, LLC. Pursuant to the terms set forth in the Agreement, Adaptimmune agreed to sell to Purchaser the assets and rights related to Adaptimmune’s TECELRA, letecel, afami-cel and uza-cel cell therapies, and Purchaser agreed to assume certain liabilities related to the Products. The Transaction was completed on July 31, 2025. Upon consummation of the Transaction, the Purchaser paid $55.0 million in cash, a portion of which the Purchaser paid directly to Hercules Capital, Inc. (“Hercules”) to repay all of Adaptimmune’s indebtedness under that certain Loan and Security Agreement, dated May 14, 2024, by and among Adaptimmune, Hercules and the other parties thereto. In addition, Purchaser has agreed to make future payments to Adaptimmune of up to $30.0 million in cash upon the achievement of certain regulatory and commercial milestones related to the Products within certain specified time periods and subject to certain specified reductions. In connection with the Transaction, the Company also entered into (i) a license agreement, pursuant to which, among other things, Purchaser will be exclusively licensed residual intellectual property rights necessary for the manufacture and commercialization of the Products and (ii) a transition services agreement, pursuant to which Adaptimmune will agree to provide certain transition services to facilitate the transfer of purchased assets to US WorldMeds. Transition services will end, on a transition service-by-transition service basis, upon the earlier of the end of the term specified for each transition service and June 30, 2026 and are reimbursed by Purchaser.

On July 28, 2025, the Company also announced a restructuring in connection with the above Asset Purchase Agreement Transaction. Following consummation of the Transaction the Company plans to further reduce its remaining workforce by approximately 62%. The planned reduction in workforce is subject to consultation with employee representatives in the United Kingdom regarding the plan. The Company anticipates that much of the reduction in workforce will be completed during the third quarter of 2025. As a result of these actions, the Company expects to incur pre-tax costs, relating to employee severance and other employee related costs, of approximately $7.0 million to 8 million. The Company expects to incur the majority of such costs during the third quarter of 2025. This will significantly reduce the headcount, operations and costs base of the remaining company.

We intend to continue to look to monetize our remaining early stage pre-clincial assets including PRAME and ADP-520 and may engage in future financing activities.

As a result of the above activities, management considers that cash and cash equivalents will be sufficient to meet operating requirements through the 12 months following the filing of this Quarterly Report.

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

(e)          Significant concentrations of credit risk

The Company held cash and cash equivalents of $26,061,000, and restricted cash of $1,717,000 as of June 30, 2025. The cash and cash equivalents and restricted cash are held with multiple banks and the Company monitors the credit rating of those banks. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation in the United States (“U.S.”) and the U.K. Government Financial Services Compensation Scheme in the U.K. The Company’s investment policy limits investments to certain types of instruments, such as money market instruments, corporate debt securities and commercial paper, places restrictions on maturities and concentration by type and issuer and specifies the minimum credit ratings for all investments and the average credit quality of the portfolio.

The Company made sales of TECELRA to commercial customers and had two development revenue-generating customers during the three and six months ended June 30, 2025 which are Galapagos NV (“Galapagos”), and GSK. There were accounts receivable of $9,313,000 as of June 30, 2025 and $1,454,000 as of December 31, 2024. The Company has been transacting with Galapagos since 2024 and GSK since 2014 and has been selling products commercially since November 2024, during which time no credit losses have been recognized. As of June 30, 2025, the allowance for expected credit losses was not significant on the basis that the possibility of credit losses arising on its receivables as of June 30, 2025 is considered to be remote.

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

The Company generates development revenue from collaboration agreements with customers. The Company had two development revenue-generating contracts with customers in the three months and six months ended June 30, 2025 and three revenue generating contracts in the three and six months ended June 30, 2024: a termination and transfer agreement with GSK that was entered into on April 6, 2023 (the “Termination and Transfer Agreement”), a collaboration and license agreement with Galapagos executed on May 30, 2024 (the “Galapagos Collaboration Agreement”). The collaboration agreement with Genentech was terminated in April 2024 and the termination became effective on September 23, 2024.

Revenue comprises the following categories (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Product revenue, net	$11,078	$—	$15,126	$—
Development revenue	2,599	128,231	5,836	133,909
	$13,677	$128,231	$20,962	$133,909

Deferred revenue increased by $4,008,000 from $108,111,000 at December 31, 2024 to $112,119,000 at June 30, 2025 due to revenue recognized during the period of $5,812,000 that was included in deferred revenue at December 31, 2024 and a $9,820,000 increase caused by the change in the exchange rate between pound sterling and the U.S. dollar from £1.00 to $1.25 at December 31, 2024 to £1.00 to $1.37 at June 30, 2025.

The aggregate amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreements as of June 30, 2025 was $121,309,000.

3.1. Product Revenue

The Company received U.S. Food and Drug Administration (“FDA”) approval on August 1, 2024, for TECELRA for the treatment of advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy. There are 20 Authorized Treatment Centers (“ATCs”) available to initiate the treatment journey for the patients. Product revenue represents sales of TECELRA which is derived from five ATCs and nine ATCs during the three months and six months ended June 30, 2025 respectively.

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

The aggregate transaction price at inception of the Galapagos Collaboration Agreement was $100,000,000 comprising the $70,000,000 upfront payment and the $30,000,000 research and development funding. The fees for the exclusive license option exercise and development milestone payments are not considered probable as of June 30, 2025 and have not been included in the transaction price. The sales milestones and royalties for future sales of therapies have not been included within the transaction price as of June 30, 2025 because they are sales-based and would be recognized when the subsequent sales occur.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of June 30, 2025 was $97,935,000, of which $42,335,000 is allocated to the POC Trial performance obligation and $55,600,000 is allocated to the material right for the exclusive option.

The Genentech Collaboration and License Agreement

On April 12, 2024 the Company announced the termination of the collaboration agreement entered into by Adaptimmune Limited, a wholly-owned subsidiary of the Company, with Genentech on September 3, 2021 (the “Genentech Collaboration Agreement”), in relation to the research, development and commercialization of cancer targeted allogeneic T-cell therapies which was originally scheduled to be effective until October 7, 2024. The termination was accounted for as a contract modification on a cumulative catch-up basis. The termination did not change the nature of the performance obligations identified but resulted in a reduction in the transaction price as the additional payments and variable consideration that would have been due in periods after October 7, 2024 will now never be received.

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

The amount of the transaction price that is allocated to performance obligations that are unsatisfied or partially satisfied under the agreement as of June 30, 2025 was $23,374,000 of which $7,542,000 is allocated to the IGNYTE performance obligation and $15,832,000 is allocated to the LTFU performance obligation.

Note 4 — Loss per share

The following tables reconcile the numerator and denominator in the basic and diluted loss per share computation (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator for basic and diluted (loss)/profit per share
Net (loss)/profit attributable to ordinary shareholders	$(30,340)	$69,521	$(77,924)	$21,018
Net (loss)/profit attributable to ordinary shareholders used for basic and diluted (loss)/profit per share	$(30,340)	$69,521	$(77,924)	$21,018

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Denominator for basic (loss)/profit per share - Weighted average shares outstanding	1,584,522,868	1,533,531,837	1,563,458,270	1,492,386,749
Effect of dilutive securities:
Employee stock options	—	25,651,937	—	26,617,926
Denominator for diluted (loss)/profit per share	1,584,522,868	1,559,183,774	1,563,458,270	1,519,004,675

The dilutive effect of 261,875,895 stock options outstanding for the six months ended June 30, 2025 and 132,547,250 weighted stock options outstanding for the six months ended June 30, 2024 have been excluded from the diluted loss per share calculation because they would have an antidilutive effect on the loss per share for the period.

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

The following tables show the changes in accumulated other comprehensive (loss) income (in thousands):

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) gains on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2025	$(1,919)	$17	$(1,902)
Foreign currency translation adjustments	(28,193)	—	(28,193)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	25,703	—	25,703
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(20)	(20)
Balance at March 31, 2025	$(4,409)	$(3)	$(4,412)
Foreign currency translation adjustments	(50,858)	—	(50,858)
Foreign currency gains on intercompany loan of a long-term investment nature, net of tax of $0	44,655	—	44,655
Unrealized holding gains on available-for-sale debt securities, net of tax of $0	—	3	3
Balance at June 30, 2025	$(10,612)	$—	$(10,612)

	Accumulated	Accumulated	Total
	foreign	unrealized	accumulated
	currency	(losses) on	other
	translation	available-for-sale	comprehensive
	adjustments	debt securities	(loss) income

Balance at January 1, 2024	$(3,754)	$6	(3,748)
Foreign currency translation adjustments	6,815	—	6,815
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	(5,782)	—	(5,782)
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(5)	(5)
Balance at March 31, 2024	$(2,721)	$1	$(2,720)
Foreign currency translation adjustments	(2,091)	—	(2,091)
Foreign currency losses on intercompany loan of a long-term investment nature, net of tax of $0	1,400	—	1,400
Unrealized holding losses on available-for-sale debt securities, net of tax of $0	—	(1)	(1)
Balance at June 30, 2024	$(3,412)	$—	$(3,412)

Note 6 — Fair value measurements

Assets and liabilities are measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria. However, as at June 30, 2025 there are no assets classified as available-for-sale debt securities.

Note 7 — Marketable securities – available-for-sale debt securities

As of June 30, 2025, the Company had no investments in marketable securities.

The aggregate fair value (in thousands) and number of securities held by the Company (including those classified as cash equivalents) in an unrealized loss position as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025			December 31, 2024
	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses	Fair market value of investments in an unrealized loss position	Number of investments in an unrealized loss position	Unrealized losses
Marketable securities in a continuous loss position for less than 12 months:
Corporate debt securities	$—	—	$—	$4,679	$2	$(3)
	$—	—	$—	$4,679	$2	$(3)

During the six months ended June 30, 2025, the Company sold investments in marketable securities with a principal of $4,940,000 (based on the specific identification method) for proceeds of $4,940,000.

Note 8 — Other current assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development credits receivable	$18,277	$12,929
Prepayments	8,232	10,033
Clinical materials	—	59
VAT receivable	1,305	1,599
Other current assets	3,516	3,170
	$31,330	$27,790

On July 4, 2025, a receipt of $14.2 million was received from HMRC relating to the Research and development credits receivable for the Financial Year 2024 claim.

Note 9 — Operating leases

The Company has operating leases in relation to property for office, manufacturing and research facilities.

The following table shows the lease costs for the six months ended June 30, 2025 and 2024 and the weighted-average remaining lease term and the weighted-average discount rate as at June 30, 2025 and 2024:

	Six months ended
	June 30,
	2025	2024
Lease cost:
Operating lease cost	$3,290	$3,388
Short-term lease cost	32	88
	$3,322	$3,476

	June 30,
	2025	2024

Weighted-average remaining lease term - operating leases	6.0 years	5.1 years
Weighted-average discount rate - operating leases	10.2%	7.8%

The maturities of operating lease liabilities as of June 30, 2025 are as follows (in thousands):

Operating leases

2025	$3,789
2026	4,774
2027	4,391
2028	4,443
2029	4,496
after 2029	7,952
Total lease payments	29,845
Less: Imputed interest	(6,840)
Present value of lease liability	$23,005

The maximum lease term without activation of termination options is to 2041.

Note 10 — Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued clinical and development expenditure	$10,000	$11,931
Accrued commercial expenses and provisions	918	218
Accrued employee expenses	7,594	13,529
Other accrued expenditure	4,025	5,221
Other	1,989	2,020
	$24,526	$32,919

Note 11 — Share-based compensation

The following table shows the total share-based compensation expense included in the unaudited consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$305	$994	$173	$1,808
Selling, general and administrative	1,016	2,063	1,817	4,352
	$1,321	$3,057	$1,990	$6,160

The following table shows information about share options and options which have a nominal exercise price (similar to restricted stock units (RSUs)) granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Number of options over ordinary shares granted	24,711,600	1,795,872	24,711,600	43,982,424
Weighted average fair value of ordinary shares options	$0.07	$0.19	$0.07	$0.12
Number of additional options with a nominal exercise price granted	24,944,376	2,540,640	24,944,376	30,655,824
Weighted average fair value of options with a nominal exercise price	$0.10	$0.24	$0.10	$0.15

Note 12 — Stockholders’ equity

On April 8, 2022 the Company entered into a sales agreement with TD Cowen (the “Sales Agreement”), as amended pursuant to amendment no. 1 to Sales Agreement dated April 18, 2025 (together the “Agreement”), under which we may from time to time issue and sell American Depositary Shares (ADSs) representing our ordinary shares through TD Cowen in “at-the-market” offerings (“ATM”) for an aggregate offering price of up to $200 million. In the six months ended June 30, 2025 the Company sold 7,713,361 ADSs under the Agreement representing 46,280,166 ordinary shares (including 710,000 ADSs sold on March 31, 2025 representing 4,260,000 ordinary shares issued on April 1, 2025) resulting in net proceeds to the Company of $1,784,061 after deducting commissions payable under the Agreement and issuance costs. As of June 30, 2025, approximately $154,332,614 remained available for sale under the Agreement.

Note 13 – Borrowings

On May 14, 2024 (the “Closing Date”), we entered the “Loan Agreement” for a term loan facility of up to $125.0 million (the “Term Loan”), consisting of a term loan advance in the aggregate principal amount equal to $25.0 million on the Closing Date (the “Tranche 1 Advance”), and three further term loan advances available to the Company subject to certain terms and conditions in aggregate principal amounts of $25.0 million, $5.0 million and $30.0 million, respectively, and a term loan advance available in the sole discretion of the lenders and subject to certain terms and conditions in the aggregate principal amount of $40.0 million. The proceeds of the Term Loan will be used solely to repay related fees and expenses in connection with the Loan Agreement and for working capital and general corporate purposes.

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

At June 30, 2025 the face value of the outstanding principal (including capitalized PIK interest) on the Term Loan was $25,451,000, less unamortized discount of $216,000 and plus accreted value of the End of Term Charge of $440,000 based on the imputed interest rate of 14.8%. No qualifying debt issuance costs were incurred in relation to either Tranche.

At June 30, 2025, the fair value of the Term Loan was $26,299,000. The fair value of the Term Loan is a Level 2 measurement based on observable inputs including the contractual term of the instrument and market interest rates, notably the Prime Rate.

The aggregate maturity of the term loan for the next five years from June 30, 2025 is as follows:

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

On July 31, 2025, all indebtedness to Hercules was repaid and satisfied, and the Loan Agreement was irrevocably terminated on that date – see note 17 for further details.

Note 14 – Segment reporting

The Company has one reportable segment relating to the research, development and commercialization of its novel cell therapies. The segment derives its current revenues from research and development collaborations.

The Company’s Chief Operating Decision Maker (the “CODM”), its Chief Executive Officer and the senior leadership team (comprising the Executive Team members and two senior vice presidents), manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, total expenses and expenses by function and the CODM makes decisions using this information on a global basis.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$13,677	$128,231	$20,962	$133,909
Less:
Cost of goods sold	(2,501)	—	(3,380)	0
Research	488	(3,830)	(1,620)	(7,438)
CMC and Quality	(10,510)	(14,159)	(22,595)	(28,933)
Biomarkers	(1,505)	(2,495)	(2,727)	(5,286)
Development and Compliance	(9,552)	(12,611)	(20,102)	(27,486)
Infrastructure management and Facilities	(6,977)	(7,749)	(14,316)	(15,828)
Commercial and Commercial planning	(3,946)	(2,561)	(8,344)	(6,445)
Support and corporate functions	(10,172)	(9,139)	(22,811)	(21,073)
Other segment income/(expenses), net(a)	710	(6,987)	(1,088)	(1,981)
Total operating expenses	(43,965)	(59,531)	(96,983)	(114,470)
Operating (loss)/profit	(30,288)	68,700	(76,021)	19,439

Interest income	233	1,376	1,143	2,721
Interest expense	(962)	(526)	(2,843)	(526)
Other income (expense), net	1,289	497	984	436
Income tax expense	(612)	(526)	(1,187)	(1,052)
Segment and consolidated net (loss)/profit	$(30,340)	$69,521	$(77,924)	$21,018

(a)Other segment income/(expenses) for the six months ended June 30, 2025 includes reimbursements receivable for research and development tax and expenditure credits of $3,901,000 (2024: $5,879,000), depreciation of $4,620,000 (2024: $5,457,000), amortization of $355,000 (2024: $115,000) and share-based compensation expenses (see Note 11).

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

Prior to August 1, 2024, regulatory approval and subsequent commercialization of TECELRA, and thus the possibility of future economic benefits from TECELRA sales, were not considered probable and inventory-related costs were expensed as incurred; as such, the inventory recognized on the balance sheet does not included any pre-launch inventory. At June 30, 2025, the gross value of pre-launch inventory held but not recognized was $3,724,000, which includes inventory that could be used for either clinical or commercial purposes.

The components of inventory are as follows:

	June 30,	December 31,
	2025	2024
Raw materials	$10,761	$7,236
Work-in-progress	160	84
Finished goods	490	—
Total inventory, net	$11,411	$7,320

Note 16 – Contingencies & Provisions

MD Anderson Litigation

On July 16, 2025, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). As previously disclosed in the Company’s 2024 Annual Report and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, MD Anderson served litigation in the District Court of Harris County against the Company. The litigation relates to a strategic alliance agreement between MD Anderson and the Company dated September 23, 2016 (the “Alliance Agreement”). MD Anderson claimed damages of over $21 million (excluding legal fees and costs of court) caused by the Company’s alleged breach of contract. MD Anderson also brought an alternative action for quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and reformation.

Solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and MD Anderson entered into the Settlement Agreement. The Settlement Agreement provides for the release and dismissal of all claims relating to the Alliance Agreement, with dismissal being dependent on receipt of full payment of settlement sums by MD Anderson. The financial payment obligations under the Settlement Agreement are not considered by the Company to be material to the Company and the Company does not believe that payment under the Settlement Agreement will have a material adverse effect on the Company’s financial position or results of operations.

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

The amounts expected to be incurred in relation to the redundancy program were as follows:

	Contractual termination benefits	One-time employee termination benefits	Total restructuring cost
Cumulative amount incurred to, December 31, 2024	$4,102	$1,809	$5,911
Amount incurred in six months ended June 30,2025	321	1,914	2,235
Remaining amount expected to be incurred in future periods	—	240	240
Total amount expected to be incurred	$4,423	$3,963	$8,386

The table below is a summary of the changes in the restructuring provision in the consolidated balance sheets in the six months ended June 30, 2025:

	Contractual termination benefits	One-time employee termination benefits	Total restructuring provision

Liability at December 31, 2024	$4,102	$1,809	$5,911
Costs incurred and charged to selling, general and administrative expenses	401	1,777	2,178
Adjustment to liability	(80)	137	57
Amounts utilised during the period	(3,099)	(2,922)	(6,021)
Effects of foreign exchange rates	149	81	230
Liability at June 30, 2025	$1,473	$882	$2,355

Note 17 – Subsequent events

On July 16, 2025, the Company entered into the Settlement Agreement with MD Anderson. See Note 16 for futher information.

On July 27, 2025, the Company entered into the Asset Purchase Agreement. Pursuant to the terms set forth in the Asset Purchase Agreement, Adaptimmune agreed to sell to USWM CT, LLC (“Purchaser”, and together with US WorldMeds Partners, LLC, “US WorldMeds”) the assets and rights related to Adaptimmune’s TECELRA, letecel, afami-cel and uza-cel cell therapies (the “Products”), and Purchaser agreed to assume certain liabilities related to the Products (the “Transaction”). The Company also agreed to transfer to Purchaser specified intellectual property, product rights, regulatory authorizations, contracts, equipment, inventory, and other related assets. In connection with the Transaction, US WorldMeds intends to offer employment to approximately half of the Company’s workforce.

Upon consummation of the Transaction, Purchaser paid $55.0 million in cash, a portion of which Purchaser paid directly to Hercules to repay all of the Company’s indebtedness under the Loan Agreement. In addition, Purchaser has agreed to make future payments to the Company of up to $30.0 million in cash upon the achievement of certain regulatory and commercial milestones related to the Products within certain specified time periods and subject to certain specified reductions, including:

-	$5.0 million upon acceptance for review by the FDA of all modules of a Biologics License Application for lete-cel;
-	$10.0 million upon receipt of full FDA marketing approval of lete-cel for biomarker-eligible patients with advanced or metastatic synovial sarcoma and myxoid/round cell liposarcoma;
-	up to $5.0 million in the aggregate, payable in two equal installments of $2.5 million each if net product revenue for TECELRA in the United States equal to or exceeding $18.0 million in any calendar quarter; and
-	$10.0 million if net product revenue for TECELRA and lete-cel in the United States equal to or exceeding $200.0 million.

The Transaction was completed and funds received from Purchaser on July 31, 2025.

At the same time and in connection with the consummation of the Transaction Hercules was paid an amount equal to approximately $29.1 million (the “Payoff Amount”) in satisfaction of all indebtedness owed to Hercules, including principal, accrued and unpaid interest, fees, costs and expenses payable under the Loan Agreement. The Payoff Amount included (a) approximately $2.9 million as an end-of-term fee and (b) approximately $0.5 million as a pre-payment fee. Upon receipt of the Payoff Amount, Hercules discharged in full all of the Company’s and its subsidiaries’ obligations, covenants, debts and liabilities under the Loan Agreement and released all liens and security interests granted to Hercules to secure the obligations under the Loan Agreement. In connection with the Transaction, the Company also entered into (i) a license agreement, pursuant to which,among other things, Purchaser will be exclusively licensed residual intellectual property rights necessary for the manufacture and commercialization of the Products and (ii) a transition services agreement, pursuant to which Adaptimmune will agree to provide certain transition services to facilitate the transfer of purchased assets to US WorldMeds. Transition services will end, on a transition service-by-transition service basis, upon the earlier of the end of the term specified for each transition service and June 30, 2026.

The Loan Agreement was irrevocably terminated as of July 31, 2025.

On July 28, 2025, the Company also announced a restructuring in connection with the Transaction. Following consummation of the Transaction the Company plans to further reduce its remaining workforce by approximately 62%. The planned reduction in workforce is subject to consultation with employee representatives in the United Kingdom regarding the plan. The Company anticipates that the majority of the reduction in workforce will be completed during the third quarter of 2025. As a result of these actions, the Company expects to incur approximately $7 to $8 million in pre-tax costs, relating to employee severance and other employee related costs. These estimates are subject to certain assumptions and actual results may differ. As part of the restructuring, Elliot Norry, our Chief Medical Officer, and Cintia Piccina, our Chief Commercial Officer, ceased to be employed by Adaptimmune LLC as of August 8, 2025 and Joanna Brewer, our Chief Scientific Officer, will cease to be employed by Adaptimmune Limited as of August 31, 2025.

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

Overview

We are a commercial-stage biopharmaceutical company working to redefine the treatment of solid tumor cancers with cell therapies. With the approval by the U.S. Food and Drug Administration (“FDA”) of our first biologics license application (“BLA”) for TECELRA® (afamitresgene autoleucel) (“TECELRA”), which is the first engineered T-cell therapy for the treatment of a solid tumor cancer approved in the U.S.

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

We have been planning commercial launch for our second T-cell immunotherapy, letetresgene autoleucel (“lete-cel”), for people with synovial sarcoma and myxoid liposarcoma in 2026. In addition to our commercial sarcoma franchise we remain committed to our collaboration with Galapagos which uses our uzatresgene autoleucel (“uza-cel”) candidate manufactured using the Galapagos manufacturing process.

On July 27, 2025, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with USWM CT, LLC (“Purchaser”), a subsidiary of US WorldMeds Partners, LLC (together with Purchaser, “US WorldMeds”). Pursuant to the terms set forth in the Asset Purchase Agreement, we agreed to sell to Purchaser the assets and rights related to Adaptimmune’s TECELRA, letecel, afami-cel and uza-cel cell therapies (the “Products”), and Purchaser agreed to assume certain liabilities related to the Products (the “Transaction”). We also agreed to transfer to Purchaser specified intellectual property, product rights, regulatory authorizations, contracts, equipment, inventory, and other related assets. We continue to look for strategic options in relation to our pre-clinical assets and in particular our PRAME directed T-cell therapy and our CD70 directed TRuC therapy. In connection with the transaction, US WorldMeds intends to offer employment to approximately half of the Company’s existing employees. Further detail can be found in Note 17 to the financial statements.

TECELRA and Commercialization

We have been focused on the commercialization of TECELRA for the treatment of advanced synovial sarcoma and for which we received FDA approval on August 1, 2024. Commercialization of TECELRA will now pass to US WorldMeds and we will work with them to ensure a smooth transition.

Letetresgene autoleucel (“lete-cel”)

Lete-cel targets the NY-ESO antigen and has been in clinical trials (the IGNYTE-ESO trial) for people with synovial sarcoma and myxoid liposarcoma. It is the second product in our sarcoma franchise. Final data for the IGNYTE-ESO trial were reported at the Connective Tissue Oncology Society Annual Meeting (“CTOS”) in November 2024. In January 2025, lete-cel was granted breakthrough therapy designation by the U.S. FDA for the treatment of patients with unresectable or metastatic myxoid liposarcoma who have received prior anthracycline-based chemotherapy, are positive for HLA-A*02:01, HLA-A*02:05, or HLA-A*02:06, and whose tumor expresses the

NY-ESO-1 antigen. The development of lete-cel will now pass to US WorldMeds and we will work with them on the anticipated BLA filing.

Clinical Programs

We have a pediatric trial ongoing in the U.S. in tumors expressing the MAGE-A4 antigen.

We anticipated filing a clinical trial authorization for a Phase 1 trial in head and neck cancer in collaboration with Galapagos during 2025. The conduct of the Phase 1 trial will now pass to US WorldMeds as part of the Transaction and we will work with them to ensure a smooth transition.

Preclinical programs

Our preclinical pipeline is focused on the development of T-cell therapies directed to PRAME (ADP-600) and CD70 (ADP-520). We have paused spend on these preclinical programs whilst we look for strategic options for these pre-clinical assets.

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

Corporate News

On July 27, 2025, the Company entered into the Asset Purchase Agreement. Pursuant to the terms set forth in the Asset Purchase Agreement, Adaptimmune agreed to sell to Purchaser the assets and rights related to Adaptimmune’s TECELRA, letecel, afami-cel and uza-cel cell therapies, and Purchaser agreed to assume certain liabilities related to the Products. The Transaction was completed on July 31, 2025.

At the same time and in connection with the consummation of the Asset Purchase Agreement, Hercules Capital, Inc. (“Hercules”) was paid an amount equal to approximately $29.1 million in satisfaction of all indebtedness owed to Hercules pursuant to the Loan and Security Agreement (the “Loan Agreement”), dated May 14, 2024, by and among Adaptimmune, Hercules and the other parties thereto. The Loan Agreement was irrevocably terminated as of July 31, 2025.

On July 28, 2025, the Company also announced a restructuring in connection with the Transaction. Following consummation of the Transaction, the Company plans to further reduce its remaining workforce by approximately 62%. The Company anticipates that the majority of the reduction in workforce will be completed during the third quarter of 2025. As a result of these actions, the Company expects to incur approximately $7 to $8 million in pre-tax costs, relating to employee severance and other employee related expenses. The Company expects to incur the majority of such costs during the third quarter of 2025. These estimates are subject to certain assumptions and actual results may differ. As part of the restructuring, Elliot Norry, our Chief Medical Officer, and Cintia Piccina, our Chief Commercial Officer, ceased to be employed by Adaptimmune LLC as of August 8, 2025 and Joanna Brewer, our Chief Scientific Officer, will cease to be employed by Adaptimmune Limited as of August 31, 2025. As previously disclosed, Gavin Wood, our Chief Financial Officer, will cease to be employed by Adaptimmune Limited as of August 31, 2025.

Financial Operations Overview

Revenue

After, the Company received FDA approval on August 1, 2024, for TECELRA for the treatment of advanced MAGE-A4+ synovial sarcoma in adults with certain HLA types who have received prior chemotherapy, the Company started generating product revenue from sales of TECELRA. There are 20 Authorized Treatment Centers (“ATCs”) available to initiate the treatment journey for the patients.

The Company generates development revenue from collaboration agreements with customers. The Company had two development revenue-generating customers in the three and six months ended June 30, 2025 and three revenue generating contracts in the three and six months ended June 30, 2024, respectively: the Galapagos Collaboration Agreement (effective from May 30, 2024), the GSK Termination and Transfer Agreement (effective from April 11, 2023) and the Genentech Collaboration Agreement (terminated September 23, 2024).

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

This collaboration includes an initial payments of $100 million, comprised of $70 million upfront and $30 million of research and development funding, option exercise fees of up to $100 million (the amount depending on the number of indications in relation to which the option is exercised), additional development and sales milestone payments of up to a maximum of $465 million, plus tiered royalties on net sales. The $70 million upfront payment and $15 million of upfront research and development funding was received in June 2024.

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

As a company that carries out extensive research and development activities, we benefit from the U.K. merged research and development credit regime (“Merged RDEC Scheme”), whereby our principal research subsidiary company, Adaptimmune Limited, is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 16.2% of eligible research and development expenditures. Qualifying expenditures largely comprise employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects. Subcontracted research expenditures are eligible for a cash rebate of up to approximately 10.5%. A large proportion of costs in relation to our pipeline research, clinical trials management and manufacturing development activities, all of which are being carried out by Adaptimmune Limited, are eligible for inclusion within these tax credit cash rebate claims.

The Merged RDEC scheme includes an exception for R&D Intensive SMEs. For entities which qualify as R&D Intensive SMEs, a higher effective cash tax benefit of 27% will be available. The Company does not expect to qualify as an R&D Intensive SME for the year ended December 31, 2025.

Prior to introduction of the Merged RDEC Scheme on April 1, 2024 the Company benefitted from the U.K. research and development tax credit regime for small and medium sized companies (“SME R&D Tax Credit Scheme”) and, for certain expenditures that were not qualifying expenditures under the SME R&D Tax Credit Scheme, the U.K. research and development expenditure credit scheme (the “RDEC Scheme”). These schemes resulted in payable tax credits of 18.6% and 15%, respectively, for the year ended December 31, 2024.

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

Other Income (Expense), Net

Other income (expense), net primarily comprises foreign exchange gains (losses). We are exposed to foreign exchange rate risk because we currently operate facilities in the U.K. and U.S. Our expenses are generally denominated in the currency in which our operations are located, which are the U.K. and the U.S. However, our U.K.-based subsidiary incurs significant research and development costs in U.S. dollars and, to a lesser extent, Euros. Our U.K. subsidiary has an intercompany loan balance in U.S. dollars payable to the Company. Since July 1, 2019, the intercompany loan has been considered as being a long-term investment as repayment is not planned or anticipated in the foreseeable future. It is the Company’s intent not to request payment of the intercompany loan for the foreseeable future. The foreign exchange gains or losses arising on the revaluation of intercompany loans of a long-term investment nature are reported within other comprehensive (loss) income, net of tax.

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

Taxation

We are subject to corporate taxation in the U.K. and the U.S. We typically incur tax losses and tax credit carryforwards in the U.K. No net deferred tax assets are recognized on our U.K. losses and tax credit carryforwards because there is currently no indication that we will make sufficient taxable profits to utilize these tax losses and tax credit carryforwards. The main rate of U.K. corporation tax is 25% and the Small Profit rate of U.K. corporation tax is 19%, for the year ended December 31, 2025.

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

No accounting policies or estimates were considered to be critical to the judgements and estimates used in the preparation of our financial statements for the six months ended June 30, 2025.

Results of Operations

Comparison of three months ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024, together with the changes to those items (in thousands):

	Three months ended
	June 30,
	2025	2024	Increase/decrease
Product revenue, net	$11,078	$—	$11,078	—%
Development revenue	2,599	128,231	(125,632)	(98)%
Revenue	$13,677	$128,231	$(114,554)	(89)%
Cost of goods sold	(2,501)	—	(2,501)	—%
Research and development expenses	(22,979)	(40,448)	17,469	(43)%
Selling, general and administrative expenses	(18,485)	(19,083)	598	(3)%
Total operating expenses	(43,965)	(59,531)	15,566	(26)%
(Loss)/profit from operations	(30,288)	68,700	(98,988)	(144)%
Interest income	233	1,376	(1,143)	(83)%
Interest expense	(962)	(526)	(436)	83%
Other (expense) income, net	1,289	497	792	159%
(Loss)/profit before income tax expense	(29,728)	70,047	(99,775)	(142)%
Income tax expense	(612)	(526)	(86)	16%
Net (loss)/profit attributable to ordinary shareholders	$(30,340)	$69,521	$(99,861)	(144)%

Revenue

The revenue recognized in the three months ended June 30, 2025 relates to TECELRA product sales and development revenue under the Galapagos Collaboration Agreement and the GSK Termination and Transfer Agreement.

Revenue decreased by $114.6 million to $13.7 million in the three months ended June 30, 2025 compared to $128.2 million for the three months ended June 30, 2024. Revenue from development activities decreased by 98% for the three months ended June 30, 2025, compared to the same period in 2024. This decline was primarily due to the termination of the Genentech collaboration in April 2024 which resulted in the recognition of a cumulative catch-up adjustment of $101.3 million for the three months ended June 30, 2024. The product revenue has increased due to product sales commencing following the FDA approval of TECELRA on August 1, 2024.

Research and Development Expenses

Research and development expenses decreased by 43% to $23.0 million for the three months ended June 30, 2025 from $40.4 million for the three months ended June 30, 2024.

Our research and development expenses comprise the following (in thousands):

	Three months ended
	June 30,
	2025	2024	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$14,347	$25,089	$(10,742)	(43)%
Subcontracted expenditure	9,710	13,962	(4,252)	(30)%
Manufacturing facility expenditure	1,281	2,772	(1,491)	(54)%
Share-based compensation expense	305	994	(689)	(69)%
In-process research and development costs	(1)	11	(12)	(109)%
Reimbursements receivable for research and development tax and expenditure credits	(2,663)	(2,380)	(283)	12%
	$22,979	$40,448	$(17,469)	(43)%

These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $17.5 million for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to the following:

●	a decrease of $10.7 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by an decrease in the average number of employees engaged in research and development and a reduction in temporary staff following the restructuring and reprioritization of activities that was announced in November 2024;
●	a decrease of $4.3 million on subcontracted expenditure primarily due to a reduction in outsourced research costs;
●	a decrease of $1.5 million in manufacturing facility expenditure due to reduction in manufacturing operations post restructuring;
●	a decrease of $0.7 million in share-based compensation due to forfeiture credits as a result of redundancies arising as part of the restructuring; and
●	a decrease of $0.3 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and changes to the tax credit schemes effective for financial years commencing from April 1, 2024, that affected the scope of qualifying expenditure and effective rate at which we claim credits.

Our subcontracted costs for the three months ended June 30, 2025 were $9.7 million, compared to $13.9 million in the same period of 2024. This includes $7.1 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $2.6 million of other development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 3% to $18.5 million for the three months ended June 30, 2025 from $19.1 million for the three months ended June 30, 2024.

	Three months ended
	June 30,
	2025	2024	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$8,475	$10,128	$(1,653)	(16)%
Restructuring charges	571	—	571	—%
Professional fees	6,528	8,111	(1,583)	(20)%
Other corporate costs	2,909	2,581	328	13%
Share-based compensation expense	1,016	2,063	(1,047)	(51)%
Commercial expenses	517	—	517	—%
Reimbursements	(1,531)	(3,800)	2,269	(60)%
	$18,485	$19,083	$(598)	(3)%

The net decrease in our selling, general and administrative expenses of $0.6 million for the three months ended June 30, 2025 compared to the same period in 2024 was largely due to:

●	a decrease of $1.7 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by a decrease in the average number of employees following the restructuring and reprioritization of activities that was announced in November 2024;
●	a decrease of $1.6 million in professional fees is due to a reduction in accounting, legal and professional fees, due primarily to a reduction in legal fees relating to business development work and commercialization costs; and
●	a decrease of $1.0 million in share-based compensation due to reduction in the average number of employees following the restructuring in announced in November 2024.

Interest income

Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization/accretion of the premium/discount on purchase of the debt securities. Interest income was $0.2 million for the  three months ended June 30, 2025, compared to $1.3 million for the three months ended June 30, 2024. The decrease in the interest income is inline with the reduction in the investment in marketable securities.

Interest expense

Interest expense primarily relates to interest arising on the loan with Hercules Capital. For the three months ended June 30, 2025, the interest expense is $1.0 million compared to $0.5 million for the three months ended June 30, 2024, as the Loan and Securities agreement was only entered into in May 2024.

Income Taxes

Income taxes arise in the U.S. due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the U.K. on an annual basis and have incurred losses in TCR2 since the acquisition.

Results of Operations

Comparison of six months ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024, together with the changes to those items (in thousands):

	Six months ended
	June 30,
	2025	2024	Increase/decrease
Product revenue, net	$15,126	$—	$15,126	—%
Development revenue	5,836	133,909	(128,073)	(96)%
Revenue	$20,962	$133,909	$(112,947)	(84)%
Cost of goods sold	(3,380)	—	(3,380)	—%
Research and development expenses	(51,836)	(75,655)	23,819	(31)%
Selling, general and administrative expenses	(41,767)	(38,815)	(2,952)	8%
Total operating expenses	(96,983)	(114,470)	17,487	(15)%
(Loss)/profit from operations	(76,021)	19,439	(95,460)	(491)%
Interest income	1,143	2,721	(1,578)	(58)%
Interest expense	(2,843)	(526)	(2,317)	440%
Other (expense) income, net	984	436	548	126%
(Loss)/profit before income tax expense	(76,737)	22,070	(98,807)	(448)%
Income tax expense	(1,187)	(1,052)	(135)	13%
Net (loss)/profit attributable to ordinary shareholders	$(77,924)	$21,018	$(98,942)	(471)%

Revenue

The revenue recognized in the six months ended June 30, 2025 relates to TECELRA product sales and development revenue under the Galapagos Collaboration Agreement and the GSK Termination and Transfer Agreement.

Revenue decreased by $112.9 million to $21.0 million in the six months ended June 30, 2025 compared to $133.9 million for the six months ended June 30, 2024. Revenue from development activities decreased by 96% for the six months ended June 30, 2025, compared to the same period in 2024. This decline was primarily due to the termination of the Genentech collaboration in April 2024 which resulted in the recognition of a cumulative catch-up adjustment of $101.3 million for the six months ended June 30, 2024. The product revenue has increased due to product sales commencing following the FDA approval of TECELRA on August 1, 2024.

Research and Development Expenses

Research and development expenses decreased by 31% to $51.8 million for the six months ended June 30, 2025 from $75.7 million for the six months ended June 30, 2024.

Our research and development expenses comprise the following (in thousands):

	Six months ended
	June 30,
	2025	2024	Increase/decrease
Salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs(1)	$34,132	49,114	$(14,982)	(31)%
Subcontracted expenditure	18,382	25,419	(7,037)	(28)%
Manufacturing facility expenditure	3,043	5,172	(2,129)	(41)%
Share-based compensation expense	173	1,808	(1,635)	(90)%
In-process research and development costs	7	21	(14)	(67)%
Reimbursements receivable for research and development tax and expenditure credits	(3,901)	(5,879)	1,978	(34)%
	$51,836	$75,655	$(23,819)	(31)%

(1)	These costs are not analyzed by project since employees may be engaged in multiple projects simultaneously.

The net decrease in our research and development expenses of $23.8 million for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the following:

●	a decrease of $15.0 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by an decrease in the average number of employees engaged in research and development and a reduction in temporary staff following the restructuring and reprioritization of activities that was announced in November 2024;
●	a decrease of $7.0 million on subcontracted expenditure primarily due to a reduction in outsourced research costs;
●	a decrease of $2.1 million in manufacturing facility expenditure due to reduction in manufacturing operations post restructuring;
●	a decrease of $1.6 million in share-based compensation due to forfeiture credits as a result of redundancies arising as part of the restructuring; and
●	a decrease of $2.0 million in reimbursements receivable for research and development tax and expenditure credits due to decreases in the associated research and development costs for which the credits may be claimed and changes to the tax credit schemes effective for financial years commencing from April 1, 2024, that affected the scope of qualifying expenditure and effective rate at which we claim credits.

Our subcontracted costs for the six months ended June 30, 2025 were $18.4 million, compared to $25.4 million in the same period of 2024. This includes $13.6 million of costs directly associated with our afami-cel, lete-cel and uza-cel T-cells and $4.8 million of other development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 8% to $41.8 million for the six months ended June 30, 2025 from $38.8 million in the same period in 2024. Our selling, general and administrative expenses consist of the following (in thousands):

	Six months ended
	June 30,
	2025	2024	Increase/decrease
Salaries, depreciation of property, plant and equipment and other employee-related costs	$18,451	$20,008	$(1,557)	(8)%
Restructuring charges	2,233	—	2,233	—%
Professional fees	13,580	12,934	646	5%
Other corporate costs	6,340	5,321	1,019	19%
Share-based compensation expense	1,817	4,352	(2,535)	(58)%
Selling expenses	877	—	877	—%
Reimbursements	(1,531)	(3,800)	2,269	(60)%
	$41,767	$38,815	$2,952	8%

The net increase in our selling, general and administrative expenses of $3.0 million for the six months ended June 30, 2025 compared to the same period in 2024 was largely due to:

●	a reduction of $1.6 million in salaries, materials, equipment, depreciation of property, plant and equipment and other employee-related costs, which is driven primarily by an decrease in the average number of employees following the restructuring and reprioritization of activities that was announced in November 2024; and

●	a reduction of $2.5 million in share-based compensation due to forfeiture credits arising as a result of redundancies in the first and second quarter of 2025 arising from the restructuring program; offset by
●	an increase in restructuring charges of $2.2 million, which related to the restructuring programme that was initiated in November 2024 and ongoing in the first and second quarter of 2025.

Interest income

Interest income primarily relates to interest on cash, cash equivalents and available-for-sale debt securities and is presented net of amortization/accretion of the premium/discount on purchase of the debt securities. Interest income was $1.1 million for the six months ended June 30, 2025, compared to $2.7 million for the six months ended June 30, 2024. The decrease in the interest income is inline with the reduction in the investment in marketable securities.

Interest expense

Interest expense primarily relates to interest arising on the loan with Hercules Capital. For the six months ended June 30, 2025, the interest expense is $2.8 million compared to $0.5 million for the six months ended June 30, 2024, as the Loan and Securities agreement was only entered into in May 2024.

Income Taxes

Income taxes arise in the U.S. due to Adaptimmune LLC generating taxable profits. We typically incur taxable losses in the U.K. on an annual basis and have incurred losses in TCR2 since the acquisition.

Liquidity and Capital Resources

Sources of Funds

Since our inception, we have incurred significant net losses and negative cash flows from operations. We financed our operations primarily through sales of equity securities, cash receipts under our collaboration arrangements and research and development tax and expenditure credits. From inception through to June 30, 2025, we have raised:

●	$902.0 million, net of issuance costs, through the issuance of shares;
●	$49.5 million, net of discount, drawn from the Hercules Capital loan facility;
●	$545.8 million through collaborative arrangements with Galapagos, Genentech, GSK and Astellas Pharma Inc. (terminated on March 6, 2023);
●	$154.9 million in the form of reimbursable U.K. research and development tax credits and receipts from the U.K. RDEC Scheme; and
●	$45.3 million in cash and cash equivalents and restricted cash and $39.5 million of marketable securities acquired as part of the strategic combination with TCR[2].

We use a non-GAAP measure, Total Liquidity, which is defined as the total of cash and cash equivalents and marketable securities, to evaluate the funds available to us in the near-term. A description of Total Liquidity and reconciliation to cash and cash equivalents, the most directly comparable U.S. GAAP measure, are provided below under “Non-GAAP measures”.

On July 27, 2025, the Company entered into the Asset Purchase Agreement. Pursuant to the terms of the Asset Purchase Agreement, the Purchaser paid $55.0 million in cash on consummation of the transaction, a portion of which ($29.1 million) was paid directly to Hercules to repay all of the Company’s indebtedness under the Loan Agreement.

We believe that our Total Liquidity, combined with the upfront payment and the proceeds from the transaction described above, will be sufficient to fund our operations, based upon our currently anticipated restructuring activities, research and development activities and planned capital spending, for at least 12 months. This belief is based on estimates that are subject to risks and uncertainties and may change if actual results differ from management’s estimates.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended
	June 30,
	2025	2024
Net cash (used in)/provided by operating activities	$(101,372)	$15,449
Net cash provided by/(used in) investing activities	59,644	(1,101)
Net cash (used in)/provided by financing activities	(23,666)	53,747
Cash, cash equivalents and restricted cash	27,778	214,676

Operating Activities

Net cash used in operating activities was $101.4 million for the six months ended June 30, 2025 compared to $15.4 million provided by operating activities for the six months ended June 30, 2024. Our activities typically result in net use of cash in operating activities. In the six months ended June 30,2024 there was a receipt of research and development credits of $30.8 million , an $85 million upfront payment from Galapagos and a $7.7 million milestone payment from GSK, none of which were repeated in the six months ended

June 30, 2025. Operating cash outflows also increased due to redundancy payments made in six months ended June 30, 2025, relating to the restructuring announced in November 2024.

Net cash used in operating activities of $101.4 million for the six months ended June 30, 2025 comprised a net loss of $77.9 million and a net cash outflow of $29.1 million from changes in operating assets and liabilities, offset by non-cash items of $5.6 million. The non-cash items consisted primarily of depreciation expense on plant and equipment of $4.6 million, share-based compensation expense of $2.0 million, unrealized foreign exchange gains of $0.9 million and other items of $0.1 million.

Investing Activities

Net cash provided by investing activities was $59.6 million for the six months ended June 30, 2025 compared to $1.1 million used in investing activities for the six months ended June 30, 2024. The net cash used in or provided by investing activities for the respective periods consisted primarily of:

●	purchases of property, plant and equipment of $1.3 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
●	there were no purchases of intangible assets in the six months ended June 30, 2025 compared to $0.6 million for the six months ended June 30,2024; and
●	investments in marketable securities of $16.1 million in the six months ended June 30,2025 compared to none in the six months ended June 30, 2024; offset by
●	cash inflows of $77.0 million from the maturity, redemption or sale of marketable securities in the six months ended June 30, 2025 compared to none for the six months ended June 30, 2024.

The Company invests surplus cash and cash equivalents in marketable securities.

Financing Activities

Net cash used in financing activities was $23.7 million for the six months ended June 30, 2025 compared to net cash provided by financing activities of $53.7 million for the six months ended June 30, 2024. The net cash used in financing activities in the six months ended June 30, 2025 consisted of a $25.5 million repayment of the Hercules Capital loan facility, offset by net proceeds of $1.8 million from shares issued in an ATM offering. The net cash provided by financing activities in the six months ended June 30, 2024 consisted primarily of net proceeds of $29.2 million from shares issued in an ATM offering, net of commissions and issuance costs.

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

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$26,061	$91,139
Marketable securities - available-for-sale debt securities	—	60,466
Total Liquidity	$26,061	$151,605

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the three months ended June 30, 2025. For a discussion of the Company’s exposure to market risk, please refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) as of June 30, 2025.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2025.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d – 15(e)) under the Exchange Act) occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 16, 2025, the Company entered into the Settlement Agreement with MD Anderson. As previously disclosed in the Company’s 2024 Annual Report and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, MD Anderson served litigation in the District Court of Harris County against the Company. The litigation relates to the Alliance Agreement. MD Anderson claimed damages of over $21 million (excluding legal fees and costs of court) caused by the Company’s breach of contract. MD Anderson also brought an alternative action for quantum meruit, promissory estoppel, unjust enrichment, negligent misrepresentation and reformation.

Solely to avoid the costs, risks and uncertainties inherent in litigation, the Company and MD Anderson entered into the Settlement Agreement. The Settlement Agreement provides for the release and dismissal of all claims relating to the Alliance Agreement, with dismissal being dependent on receipt of full payment of settlement sums by MD Anderson. The financial payment obligations under the Settlement Agreement are not considered by the Company to be material to the Company and the Company does not believe that payment under the Settlement Agreement will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors.

Our business has significant risks. You should carefully consider the risk factors set out in Part I, Item 1A “Risk Factors” of our 2024 Annual Report and the disclosures and risk factors set out in this Quarterly Report, including our condensed consolidated financial statements and the related notes, before making an investment decision regarding our securities. The risks and uncertainties described are those material risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

As of and for the period ended June 30, 2025, save as provided below there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A. Risk Factors of our 2024 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
10.1

Asset Purchase Agreement, dated July 27, 2025, by and among Adaptimmune Limited, USWM CT, LLC and, solely for the purpose of Section 10.14 thereof, US WorldMeds Partners, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed with the SEC on July 28, 2025).

10.2

Rules of the Adaptimmune Therapeutics plc 2025 Employee Share Option Scheme and Rules of the Adaptimmune Therapeutics plc 2025 Non-Employee Share Option Scheme (incorporated by reference to Annex B to our Definitive Proxy Statement filed with the SEC on April 25, 2025).

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

101**

The following financial information from Adaptimmune Therapeutics plc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income/Loss for the three and six months ended June 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Change in Equity for the three and six months ended June 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104**	Cover Page Interactive date File (formatted in Inline XBRL and contained in Exhibit 101).

**    Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAPTIMMUNE THERAPEUTICS PLC

Date: August 13, 2025	/s/ Adrian Rawcliffe
Adrian Rawcliffe
Chief Executive Officer

Date: August 13, 2025	/s/ Gavin Wood
Gavin Wood
Chief Financial Officer